Form 10-K
period 1995-12-31
CALCASIEU REAL ESTATE & OIL CO INC
filed 1996-03-29
CIK 352955

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15 (d) of
                      The Securities Exchange Act of 1934

For Fiscal Year Ended December 31, 1995            Commission File Number 0-9669

                     CALCASIEU REAL ESTATE & OIL CO., INC.
             (Exact name of registrant as specified in its charter)

             Louisiana                                   72-0144530
    (State of other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification No.)

       One Lakeside Plaza                                70601
     Lake Charles, Louisiana                           (Zip Code)
 (Address of principal executive offices)

      Registrant's telephone number, including area code:  (318) 494-4256

          Securities registered pursuant to Section 12 (b) of the Act:

                              Name of each exchange
     Title of each Class       on which registered
     -------------------       -------------------

            None                  Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes [X]  No [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Trading in the Company's common stock is limited and sporadic and its common stock has no readily established market value.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date. Common Stock, No Par Value, 1,997,272 shares outstanding at March 15, 1996.

                      Documents Incorporated by Reference

             Document                       Part of Form 10-K
             --------                       -----------------

     Definitive Proxy Statement              Parts I and III

                                     PART I

ITEM 1.  BUSINESS
         --------

     The registrant, Calcasieu Real Estate & Oil Co., Inc., (the "Company") was incorporated under Louisiana law in 1930 as a spin-off of the Calcasieu National Bank of Lake Charles, Louisiana, to hold certain real estate and royalty interests theretofore owned by Calcasieu National Bank.

     The principal office of the Company is One Lakeside Plaza, Lake Charles, Louisiana. The business of the Company is conducted primarily at the principal offices of its officers, who have other full-time employment.

     The principal business of the Company has been the ownership and preservation of the assets acquired at the Company's organization and subsequently. The Company's primary activities have consisted of leasing its properties and collecting rents and royalties derived therefrom. The mineral interests of the Company are located in the Parishes of Calcasieu, Allen, Acadia, Cameron, St. Landry, St. Mary, Vermilion and Jefferson Davis in Louisiana. The Company also owns approximately 7,244 acres of land in fee in the Parishes of Allen, Beauregard, Calcasieu, Cameron, Jefferson, Davis, LaFourche, Sabine, St. Landry and Vermilion in Louisiana. Most of the Company's land and mineral interests are located within 100 miles of the City of Lake Charles, in southwestern and central Louisiana.

     Of this total, 4,272 represents a 12.5% interest in 34,189 acres purchased in 1990. The Company already owned a 40% interest in 1,577 of these acres. Of the total acreage purchased, 3,608 acres were purchased without the minerals.

     In April, 1992, the Company purchased a 100% interest in the surface rights and a 50% interest in the mineral rights to 952 acres, consisting of mainly timber lands located in Beauregard and Calcasieu Parishes.

OPERATIONS
----------

     The Company's income is derived primarily from its oil and gas properties. Agriculture and timber income are the next largest sources of income. Additional oil and gas income in the future will come from discoveries on the Company's land.

INDUSTRY SEGMENTS
-----------------

     The purchase of additional real estate in 1990 and 1992 has created "Agricultural Properties" and "Timber Properties" as additional industry segments because revenues from these properties exceed 10% of total revenues. The Company also receives mineral rentals and royalties from some of these properties. Note 6 to the Financial Statements on page 23 sets forth information on the business segments.

EMPLOYEES
---------

     The Company currently employs a total of five persons in a part-time capacity. The Company is subject to no union contracts nor does the Company have any pension, profit sharing or deferred compensation plans.

CUSTOMERS
---------

     The Company had three customers, the sales to which equal or exceed 10% of the Company's total revenues. In 1995, sales to Riceland Petroleum Company accounted for 30% of revenues, sales to Whitson accounted for 24% of revenues and sales to Coastal accounted for 13% of revenues.

ITEM 2.  PROPERTIES
         ----------

     Until early 1990, the Company owned 2,022 acres in fee, a 50% undivided interest in 440 acres, and a 40% undivided interest in 1,748 acres of immovable
(real) property located in the parishes of Allen, Beauregard, Calcasieu, Jefferson Davis, Sabine and St. Landry in Louisiana. The Company also owns a 20% interest in the minerals under approximately 3,330 surface acres, and a 40% interest in the minerals under approximately 160 surface acres, located in the parishes of Acadia, Allen, Cameron, Jefferson Davis, St. Landry, St. Mary and Vermilion in Louisiana. All of the foregoing property is located in southwestern and central Louisiana, within approximately 100 miles of the City of Lake Charles. Approximately half of the acreage in which mineral interests are held is in oil and gas production. In addition, the Company owns fractional royalty interest in 36 properties covering 6,040 gross acres in eight parishes in Louisiana.

     In February of 1990, the Company acquired a 12.5% undivided fee interest in 34,309 acres (4,289 net acres) located in the Louisiana parishes of Allen, Beauregard, Calcasieu, Cameron, Jefferson Davis, Sabine and Vermilion. A portion of these lands are the same as the 1,748 acres in which the Company owned a 40% position described in the first paragraph above. This new acquisition consists of 17,088 gross acres of agriculture land, 7,572 acres of commercial timber, 4,196 acres in pasture, 4,253 acres of marsh land and 1,200 acres for future subdivision as it is contiguous to the city limits of Lake Charles. As a result of this acquisition, the Company now participates in oil and gas production in Southeast Lunita Field, Lake Arthur Field, Edgerly Field, Welsh Field and North Indian Village Field. The Company has also participated for the 12.5% interest in the granting of oil and gas leases which are yet to be drilled.

     In April of 1992, the Company purchased 952 acres of timberland in Calcasieu and Beauregard Parishes for $475,000, payable $95,000 at closing and $95,000 per year for four years plus interest at 8%.

     The table below shows, for the years ended December 31, 1995, December 31, 1994, and December 31, 1993, net gas produced in thousands of cubic feet (MCF) and net oil (including condensate and natural gas liquids) produced in barrels
(Bbl), average sales prices and average production costs, relating to oil and gas attributable to the royalty interests and working interest held by the Company.


                                          YEAR ENDED  YEAR ENDED  YEAR ENDED
                                           12/ 31/93   12/ 31/94    12/31/95

Net gas produced (MCF)                       106,941      68,154      80,371

Average gas sales price (Per MCF)(1)      $     2.26  $     2.07   $    1.81

Net oil produced (Bbl)                        10,119       5,524       6,557

Average oil sales price (Per Bbl)(1)      $    17.27  $    15.42   $   16.78

Average sales price of oil and gas per    $     2.43  $     2.22   $    2.10
 MCF equivalent (1)(2)

Average production cost of oil and gas
 per MCF equivalent (2)
                  Royalty Interests              .18         .15         .15
                  Working Interests              .98        4.93        1.30

     (1) Before deduction of production and severance taxes.
     (2) Oil production is converted to MCF equivalents at the rate of 6 MCF's per barrel, representing the approximate relative energy content of oil and natural gas.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     The Company is a party to a suit to recover disputed royalties, however, no estimate can be made as the time or amount, if any, of ultimate recovery.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     There were no matters submitted to security holders during the fourth quarter.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         --------------------------------------------------------------------
MATTERS
-------

     As of March 15, 1996, the common stock of Calcasieu Real Estate & Oil Co., Inc., was owned by 763 stockholders. During the three years preceding the date hereof, there has been only limited and sporadic trading in the Company's Common Stock, principally among its shareholders. In 1994 the Board of Directors contacted all shareholders owning less than 100 shares and offered $2.00 per share to reduce expenses. In 1995 the company purchased 184 shares at $2 per share in 5 trades under this program. Other trades the company knows of were 25,000 shares at $1.75 per share on December 4, 1995; 8,000 shares at $1.875 on December 8, 1995; and 600 shares at $2 on December 29, 1995.
Dividends were paid per share on Common Stock as follows by record date: April 30, 1993, $.02; September 3, 1993, $.02; December 24, 1993, $.05; May 7, 1994,
$.02; September 16, 1994, $.02; June 30, 1995, $.02; September 29, 1995, $.02;
September 29, 1995, $.02; December 29, 1995, $.02. There are no restrictions on the paying of dividends.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

                                          YEAR ENDED  YEAR ENDED  YEAR ENDED  YEAR ENDED  YEAR ENDED
                                            12/31/91    12/31/92    12/31/93    12/31/94    12/31/95

Revenues                                  $  604,967  $  601,324  $  558,338  $  378,982  $  812,137

Income before income taxes and               348,126     302,926     290,504     120,775     518,093
 cumulative effect of a change in
 accounting principle

Earnings per common share before                 .12         .11         .11         .05         .17
 cumulative effect of a change in
 accounting principle (1)

Earnings per common share (1) after              .12         .11         .13         .05         .17
 cumulative of a change in accounting
 principle (1)

Total assets                              $2,249,011  $2,714,643  $2,657,021  $2,587,082  $3,018,542

Cash Dividends declared per common stock         .09         .09         .09         .04         .06

(1) Earnings per common share presented are based on the weighted average outstanding shares of about 1,998,000 in 1995, 2,007,000 in 1994, and 2,010,000 in prior years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS
---------------

     Income after taxes and before cumulative effect of a change in accounting principal was up 223% in 1995 from 1994. This was caused by several factors. First, revenues increased by 114% in 1995 from 1994. Gas production increased 18% and the average sales price decreased 13%. Oil production increased 19% and the average sales price increased 9%. Income from mineral leases decreased 33%. The total net income before taxes for all operations from the property purchased in 1990 was up from $104,426 to $393,539 or an increase of 277%. The increase in income from operations was primarily due to an increase in timber income. In 1995, the Company had a dry hole cost of $2,843 versus $68,657 in 1994 and none in 1993.

     Information on the oil and gas properties is included in the notes to financial statements, specifically as to reserve quantities and standardized measure of discounted net cash flows. Both of these are unaudited.

     Management believes that the company's revenues will be sufficient to meet its existing capital needs and the needs for its anticipated future operations. Long-term trends will depend upon the ability of management to find new production to replace the depletion of the Company's present minerals.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     All financial statements required by Regulation S-X are listed in the Table of Contents to Financial Statements and Supplemental Schedules appearing immediately after the signature page of this form 10 K and are included herein by reference. See Item 14.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ----------------------------------------------------

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     The information required by Item 10 as to directors is included in the Registrant's definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 and is included herein by reference.

     Executive officer of Registrant as of February, 1996, are as follows:


Name                   Age         Position with Registrant
---------------------  ---  --------------------------------------

Arthur Hollins, III     65  President & Director

William D. Blake        63  Vice-President, Treasurer and Director

Carl G. Patton          69  Vice-President, Secretary and Director

The occupations of such executive officers during the last five years and other principal affiliations are:

Name
----

Arthur Hollins, III     Director of the Company since 1975; President of the
                        Company since 1979; Chairman of the Board at the First
                        National Bank of Lake Charles since 1968 and President of the same bank from 1977 to 1992. Director of First
                        Commerce Corporation.

William D. Blake        Director of the Company since 1966; Secretary-Treasurer
                        of the Company from 1966-1979; Vice-President and Treasurer of the Company since 1979; ;General Manager of
                        J. A. Bel Estate (ownership and cultivation of timberland) and The Quatre Parish Company (rice farming); President of Bel Oil Corporation (oil and gas exploration and development), Lacassane Co., Inc. and Howell Industries, Inc.; Director of the First National
                        Bank of Lake Charles and Sweetlake Land and Oil Co.,
                        Inc.

Carl G. Patton          Vice-President and Secretary of the Company since 1979
                        and Director of the Company since 1974; General Manager of Walker Louisiana Properties in charge of land management; Vice-President, Director, and General
                        Manager of Prairie Land Company and Pine Island Oil
                        Corporation in charge of land management; Director of First National Bank of Lake Charles.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

     The information required by Item 11 is included in the Registrant's definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 and it is included herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ----------------------------------------------------
MANAGEMENT
----------

     The information required by Item 12 is included in the Registrant's definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 and is included herein by reference.

                                    PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
          ------------------------------------------------------------------

     (a) The following documents are filed as part of the report:
     1. All Financial Statements. See Table of Contents to Financial Statements and Schedules on page 8.

     2. Financial Statement Schedules. See Table of Contents to Financial Statements and Schedules on page 8.

     3.  List of Exhibits - None.

     (b) Reports on Form 8-K - None.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized

                              CALCASIEU REAL ESTATE & OIL CO., INC.


                              BY: /s/ Arthur Hollins, III
                                 ______________________________________
                                 ARTHUR HOLLINS, III, PRESIDENT

DATED MARCH 20, 1996

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities with regard to Calcasieu Real Estate & Oil Co., Inc. and on the date indicated:


/s/ Arthur Hollins, III
----------------------------------
Arthur Hollins, III                   President
                                      (Chief Executive Officer and Director)

/s/ William D. Blake
----------------------------------
William D. Blake                      Vice-President and Treasurer
                                      (Principal Financial Officer and Director)

/s/ Carl G. Patton
----------------------------------
Carl G. Patton                        Vice-President and Secretary
                                      (Director)

/s/ Troy A. Freund
----------------------------------
Troy A. Freund                        Director

/s/ Henry C. Alexander
----------------------------------
Henry C. Alexander                    Director

/s/ Adolph S. Marx
----------------------------------
Adolph S. Marx                        Director

/s/ Leonard K. Knapp
----------------------------------
Leonard K. Knapp                      Director

/s/ James Reaves, III
----------------------------------
B. James Reaves, III                  Director

/s/ Frank O. Pruitt
----------------------------------
Frank O. Pruitt                       Director



Dated:  March 20, 1996

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                            Lake Charles, Louisiana



                                C O N T E N T S

                                                            Page

INDEPENDENT AUDITORS' REPORT ON THE FINANCIAL STATEMENTS
 AND SUPPLEMENTARY INFORMATION                                  9

FINANCIAL STATEMENTS

 Balance sheets                                                10
 Statements of income                                          11
 Statements of stockholders' equity                            12
 Statements of cash flows                                   13-14
 Notes to financial statements                              15-27

SUPPLEMENTARY INFORMATION

 Property, plant and equipment                                 28
 Accumulated depreciation, depletion and amortization          29

SCHEDULE OMITTED

 Schedules, other than those listed above, have been omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors
Calcasieu Real Estate & Oil Co., Inc.
Lake Charles, Louisiana


    We have audited the accompanying balance sheets of Calcasieu Real Estate & Oil Co., Inc. as of December 31, 1995 and 1994, and the related statements of income, stockholders' equity, and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Calcasieu Real Estate & Oil Co., Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 28 and 29 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

    As described in Note 1 to the financial statements, the Company changed its method for accounting for income taxes in 1993 and for certain investments in debt and equity securities in 1994.


[SIGNATURE APPEARS HERE]

Lake Charles, Louisiana
March 8, 1996

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                 BALANCE SHEETS
                           December 31, 1995 and 1994

ASSETS                                                       1995         1994
                                                          -----------  -----------

CURRENT ASSETS
 Cash and cash equivalents                                 $  289,180   $   36,544
 Investment securities                                        197,623            -
 Accounts receivable                                           60,834       68,304
 Inventory-harvested crops                                     10,542        3,566
 Prepaid expense and other                                      1,157       43,786
                                                           ----------   ----------

        Total current assets                                  559,336      152,200
                                                           ----------   ----------

SECURITIES AVAILABLE FOR SALE                                 419,936      296,142
                                                           ----------   ----------

PROPERTY AND EQUIPMENT, less accumulated depreciation,
 depletion and amortization                                    13,750       18,488
 Timber, less accumulated depletion                           363,378      459,043
 Land                                                       1,662,142    1,661,209
                                                           ----------   ----------
                                                            2,039,270    2,138,740
                                                           ----------   ----------

                                                           $3,018,542   $2,587,082
                                                           ==========   ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt                      $   93,108   $   95,000
 Trade payables and accrued expenses                           10,658       16,929
 Dividends payable                                             39,945            -
 Income taxes payable:
   Current                                                    158,086            -
   Deferred, net                                              101,708       55,883
                                                           ----------   ----------

        Total current liabilities                             403,505      167,812
                                                           ----------   ----------

LONG-TERM DEBT, less current maturities                             -       93,108
                                                           ----------   ----------

STOCKHOLDERS' EQUITY
 Common stock, no par value; 3,000,000 shares
   authorized; 2,100,000 shares issued                         72,256       72,256
 Retained earnings                                          2,539,367    2,310,426
 Net unrealized appreciation on securities available
   for sale, net of tax of $94,039 in 1995 and
   $44,521 in 1994                                            141,057       66,781
                                                           ----------   ----------
                                                            2,752,680    2,449,463
 Less cost treasury stock (1995 102,728 shares
   and 1994 94,557 shares)                                    137,643      123,301
                                                           ----------   ----------
                                                            2,615,037    2,326,162
                                                           ----------   ----------

                                                           $3,018,542   $2,587,082
                                                           ==========   ==========

See Notes to Financial Statements.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                              STATEMENTS OF INCOME
                  Years Ended December 31, 1995, 1994 and 1993


                                                 1995        1994        1993
                                              ----------  ----------  ----------

Revenues                                      $ 812,137   $ 378,982   $ 558,338
                                              ---------   ---------   ---------

Costs and expenses:
 Oil and gas production                          37,613      50,768      66,209
 Dry holes                                        2,843      68,657           -
 Agricultural                                    33,135      30,856      31,219
 Timber                                          14,312      15,410       3,681
 Depreciation, depletion and
   amortization                                 101,855      23,762      21,089
                                              ---------   ---------   ---------
                                                189,758     189,453     122,198
                                              ---------   ---------   ---------

        Income from operations                  622,379     189,529     436,140
                                              ---------   ---------   ---------

Other income (expense):
 Interest income                                 12,032       2,119       3,808
 Dividends on stock                              25,443      27,577      11,990
 Gain on sale of working interests                    -      52,251           -
        General and administrative             (131,477)   (132,975)   (136,432)
        Interest expense                        (10,284)    (17,726)    (25,002)
                                              ---------   ---------   ---------
                                               (104,286)    (68,754)   (145,636)
                                              ---------   ---------   ---------

        Income before income taxes and
         cumulative effect of a change in
         accounting principle                   518,093     120,775     290,504
                                              ---------   ---------   ---------

Federal and state income taxes:
  Current                                       173,005      16,735      78,612
  Deferred (benefit)                             (3,693)     (4,064)     (2,428)
                                              ---------   ---------   ---------
                                                169,312      12,671      76,184
                                              ---------   ---------   ---------

        Income before cumulative effect of
         a change in accounting principle
         (per common share): 1995 $.17;
         1994 $.05; 1993 $.11                   348,781     108,104     214,320

Cumulative effect at January 1, 1993 of
 change in accounting for income taxes                -           -      43,999
                                              ---------   ---------   ---------

        Net income (per common share):
         1995 $.17; 1994 $.05; 1993
         $.13                                 $ 348,781   $ 108,104   $ 258,319
                                              =========   =========   =========

See Notes to Financial Statements.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1995, 1994 and 1993

                                                                Net
                                                             Unrealized
                                                            Appreciation
                                                                 on
                                    Capital                  Securities
                                     Stock      Retained     Available    Treasury
                                     Issued     Earnings      for Sale      Stock
                                    --------  ------------  ------------  ---------

Balance, January 1, 1992             $72,256   $2,204,938       $      -   $119,694

 Net income                                -      258,319              -          -
 Dividends                                 -     (180,655)             -          -
                                    --------   ----------   ------------  ---------

Balance, December 31, 1993            72,256    2,282,602              -    119,694

 Net income                                -      108,104              -          -
 Purchase of treasury stock                -            -              -      3,607
 Dividends                                 -      (80,280)             -          -
 Cumulative effect of change in
   accounting principle for
   marketable securities, net
   of taxes of $21,843                     -            -         32,765          -
 Net change attributable to
   unrealized gain on securities
   available for sale, net of
   taxes of $22,678                        -            -         34,016          -
                                    --------   ----------   ------------  ---------

Balance, December 31, 1994            72,256    2,310,426         66,781    123,301

 Net income                                -      348,781              -          -
 Purchase of treasury stock                -            -              -     14,342
 Dividends                                 -     (119,840)             -          -
 Net change attributable to
   unrealized gain on securities
   available for sale, net of
   taxes of $49,518                        -            -         74,276          -
                                    --------   ----------   ------------  ---------

Balance, December 31, 1995           $72,256   $2,539,367       $141,057   $137,643
                                    ========   ==========   ============  =========

See Notes to Financial Statements.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1995, 1994 and 1993

                                                        1995        1994        1993
                                                     ----------  ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                          $ 348,781   $ 108,104   $ 258,319
 Noncash (income) expenses included in
   net income:
   Depreciation, depletion and amortization            101,855      23,762      21,089
   Change in assets and liabilities:
    Decrease in trade accounts and other
     receivables                                         7,086      12,720      20,754
       (Increase) decrease in inventory                 (6,976)      7,097      (4,678)
       (Increase) decrease in prepaid expenses            (327)        212         (67)
       (Increase) decrease in prepaid income
         taxes                                          43,340     (43,340)     36,595
       (Decrease) in trade payables                     (6,271)     (1,441)     (8,348)
       Increase (decrease) in other
         liabilities                                   194,338    (109,017)    (41,838)
                                                     ---------   ---------   ---------
          Net cash provided by (used in)
           operating activities                        681,826      (1,903)    281,826
                                                     ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of land                                  -           -         457
 Proceeds from sale of property and
   equipment                                                 -           -         702
 Purchase of property and equipment                     (1,451)       (256)     (3,804)
 Purchase of land                                         (934)    (24,014)          -
 Purchase of investment securities                    (197,623)          -           -
                                                     ---------   ---------   ---------
          Net cash (used in) investing
           activities                                 (200,008)    (24,270)     (2,645)
                                                     ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
        Principal payments on long-term borrowing      (95,000)    (95,000)    (95,000)
        Dividends paid                                (119,840)    (80,280)   (180,655)
        Payments to acquire treasury stock             (14,342)     (3,607)          -
                                                     ---------   ---------   ---------
          Net cash (used in) financing
           activities                                 (229,182)   (178,887)   (275,655)
                                                     ---------   ---------   ---------

          Net increase (decrease) in cash and
           cash equivalents                            252,636    (205,060)      3,526

Cash and cash equivalents:
 Beginning                                              36,544     241,604     238,078
                                                     ---------   ---------   ---------

 Ending                                              $ 289,180   $  36,544   $ 241,604
                                                     =========   =========   =========


                                                            (continued on next page)


                     CALCASIEU REAL ESTATE & OIL CO., INC.

                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1995, 1994 and 1993
                                  (Continued)


                                           1995       1994      1993
                                         ---------  --------  --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
 Cash payments for:
  Interest                               $ 15,573    $22,642  $ 12,281
  Income taxes                            (28,421)    55,486   134,832


See Notes to Financial Statements.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                         NOTES TO FINANCIAL STATEMENTS



Note 1.  Nature of Business and Significant Accounting Policies

       Nature of business:

         The Company's business is the ownership and preservation of the assets acquired at the Company's organization and subsequent thereto. The primary activities have consisted of leasing its properties and collecting rents and royalties derived therefrom.

         In February, 1990, the Company acquired a 12.5% interest in 34,189 acres of land in Southwest Louisiana. Among other uses, a portion of the land is devoted to agricultural purposes.

         In April, 1992, the Company purchased a 100% interest in the surface rights and a 50% interest in the mineral rights to 952 acres, consisting of mainly timber land.


       Pervasiveness of estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


       Significant accounting policies:

         Cash and cash equivalents:

           For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.


         Inventory:

           Inventory consists of harvested crops valued at estimated selling price at the date of the balance sheet.

                         NOTES TO FINANCIAL STATEMENTS


         Agricultural revenue:

           Most agricultural income is derived under U.S. Government subsidy programs. Under these programs, loans are made against crops as harvested. However, delivery of the crops fulfills any further obligation under the loan agreement, and thus revenues are recognized as the harvested crops are delivered. Differences in the price at ultimate sale of the products could result from quantity, grade, and price, and additional revenues are derived at that time.


         Investment securities:

           On January 1, 1994, the Company changed its accounting principles relative to the reporting of marketable securities to comply with the provisions of Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under the provisions of this statement, management must make a determination at the time of acquisition whether certain investments in debt and equity securities are to be held as investments to maturity, held as available for sale, or held for trading. Management, under a policy adopted by the board of directors of the Company, made a determination that all debt and equity securities owned at that date and subject to the provisions of the statement would be classified as held available for sale.

           Under the accounting policies provided for investments classified as held available for sale, all such debt securities and equity securities that have readily determinable fair value shall be measured at fair value in the balance sheet. Unrealized holding gains and losses for available for sale securities shall be excluded from earnings and reported as a net amount (net of income taxes) as a separate component of retained earnings until realized. Realized gains and losses and declines in value judged to be other than temporary on available for sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available for sale are included in income.


         Property and equipment:

           Property and equipment is stated at cost. Major additions are capitalized; maintenance and repairs are charged to income currently. Depreciation is computed on the straight-line and accelerated methods over the estimated useful lives of the assets.

                         NOTES TO FINANCIAL STATEMENTS


           The Company uses the successful efforts method of accounting for its oil and gas operations. Under the successful efforts method, the costs of acquiring mineral interest, drilling and equipping successful exploratory wells, and all development wells and related facilities are capitalized. All other exploration costs, including geological and geophysical costs, lease rentals and the cost of drilling unsuccessful exploratory wells are charged to expense. Due to the Company's small percentage ownership (in relation to the total) of oil and gas properties, reserve information is not available to the Company for mineral interests acquired. Depletion of these interests is computed on the straight-line and accelerated methods over an estimated life of five to seven years. Acquisition costs of proved mineral interests for which reserve information is available are depleted using the unit-of-production method based on production and estimated proved reserves. Related tangible and intangible costs are depreciated and amortized using the unit-of-production method based on production and estimated proved developed reserves.


         Earnings per share:

           Earnings per share is based on the weighted average number of common shares outstanding during the years.


         Income taxes:

           The Company on January 1, 1993 changed its accounting principles relative to the reporting of income taxes to comply with the provisions of FASB Statement of Financial Accounting Standards 109, Accounting for Income Taxes. This statement requires an asset and liability approach for financial accounting and reporting for income taxes. The objectives are to recognize the amount of taxes payable or refundable for the current year, and to recognize deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The elements with different bases for financial and tax purposes are property and equipment, investments, accounts receivable, inventory and accounts payable.

           The basic principles to be applied in accounting for income taxes at the date of the financial statements are:

           1. A current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the current year.

                         NOTES TO FINANCIAL STATEMENTS


           2. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards.

           3. The measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated.

           4. The measurement of deferred tax assets is reduced, if considered necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.


           Financial statements for fiscal years ending before adoption of this statement have not been restated. The effect of the change has been shown on the income statement as a cumulative effect of a change in accounting principle.


Note 2.  Investment Securities

       Investment securities consist of U.S. Treasury Bills with a face value of $200,000 due in 1996. These securities are carried at amortized cost, which is not materially diffeent from fair value.


Note 3.  Securities Available for Sale

       Securities held as available for sale as of December 31, 1995 and 1994 are summarized below. The net adjustment for unrealized holding gains on available for sale securities included in stockholders' equity totaled $141,057 and $66,781 at December 31, 1995 and 1994, respectively.


       At December 31, 1995 and 1994, securities available for sale consisted of the following:

                                                                  Gross       Gross
                                                                Unrealized  Unrealized
1995                                         Shares    Cost       Gains       Losses    Fair Value
----                                         ------  ---------  ----------  ----------  ----------

         EQUITY SECURITIES
           Calcasieu Marine National Bank     4,796   $176,680    $230,980   $       -   $407,660
           Premier Bancorp, Inc.                528      8,160       4,116           -     12,276
                                                     ---------    --------  ----------   --------
                                                      $184,840    $235,096  $        -   $419,936
                                                     =========    ========  ==========   ========


                         NOTES TO FINANCIAL STATEMENTS

                                                                  Gross       Gross
                                                                Unrealized  Unrealized
                     1994                    Shares    Cost       Gains       Losses    Fair Value
                     ----                    ------  ---------  ----------  ----------  ----------

         EQUITY SECURITIES
           Calcasieu Marine National Bank     4,796   $176,680    $111,080  $        -  $287,760
           Premier Bancorp, Inc.                528      8,160         222           -     8,382
                                                     ---------    --------  ----------  --------

                                                      $184,840    $111,302  $        -  $296,142
                                                     =========    ========  ==========  ========

Note 4.  Oil and Gas Properties

       Results of operations for oil and gas producing activities at December 31, 1995, 1994 and 1993 is as follows:

                                                    1995       1994       1993
                                                  ---------  ---------  ---------

         Gross revenues:
           Royalty interests                       $203,001   $175,225   $300,220
           Working interests                         47,840     49,165    107,733
                                                   --------   --------   --------
                                                    250,841    224,390    407,953
         Less:
           Production costs                          37,613     50,768     66,209
           Exploration expenses                       2,843     68,657          -
           Depreciation, depletion and
            amortization                              3,409      3,671      5,352
                                                   --------   --------   --------

            Results before income tax expenses      206,976    101,294    336,392

         Income tax expenses                         67,639     12,671     76,184
                                                   --------   --------   --------

            Results of operations from
             producing activities (excluding
             corporate overhead)                   $139,337   $ 88,623   $260,208
                                                   ========   ========   ========


                         NOTES TO FINANCIAL STATEMENTS


       Costs incurred in oil and gas activities:


         The major costs incurred in connection with the Company's oil and gas operations (which are conducted entirely within the United States) at December 31, 1995, 1994 and 1993 are as follows:

                                                1995       1994       1993
                                             ---------  ---------  ----------
           Acquisition costs-working and
            royalty interests                 $      -   $      -   $      -
                                              =========  =========  =========


           Exploration costs-primarily dry
            hole costs                       $   2,843   $  68,657  $      -
                                             =========   =========  =========


           Development costs                  $     439  $   8,034  $      -
                                              =========  =========  =========

       Reserve quantities (unaudited):


         Reserve information relating to estimated quantities of the Company's interest in proved reserves of natural gas and crude (including condensate and natural gas liquids) is not available. Such reserves are located entirely within the United States. A schedule indicating such reserve quantities is, therefore, not presented.

         The wells remain in production at December 31, 1995, including royalty interests and working interests obtained through back-in provisions of royalty agreements. Production from such royalty interests and working interests comprises 100% of the Company's oil and gas revenues in 1995, 1994 and 1993.

         Actual production has exceeded original estimates of reserves, and remaining reserves have not been revised. Therefore, the Company is not able to complete the computations of discounted future cash flows and reconciliation thereof.

                         NOTES TO FINANCIAL STATEMENTS


Note 5.  Income Taxes


       The Company files federal income tax returns on a calendar year basis.

       The net deferred tax liability in the accompanying balance sheet includes the following components at December 31:

                                                       1995         1994
                                                   -----------  ----------

         Deferred tax assets                        $     240    $    125
         Valuation allowance                                -           -
         Deferred tax liabilities                      (7,911)    (11,487)
         Deferred tax liabilities on unrealized
           appreciation on securities available
           for sale                                   (94,037)    (44,521)
                                                    ---------    --------

            Net deferred tax liability              $(101,708)   $(55,883)
                                                    =========    ========



       A reconciliation between income taxes, computed by applying statutory tax rates to income before income taxes and income taxes provided at December 31, 1995, 1994 and 1993 is as follows:


                                            1995       1994       1993
                                         ----------  ---------  ---------

         Tax at statutory rates           $176,152   $ 41,064   $ 98,771

         Tax effect of the following:
           Statutory depletion             (10,444)    (8,619)   (14,870)
           Graduated tax rates              (2,789)   (11,750)    (5,420)
           Dividend exclusion               (6,055)    (6,563)    (2,854)
           State income tax                 13,497      1,498      5,519
           Other                            (1,049)    (2,959)    (4,962)
                                          --------   --------   --------

                                          $169,312   $ 12,671   $ 76,184
                                          ========   ========   ========


                         NOTES TO FINANCIAL STATEMENTS


       Deferred income taxes result from timing differences in the recognition of revenue and expenses for tax and financial statement purposes. The effect of these timing differences at December 31, 1995 and 1994 is as follows:

                                                        1995        1994
                                                     ----------  ----------
         Conversion of tax return from cash
           to accrual basis for financial
           reporting                                 $  (6,066)   $ (8,394)

         Excess of depreciation and depletion
           expensed for tax purposes over
           (under) amount expensed for
           financial statement purposes                 (1,603)     (2,968)

         Cumulative effect of change in
           accounting principle for marketable
           securities                                        -     (21,843)

         Unrealized gain on marketable securities      (94,039)    (22,678)
                                                     ---------   ---------

                                                     $(101,708)   $(55,883)
                                                     =========   =========

Note 6.  Long-Term Debt

       Long-term debt consists of a note payable in annual principal installments of $95,000 plus interest at eight percent. The note is secured by a real estate mortgage, which requires that all income proceeds from timber sales from the property will be applied to payment of this note.

       Scheduled payments on this note in each of the next five years are as follows:

               1996                                   $   93,108
               1997                                         -
               1998                                         -
               1999                                         -
               2000                                         -

                         NOTES TO FINANCIAL STATEMENTS


Note 7.  Business Segment and Major Customer Information

       The Company's operations are classified into three principal industry segments: oil and gas properties, agricultural properties, and timber properties. The agricultural and timber properties were acquired in February of 1990. Additional timber properties were acquired in April, 1992. Following is a summary of segmented information for 1995, 1994 and 1993:

                                             1995          1994          1993
                                         ------------  ------------  -----------
         REVENUES
           Oil and gas properties         $  287,426    $  251,280    $  432,331
           Agricultural properties            54,790        33,539        71,557
           Timber properties                 466,757        92,836        50,429
           All other segments                  3,164        53,578         4,021
                                          ----------    ----------    ----------

                                          $  812,137    $  431,233    $  558,338
                                          ==========    ==========    ==========

         COSTS AND EXPENSES
           Oil and gas properties         $   43,866    $  123,096    $   71,562
           Agricultural properties            35,476        33,100        33,926
           Timber properties                 109,977        31,871        15,255
           All other segments                    439         1,385         1,455
                                          ----------    ----------    ----------

                                          $  189,758    $  189,452    $  122,198
                                          ==========    ==========    ==========

         INCOME FROM OPERATIONS
           Oil and gas properties         $  243,560    $  128,184    $  360,769
           Agricultural properties            19,314           439        37,631
           Timber properties                 356,780        60,965        35,174
           All other segments                  2,725        52,193         2,566
                                          ----------    ----------    ----------
                                             622,379       241,781       436,140

         OTHER INCOME (EXPENSE)             (104,286)     (121,006)    (145,636)
                                          ----------    ----------    ----------

         INCOME BEFORE INCOME TAXES       $  518,093    $  120,775    $  290,504
                                          ==========    ==========    ==========

         IDENTIFIABLE ASSETS
           Oil and gas properties         $  532,584    $  540,186    $  563,261
           Agricultural properties           632,656       634,527       636,340
           Timber properties                 939,118     1,033,850     1,026,298
           All other segments                  6,289         2,047         4,021
                                          ----------    ----------    ----------
                                           2,110,647     2,210,610     2,229,920

         GENERAL AND CORPORATE ASSETS        907,895       376,472       427,101
                                          ----------    ----------    ----------

         TOTAL ASSETS                     $3,018,542    $2,587,082    $2,657,021
                                          ==========    ==========    ==========


                         NOTES TO FINANCIAL STATEMENTS

                                          1995       1994      1993
                                        ---------  --------  --------

         CAPITAL EXPENDITURES
           Oil and gas properties        $      -   $   148   $   833
           Agricultural properties              -         -         -
           Timber properties                    -         -         -
           All other segments                   -         -         -
                                         --------   -------   -------

                                         $      -   $   148   $   833
                                         ========   =======   =======


         DEPRECIATION, DEPLETION AND
           AMORTIZATION
           Oil and gas properties        $  3,409   $ 3,671   $ 5,353
           Agricultural properties          2,342     2,244     2,707
           Timber properties               95,665    16,462    11,574
           All other segments                 439     1,385     1,455
                                         --------   -------   -------

                                         $101,855   $23,762   $21,089
                                         ========   =======   =======

       There are no intersegment sales reported in the accompanying income statements. Income before income tax represents net sales less operating expenses and other income and expenses of a general corporate nature. Identifiable assets by segment are those assets that are used in the Company's operations within that industry. General corporate assets consist principally of cash and cash items, accounts receivable, and marketable equity securities.

       The following summarizes major customer information at December 31, 1995, 1994 and 1993 from oil and gas revenues:

                                     Sales to Purchaser as a
                                   Percentage of Total Revenues
                                   ----------------------------
Purchaser                              1995   1994   1993
---------                             -----  -----  -----
         Whitson                         24%    18%    10%
         Riceland Petroleum Company      30%    29%    36%
         Wes-Tex/Central Crude            3%     8%    19%
         Coastal                         13%    16%     7%
         Meridian Oil                     8%    13%     9%


                         NOTES TO FINANCIAL STATEMENTS


Note 8.  Related Party Transactions

       The President of the Company is Chairman of the Board of the First National Bank of Lake Charles (the Bank). At December 31, 1995 and 1994, the Company had $289,180 and $36,544, respectively, deposited in money-market and noninterest bearing checking accounts with the Bank.


       In 1990, the Company purchased interests in properties managed by Walker Louisiana Properties (WLP), such properties being subject to a management agreement described at Note 12. The General Manager of WLP also acts in the capacity of Vice-President and Secretary and director of this Company.


Note 9.  Supplementary Income Statement Information

       Taxes other than income taxes of $52,054, $50,265 and $48,010, were charged to expense during 1995, 1994 and 1993, respectively.


Note 10.  Major Transactions

       In February, 1990 the Company acquired a 12.5% interest in 34,189 acres and other properties in Allen, Beauregard, Calcasieu, Cameron, Jefferson Davis, Lafourche, Sabine, and Vermillion Parishes for $1,275,000. Of the total acreage, 30,581 acres were acquired in fee and 3,608 were acquired in surface rights only.

       The allocation of the purchase price, which was applied pro rata over the fair market values of the assets acquired is as follows:

         Cash and accounts receivable    $  1,607
         Harvested crops                   17,799
         Buildings and equipment           14,610
         Land:
           Agricultural                   606,982
           Other                          233,445
         Timber                           380,792
         Oil and gas properties            19,765
                                         --------
                                      $ 1,275,000
                                      ===========

       The primary sources of income from the property are the leasing of mineral rights, timber sales, and agricultural rents.

                         NOTES TO FINANCIAL STATEMENTS


       The President of this Company is President and majority stockholder of a corporation that also purchased a 12.5% undivided interest in the same acreage at the same time and at the same price.


       In February, 1992, the Company purchased 952 acres of timberland located in Calcasieu and Beauregard Parishes for $475,000. The purchase price of $95,000 was paid at the closing date from the Company's cash reserves and the remaining $380,000 was financed with a mortgage note payable described at Note 6. The seller retained a 50% mineral interest in the property.


Note 11.  Reclassification

       Certain amounts in the 1993 and 1994 financial statements have been reclassified to conform to the 1995 presentation. Such reclassifications had no effect on net income or retained earnings.


Note 12.  Management Agreement

       During 1990, the Company purchased an undivided interest in numerous parcels of land and other properties as described at Note 10. The Company's interest, along with the interests of other co-owners, is managed by an entity under a management agreement whereby costs are shared based on the percent of ownership.


Note 13.  Concentration of Credit Risk

       The Company maintains its cash balances in one financial institution. The amount on deposit in the financial institution is insured by the Federal Deposit Insurance Corporation up to $100,000.


Note 14.  Contingencies

       The Company is a party in a suit to recover disputed royalties. Based upon the opinion of the Company's counsel, the suit could result in a settlement or award by the court in favor of the Company. At this time, however, no estimate can be made as to the time or amount, if any, of ultimate recovery.

                         NOTES TO FINANCIAL STATEMENTS


Note 15.  Disclosures About Fair Value of Financial Instruments

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

         Cash and cash equivalents:

           For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

         Securities available for sale:

           Investment securities were valued at fair value, which equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Marketable equity securities were valued at fair value based on quoted market prices.

           The estimated fair value of the Company's financial instruments at December 31, 1995 and 1994 are as follows. Amounts are presented in thousands.

                                                  1995             1994
                                             ---------------  ---------------
                                             Carrying  Fair   Carrying  Fair
Financial Assets                              Value    Value   Value    Value
                                             --------  -----  --------  -----

            Cash and cash equivalents            $289   $289      $ 37   $ 37
            Investment securities                 198    198         -      -
            Securities available for sale         420    420       296    296
                                                 ----   ----      ----  -----

                                                 $907   $907      $333   $333
                                                 ====   ====      ====  =====


                     CALCASIEU REAL ESTATE & OIL CO., INC.

                         PROPERTY, PLANT AND EQUIPMENT
                  Years Ended December 31, 1995, 1994 and 1993

                                   Balance,             Adjustments    Balance,
                                  Beginning                  and        End of
    1995                         of Period   Additions  Retirements    Period
------------                    -----------  ---------  -----------  -----------

Oil and gas properties-proved     $  377,213    $     -       $  983   $  376,230

Other property:
 Buildings and equipment             101,756          -        2,720       99,036
 Timber                              545,792          -            -      545,792
 Land                              1,661,209        933            -    1,662,142
                                  ----------  ---------       ------   ----------

                                  $2,685,970    $   933       $3,703   $2,683,200
                                  ==========  =========       ======   ==========

    1994
-----------

Oil and gas properties-proved     $  377,170    $   148       $  102   $  377,213

Other property:
 Buildings and equipment             102,893          -        1,137      101,756
 Timber                              545,792          -            -      545,792
 Land                              1,637,195     24,014            -    1,661,209
                                  ----------  ---------       ------   ----------

                                  $2,663,050    $24,162       $1,239   $2,685,970
                                  ==========  =========       ======   ==========


    1993
-------------

Oil and gas properties-proved     $  376,353    $   833       $   16   $  377,170

Other property:
 Buildings and equipment             103,579          -          686      102,893
 Timber                              545,792          -            -      545,792
 Land                              1,637,652          -          457    1,637,195
                                  ----------  ---------       ------   ----------

                                  $2,663,376    $   833       $1,159   $2,663,050
                                  ==========  =========       ======   ==========

                     CALCASIEU REAL ESTATE & OIL CO., INC.

              ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                  Years Ended December 31, 1995, 1994 and 1993

                                 Balance,              Adjustments  Balance,
                                 Beginning                 and       End of
             1995                of Period  Additions  Retirements   Period
             ----                ---------  ---------  -----------  ---------

Oil and gas properties-proved     $368,391   $  3,408       $    -   $371,799
Other property:
 Buildings and equipment            92,090      2,781        5,154     89,717
 Timber                             86,749     95,665            -    182,414
                                  --------   --------  -----------   --------

                                  $547,230   $101,854       $5,154   $643,930
                                  ========   ========  ===========   ========

             1994
             ----

Oil and gas properties-proved     $364,818   $  3,671       $   98   $368,391
Other property:
 Buildings and equipment            89,713      3,629        1,252     92,090
 Timber                             70,287     16,462            -     86,749
                                  --------   --------  -----------   --------

                                  $524,818   $ 23,762       $1,350   $547,230
                                  ========   ========  ===========   ========

             1993
             ----

Oil and gas properties-proved     $359,466   $  5,352       $    -   $364,818
Other property:
 Buildings and equipment            88,520      4,164        2,971     89,713
 Timber                             58,714     11,573            -     70,287
                                  --------   --------  -----------   --------

                                  $506,700   $ 21,089       $2,971   $524,818
                                  ========   ========  ===========   ========
