Form 10-Q
period 1996-03-31
CALCASIEU REAL ESTATE & OIL CO INC
filed 1996-05-09
CIK 352955

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR QUARTER ENDED MARCH 31, 1996    COMMISSION FILE NUMBER 0-9669

                     CALCASIEU REAL ESTATE & OIL CO., INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                Louisiana                       72-0144530
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)         Identification No.)


                   One Lakeside Plaza
                Lake Charles, Louisiana                        70605
          (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code:  (318) 494-4256

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X      No
        -----      -----

         Securities registered pursuant to Section 12(b) for the Act:

     TITLE OF EACH CLASS            NAME OF EACH EXCHANGE
                                     ON WHICH REGISTERED

             NONE                       NOT APPLICABLE


          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, NO PAR VALUE
                               (TITLE OF CLASS)

                              ___________________

As of March 31, 1996, 1,997,272 shares of the registrant's Common Stock, without par value, were issued and outstanding.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1995


                               TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION                                      PAGE NO.
- ------     ---------------------

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             3

           Balance Sheets
           March 31, 1996 and March 31, 1995                             4-5

           Statements of Income and Retained Earnings
           Three Months Ended March 31, 1996 and March 31, 1995            6

           Statements of Cash Flows
           Three months Ended March 31, 1996 and March 31, 1995            7

PART II    OTHER INFORMATION
- ------     -----------------

           Item 4. Submission of Matters to a Vote of Security Holders     8

           Item 6. Exhibits and Reports on Form 8-K                        9

           SIGNATURES                                                      9



           REFERENCE IS MADE TO THE NOTES TO FINANCIAL STATEMENTS CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10

           ----------------------------------------------------------------

           THE INFORMATION FURNISHED IS NOT IN CONNECTION WITH ANY SALE OR OFFER FOR SALE OF, OR SOLICITATION OF AN OFFER TO BUY, ANY SECURITIES.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                     PART I

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Gross income for the Company for the quarter ended March 31, 1996, was up 17.1% over the same quarter in 1995. This was due primarily to higher agricultural income. Expenses were up in the quarter over the corresponding quarter in 1995 by 10.7%. This was due to higher agriculture expense and higher Louisiana franchise tax.

Other income was higher in the first quarter of 1996 over the first quarter of 1995 due to greater liquidity as well as lower interest expense due to the reduction in long-term debt. During April of 1996 the long-term debt was liquidated. It has been announced that the Calcasieu Marine National Bank is to be acquired by Hibernia Corporation for approximately $196 per share in cash. The acquisition is expected to occur before the end of 1996. Company's 4,796 shares of Calcasieu Marine National Bank have been valued at $150 per share in the enclosed statements and the deferred income tax adjusted accordingly.

Management believes that the company's revenues will be sufficient to meet its existing needs and the needs for its anticipated future operations. Management does not presently anticipate that the Company will incur material additional liabilities in its future operations. Long-term trends will depend upon the ability of management to continue to find new production to replace the depletion of the Company's present minerals as well as increasing the Company's income from timber and agriculture.

                      CALCASIEU REAL ESTATE & OIL CO., INC
                      ------------------------------------

                                 BALANCE SHEET
                                 -------------

                                     ASSETS
                                     ------

      CURRENT ASSETS                        MARCH 31, 1996  MARCH 31, 1995

Cash and cash equivalents                     $  216,109      $   70,737
Investment Securities                             99,806
Trade receivables                                 45,653          46,179
Inventory, harvested crops                         9,572           1,566
Prepaid expenses                                                   4,575
Prepaid income taxes                              35,760          42,385
                                              ----------      ----------
 Total current assets                          $ 406,900      $  165,442
                                              ----------      ----------

SECURITIES AVAILABLE FOR SALE                 $  731,676      $  296,142
                                              ----------      ----------
 PROPERTY AND EQUIPMENT, less
 accumulated depreciation, depletion
 and amortization.                            $   12,250      $   17,588
 Timber, less accumulated depletion              363,378         458,200
 Land                                          1,662,142       1,661,209
                                              ----------      ----------
Total property                                $2,037,770      $2,136,997
                                              ----------      ----------
TOTAL                                         $3,176,346      $2,598,581
                                              ----------      ----------

                     CALCASIEU REAL ESTATE & OIL CO., INC.
                     -------------------------------------

                                 BALANCE SHEET
                                 -------------

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------


       CURRENT LIABILITIES                   MARCH 31, 1996  MARCH 31, 1995

Current maturities of long-term debt          $   93,108      $   95,000
Trade payables and accrued expenses               23,019          28,770
Dividends payable                                 39,945
Current deferred tax liability, net              218,610          55,883
                                              ----------      ----------
Total Current Liabilities                     $  374,682      $  179,653
                                              ----------      ----------
LONG TERM DEBT, less current maturities                       $   93,108
                                                              ----------

SHAREHOLDERS' EQUITY

Common Stock, no par value, 3,000,000
 shares authorized; 2,100,000 shares
 issued                                       $   72,256      $   72,256
Retained earnings                              2,531,156       2,324,242
Net unrealized appreciation on
 investments available for sale, net of
 tax of $44,521 in 1995 and $210,941 in
 1996                                            335,895          66,781
                                              ----------      ----------
                                              $2,939,307      $2,463,279
Less cost treasury stock (1996 102,728
 shares: 1995 102,636 shares)                    137,643         137,459
                                              ----------      ----------
 Total Equity                                 $2,801,664      $2,325,820
                                              ----------      ----------
TOTAL                                         $3,176,346      $2,598,581
                                              ----------      ----------

                     CALCASIEU REAL ESTATE & OIL CO., INC.
                     -------------------------------------
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                   ------------------------------------------


                                        THREE MONTHS     THREE MONTHS
                                        ENDED MARCH      ENDED MARCH
                                          31, 1996         31, 1995
REVENUES
Income-primarily from oil and gas
 properties                             $   96,527           $   75,919
                                        ----------           ----------

COSTS AND EXPENSES
Forestry expenses                       $       64           $      720
Agriculture expense                          7,218                3,769
Oil and gas production costs                 8,108               10,991
General and administrative                  50,952               44,058
Depreciation and depletion                   1,500                1,743
                                        ----------           ----------
Total                                   $   67,842           $   61,281
                                        ----------           ----------

OTHER INCOME (EXPENSE):
Gain on sale of assets                  $       21           $
Interest expense                            (1,857)              (3,762)
Interest                                     5,184                  298
Dividends on common stock                    7,201                3,597
                                        ----------           ----------
Total                                   $   10,549           $      133
                                        ----------           ----------

INCOME BEFORE INCOME TAXES AND
 EXTRAORDINARY CREDITS                  $   39,234           $   14,771
                                        ----------           ----------

PROVISION FOR INCOME TAXES:
Current                                 $    7,500           $      955
                                        ----------           ----------
Deferred
                                        ----------           ----------
Total                                   $    7,500           $      955
                                        ----------           ----------

NET INCOME
(PER COMMON SHARE):  1996 $.02; 1995
 $.01                                   $   31,734           $   13,816

RETAINED EARNINGS, BEGINNING OF PERIOD   2,539,367            2,310,426

DIVIDENDS DECLARED                         (39,954)
                                        -----------          ----------

RETAINED EARNINGS END OF PERIOD         $2,531,156           $2,324,242
                                        ----------           ----------

                     CALCASIEU REAL ESTATE & OIL CO., INC.
                     -------------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                          THREE MONTHS       THREE MONTHS
                                          ENDED MARCH        ENDED MARCH
                                            31, 1996           31, 1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                 $  31,734           $ 13,816
Non cash (income) expenses included in
 net income:
     Depreciation, depletion and
      amortization                             1,500              1,743
     Change in assets and liabilities:
     (Increase) decrease in accounts
      receivable                              15,181             22,125
     (Increase) decrease in inventory            970              2,000
     (Increase) decrease in prepaid
      expenses                                 1,157             (4,129)
     (Increase) decrease in prepaid
      income taxes                           (35,760)               955
     Increase (decrease) in trade
      payable                                 12,361             11,841
     Increase (decrease) in income tax
      payable                               (158,086)
                                           ---------           --------
Net cash provided by operating             $(130,943)          $ 48,351
 activities                                ---------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property & equipment
Maturity of investment security            $  97,817
                                           ---------
Net cash (used in investing activities     $  97,817
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                $                    $(14,158)
Dividends paid                               (39,945)
                                          ----------           --------
Net cash provided by (used in)
 financing activities                      $ (39,945)          $(14,158)
                                          ----------           --------
Net increase (decrease) in cash and
 cash equivalents:                         $ (73,071)           $ 34,193
                                          ----------            --------
Cash and cash equivalents:
Beginning                                    289,180              36,544
                                          ----------            --------
Ending                                     $ 216,109            $ 70,737
                                          ----------            --------

                     CALCASIEU REAL ESTATE & OIL CO., INC.
                     -------------------------------------

                           PART II OTHER INFORMATION
                           -------------------------



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The Annual Meeting was held on April 19, 1996.

         (b) The following were elected Directors:

             Henry C. Alexander
             William D. Blake
             Troy A. Freund
             Arthur Hollins, III
             Leonard K. Knapp
             Adolph S. Marx
             Carl G. Patton
             Frank O. Pruitt
             B. James Reaves III

             No other director's term of office continued after the meeting.

         (c) There were 1,150,491 shares represented at the meeting. The Company furnished its security holders proxy soliciting material pursuant to Regulation 14 under the Act and there was no solicitation in opposition to either the nominees for directors nor any other matters.

                     CALCASIEU REAL ESTATE & OIL CO., INC.
                     -------------------------------------

                           PART II OTHER INFORMATION
                           -------------------------



Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (A)  Exhibits

                27   Financial Data Schedule

           (B)  Reports on Form 8-K

                None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.



                                       CALCASIEU REAL ESTATE & OIL CO., INC.
                                                   (Registrant)


                                       /s/ARTHUR HOLLINS, III
                                       _____________________________________
                                       Arthur Hollins, III
                                       President


                                       /s/CARL G. PATTON
                                       _____________________________________
                                       Carl G. Patton
                                       Vice-President and Secretary



Dated April 29, 1996