Form 10-Q
period 1996-06-30
CALCASIEU REAL ESTATE & OIL CO INC
filed 1996-07-31
CIK 352955

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR QUARTER ENDED JUNE 30, 1996       COMMISSION FILE NUMBER 0-9669


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

  TITLE OF EACH CLASS                                      NAME OF EACH EXCHANGE
                                                           ON WHICH REGISTERED
                                                           -------------------

         NONE                                              NOT APPLICABLE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, NO PAR VALUE
                               (TITLE OF CLASS)
                              ___________________

As of June 30, 1996, 1,997,272 shares of the registrant's Common Stock, without par value, were issued and outstanding.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996

                               TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION                              PAGE NO.
- ------     ---------------------                              --------

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    3

           Balance Sheets
           June 30, 1996 and June 30, 1995                       4-5

           Statements of Income and Retained Earnings
           Six Months Ended June 30, 1996 and June 30, 1995       6

           Statements of Cash Flows
           Six months Ended June 30, 1996 and 1995                7

PART II    OTHER INFORMATION
- -------    -----------------

           Item 6.  Exhibits and Reports on Form 8-K              9

           SIGNATURES                                             9



           REFERENCE IS MADE TO THE NOTES TO FINANCIAL STATEMENTS CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10
           ________________________________________________________________

           THE INFORMATION FURNISHED IS NOT IN CONNECTION WITH ANY SALE OR OFFER FOR SALE OF, OR SOLICITATION OF AN OFFER TO BUY, ANY SECURITIES.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                     PART I

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Income for the six months ended June 30, 1996, was down 68.5% from the same period in 1995 primarily due to decrease in gross timber income. In 1995 the company participated in the clear-cutting of an 1,100 acre tract which produced over $400,000 of timber income. The income for the second quarter of 1996 was up $53,231 or 167.7% over the first quarter of 1996. This was due to increases in income from oil and gas properties and from increase in timber income and a decrease in general and administrative expenses. Expenses for the first six months of 1996 were close to the expenses for the first six months of 1995 with the exception of timber depletion which was $30,000 higher in 1995 because of the large timber sale referred to above.

The company owns 4,796 shares of Calcasieu Marine National Bank valued at $150 per share in the enclosed statements. Hibernia Corporation and Calcasieu Marine have announced an agreeement by which Hibernia will acquire Calcasieu Marine for $196 per share in cash. The purchase is expected to occur in the third quarter of 1996.

Management believes that the company's revenues will be sufficient to meet its existing needs and the needs for its anticipated future operations. Management does not presently anticipate that the Company will incur material additional liabilities in its future operations. Long-term trends will be more dependent on the Company's development of income from its properties, such as timber sales, than from oil and gas operations.

                      CALCASIEU REAL ESTATE & OIL CO., INC
                      ------------------------------------

                                 BALANCE SHEET
                                 -------------

                                     ASSETS
                                     ------

             CURRENT ASSETS               JUNE 30, 1996  JUNE 30, 1995

Cash and cash equivalents                    $  194,854     $  426,830
Trade receivables                                59,656         57,767
Prepaid expenses                                                 3,050
Prepaid income taxes                             58,399
Inventory, harvested crops                        2,878          2,566
                                        ---------------    -----------

Total current assets                         $  315,787     $  490,212
                                        ---------------    -----------

INVESTMENT SECURITIES
At market value                              $  731,676     $  296,142
                                        ---------------    -----------

PROPERTY AND EQUIPMENT, less
accumulated depreciation, depletion
and amortization.                            $   10,750     $   21,762


Timber, less accumulated depletion              361,502        425,857
Land                                          1,662,142      1,661,209
                                        ---------------    -----------

Total property                               $2,034,394     $2,108,828
                                        ---------------    -----------

TOTAL                                        $3,081,857     $2,895,183
                                        ---------------    -----------



                     CALCASIEU REAL ESTATE & OIL CO., INC.
                     -------------------------------------

                                 BALANCE SHEET
                                 -------------

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------


CURRENT LIABILITIES                       JUNE 30, 1996  JUNE 30, 1995

Trade payables                               $    2,351     $    2,323
Accrued Interest Payable                                         1,429
Note Payable, Current                                           93,108
Income Taxes Payable                                           141,298
Dividend payable                                 39,947         39,947
Current deferred tax liability, net             218,610         55,883
                                          -------------   ------------

Total Current Liabilities                    $  260,906     $  333,988
                                          -------------   ------------


SHAREHOLDERS' EQUITY

Common Stock, no par value, 3,000,000
shares authorized; 2,100,000 shares
issued                                       $   72,256     $   72,256


Retained earnings                             2,550,443      2,559,717

Unrealized appreciation on investments
available for sale, net of tax of
$44,521 in 1995 and $210,941 in 1996            335,895         66,781
                                           ------------   ------------

                                             $2,958,594     $2,698,754

Less cost treasury stock (1996 102,728
shares: 1995 102,636 shares)                    137,643        137,599
                                           ------------   ------------

Total Equity                                 $2,820,951     $2,561,195
                                           ------------   ------------

TOTAL                                        $3,081,857     $2,895,183
                                           ------------   ------------



                     CALCASIEU REAL ESTATE & OIL CO., INC.
                     -------------------------------------
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                   ------------------------------------------

                                                Three Months Ended               Six Months Ended
                                          June 30, 1996   June 30, 1995   June 30, 1996   June 30, 1995
REVENUES
Income-primarily from oil & gas              $  107,944      $   69,077      $  191,763      $  132,718
properties
Agriculture income                                2,517           7,606          15,225          15,203
Timber Income                                    10,423         437,801          10,423         442,482
                                            -----------     -----------     -----------     -----------
TOTAL                                        $  120,884      $  514,484      $  217,411      $  590,403
                                            -----------     -----------     -----------     -----------

COSTS AND EXPENSES
Forestry Expenses                            $    1,042      $   11,090      $    1,106      $   11,810
Agriculture Expense                               5,300           6,968          12,418          10,737
Oil and gas production costs                      6,194           5,272          14,302          16,263
General and Administrative                       29,983          29,051          80,935          73,117
Depreciation and depletion                        3,376          32,343           4,876          34,986
                                            -----------     -----------     -----------     -----------
TOTAL                                        $   45,895      $   85,632      $  113,737      $  146,913
                                            -----------     -----------     -----------     -----------

OTHER INCOME (EXPENSE)
Gain on sale of assets                       $      656      $               $      677      $
Interest                                          2,372           1,016           7,556           1,314
Dividends on Common Stock                         7,316           7,194          14,517          10,791
Interest Expense                                   (368)         (2,767)         (2,225)         (6,529)
                                            -----------     ------------    ------------    -----------
TOTAL                                        $    9,976      $    5,443      $   20,525      $    5,576
                                            -----------     ------------    ------------    -----------

INCOME OR LOSS BEFORE                        $   84,965      $  434,293      $  124,199      $  449,066
INCOME TAXES AND
EXTRAORDINARY CREDITS

PROVISION FOR INCOME
TAXES
Current                                      $   25,731      $  158,873      $   33,231      $  159,828
                                            -----------     -----------     -----------     -----------

NET INCOME OR (LOSS)                         $   59,234      $  275,422      $   90,967      $  289,238

RETAINED EARNINGS,                            2,531,156       2,324,242       2,539,367       2,310,426
BEGINNING OF PERIOD

DIVIDENDS                                       (39,947)        (39,947)        (79,891)        (39,947)
                                            -----------     -----------     -----------     -----------

RETAINED EARNINGS END OF                     $2,550,443      $2,559,717      $2,550,443      $2,559,717
PERIOD                                      -----------     -----------     -----------     -----------

NET INCOME PER COMMON SHARE                        $.03            $.14            $.05            $.02



                     CALCASIEU REAL ESTATE & OIL CO., INC.
                     -------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                          June 30, 1996   June 30, 1995   June 30, 1996   June 30, 1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income or (Loss)                          $  59,234       $276,422       $  90,967       $ 289,238
Non cash (income) expenses
included in net income
Depreciation, depletion and                       3,376         32,243           4,876          34,986
amortization
CHANGE IN ASSETS
AND LIABILITIES
(Increase)decrease in                           (14,003)       (11,588)          1,178          10,537
accounts receivable
(Increase)decrease in                             6,694         (1,000)          7,664           1,000
inventory
(Increase)decrease in prepaid                                    1,525           1,157          (2,604)
expenses
(Increase) decrease in                          (22,639)        42,385         (58,399)         43,340
prepaid income taxes
Increase (decrease) in trade                    (20,668)       (25,018)         (8,307)        (13,177)
and interest payables
Increase (decrease) in income                                  141,298        (158,086)        141,298
tax payable
Increase (decrease) in note                                     (1,892)                         (1,892)
payable, current                             ----------      ---------      ----------      ----------
NET CASH PROVIDED BY                          $  11,994       $454,375       $(118,950)      $ 502,726
OPERATING ACTIVITIES                         ----------      ---------      ----------      ----------
CASH FLOWS FROM
INVESTING ACTIVITIES
Purchase of property and                      $               $ (5,074)      $               $  (5,074)
equipment
Maturity of investment                           99,806                        197,623
securities                                   ----------      ---------      ----------      ----------
NET INVESTING ACTIVITIES                      $  99,806       $ (5,074)      $ 197,623       $  (5,074)
                                             ----------      ---------      ----------      ----------
CASH FLOWS FROM
FINANCING ACTIVITIES
Principal payments on long-                   $ (93,108)      $(93,108)      $ (93,108)      $ (93,108)
term borrowing
Dividends paid                                  (39,947)                       (79,891)
Payments to acquire treasury                                      (100)                        (14,258)
stock                                        ----------      ---------      ----------      ----------
Net cash provided by (used                    $(133,055)      $(93,208)      $(172,999)       (107,366)
in) financing activities                     ----------      ---------      ----------      ----------
Net increase (decrease) in                    $ (21,255)      $356,093       $ (94,236)      $ 390,286
cash & cash equivalents
CASH AND CASH
EQUIVALENTS
Beginning                                       216,109         70,737         289,180          36,544
                                             ----------      ---------      ----------      ----------
Ending                                        $ 194,854       $426,830       $ 194,854       $ 426,830
                                             ----------      ---------      ----------      ----------


                     CALCASIEU REAL ESTATE & OIL CO., INC.
                     -------------------------------------

                           PART II OTHER INFORMATION
                           -------------------------



Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (A)  Exhibits

                27. Financial Data Schedule

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



                              CALCASIEU REAL ESTATE & OIL CO., INC.
                                           (Registrant)


                              /s/ Arthur Hollins, III
                              _____________________________________
                              Arthur Hollins, III
                              President


                              /s/ Carl G. Patton
                              _____________________________________
                              Carl G. Patton
                              Vice-President and Secretary


Dated:  July 24, 1996