Form 10-Q
period 1996-09-30
CALCASIEU REAL ESTATE & OIL CO INC
filed 1996-10-30
CIK 352955

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR QUARTER ENDED SEPTEMBER 30, 1996      COMMISSION FILE NUMBER 0-9669

                     CALCASIEU REAL ESTATE & OIL CO., INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Louisiana                                    72-0144530
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

                          One Lakeside Plaza
                       Lake Charles, Louisiana                70601
             (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  (318) 494-4256

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

Title of each class                                    Name or each exchange
                                                        on which registered
                                                       ---------------------

     None                                                 Not applicable

          Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
                                (Title of Class)

                           _________________________

As of September 30, 1996, 1,997,272 shares of the registrant's Common Stock, without par value, were issued and outstanding.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                               TABLE OF CONTENTS

Part I    FINANCIAL INFORMATION                                        Page No.
------    ---------------------                                        --------

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              3

          Balance Sheets
          September 30, 1996 and September 30, 1995                       4-5

          Statements of Income and Retained Earnings
          Nine Months Ended September 30, 1996 and 1995                    6

          Statements of Cash Flows
          Nine Months Ended September 30, 1996 and 1995                   7-8

Part II   OTHER INFORMATION
-------   -----------------

          Item 6, Exhibits and Reports on Form 8-K                         8

          Signatures                                                       8

          Reference is made to the Notes to Financial Statements contained in the Company's Annual Report on Form 10

          -------------------------------------------------------------------

          The information furnished is not in connection with any sale or offer for sale of, or solicitation of an offer to buy, any securities.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                    PART I

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Income from oil and gas was up 44.1% for the nine months ending September 30, 1996, over the same period in 1995. This was due to higher oil and gas prices, income from land rent and right of ways and increases in mineral leases and seismic fees. Agriculture income was down 15% while agriculture expenses increased 54.2%. Timber income was down 78.3% due to clear-cutting of a net 138 acre tract in 1995. All categories of costs and expenses were down in 1996 except for farm costs. Operating income before taxes decreased 50.3% in 1996 from 1995 solely due to the decrease in timber income.

In the quarter ended September 30, 1996, the Company had a $751,410 gain on the sale of its CM Bank stock. The bank was purchased by another bank in an all cash transaction. The proceeds after tax have been invested in U.S. Treasury notes and bonds pending investment opportunities that are related to the Company's operations.

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

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                 BALANCE SHEET

                                     ASSETS


CURRENT ASSETS                       SEPT. 30, 1996      SEPT. 30, 1995
--------------                       --------------      --------------

Cash and Cash Equivalents                $  429,765          $  447,961
Investment Securities                       293,190
Trade Receivables                            51,981              65,477
Inventory - Crops                                                   566
Accrued Interest Income                       3,310
Prepaid Expenses                                                  1,525
                                         ----------          ----------

TOTAL CURRENT ASSETS                     $  778,246          $  515,529
                                         ----------          ----------

SECURITIES AVAILABLE FOR SALE
At market value                          $  516,421          $  296,142
                                         ----------          ----------

PROPERTY & EQUIPMENT
Less accumulated depreciation,
 depletion and amortization              $    9,250          $   20,460
TIMBER
Less accumulated depletion                  345,992             425,731
LAND                                      1,662,142           1,661,209
                                         ----------          ----------

TOTAL PROPERTY                           $2,017,384          $2,107,400
                                         ----------          ----------

TOTAL                                    $3,312,051          $2,919,071
                                         ----------          ----------

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                 BALANCE SHEET

                      LIABILITIES AND SHAREHOLDERS EQUITY



CURRENT LIABILITIES                  SEPT. 30, 1996      SEPT. 30, 1995
-------------------                  --------------      --------------

Trade Payables                           $    2,087          $    2,354
Income Taxes Payable                        237,035             159,463
Accrued Interest Payable                                          3,306
Note Payable, Current                                            93,018
Current Deferred Tax Liability Net           10,348              55,883
Dividend Payable                             39,945              39,946
                                         ----------          ----------

TOTAL CURRENT LIABILITIES                $  289,415          $  354,060
                                         ----------          ----------

SHAREHOLDER'S EQUITY
Common Stock, no par value
 3,000,000 shares authorized;
 2,100,000 shares issued                 $   72,256          $   72,256
Retained earnings                         3,084,035           2,563,543
Unrealized appreciation on
 Investments available for sale
 net of taxes of $44,521 in 1995
 and $2,679 in 1996                           3,988              66,781
                                         ----------          ----------
                                         $3,160,279          $2,702,580
Less cost treasury stock (1996
 102,728 shares; 1995 102,699
 shares)                                    137,643             137,569
                                         ----------          ----------

TOTAL                                    $3,022,636          $2,565,011
                                         ----------          ----------

TOTAL                                    $3,312,051          $2,919,071
                                         ----------          ----------

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                   STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                Three Months Ended              Nine Months Ended
                                          Sept 30, 1996   Sept 30, 1995   Sept 30, 1996   Sept 30, 1995
REVENUES
Income-primarily from oil & gas
 properties                                  $  101,064      $   70,448      $  292,827      $  203,166
Agriculture income                               15,189          20,564          30,414          35,767
Timber Income                                    86,171           1,680          96,594         444,162
                                             ----------      ----------      ----------      ----------
TOTAL                                        $  202,424      $   92,692      $  419,835      $  683,095
                                             ----------      ----------      ----------      ----------

COSTS AND EXPENSES
Oil and gas production costs                 $    8,261      $    8,498      $   22,563      $   24,761
Farm Costs                                       16,315           7,956          28,833          18,693
Forestry Expenses                                 9,765             243          10,871          12,053
General and administrative                        8,364          23,003          89,299          96,120
Depreciation and depletion                       17,010           1,026          21,886          36,012
                                             ----------      ----------      ----------      ----------
TOTAL                                        $   59,715      $   40,726      $  173,452      $  187,639
                                             ----------      ----------      ----------      ----------

OTHER INCOME (EXPENSE)
Interest Income                              $    6,330      $    4,523      $   13,886      $    5,837
Dividends on Common Stock                        11,776           7,326          26,293          18,117
Gain on sale of assets                          751,410                         752,087
Interest Expense                                                 (1,878)         (2,225)         (8,407)
                                             ----------      ----------      ----------      ----------
TOTAL                                        $  769,516      $    9,971      $  790,041      $   15,547
                                            -----------      ----------      ----------      ----------

INCOME OR LOSS BEFORE INCOME TAXES AND
 EXTRAORDINARY CREDITS                       $  912,225      $   61,937      $1,036,424      $  511,003

PROVISION FOR INCOME TAXES
Current                                         338,689          18,165         371,920         177,993
                                             ----------      ----------      ----------      ----------

NET INCOME                                      573,536          43,772         664,504         333,010

RETAINED EARNINGS, BEGINNING OF PERIOD        2,550,443       2,559,717       2,539,367       2,310,426

DIVIDENDS                                       (39,944)        (39,946)       (119,836)        (79,893)
                                             ----------      ----------      ----------      ----------

RETAINED EARNINGS END OF PERIOD              $3,084,035      $2,563,543      $3,084,035      $2,563,543
                                             ----------      ----------      ----------      ----------

NET INCOME PER COMMON SHARE                        $.29            $.02            $.33            $.17


                     CALCASIEU REAL ESTATE & OIL CO., INC.
                            STATEMENTS OF CASH FLOWS

                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                          Sept 30, 1996   Sept 30, 1995   Sept 30, 1996   Sept 30, 1995
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                    $ 573,536        $ 43,772       $ 664,504       $ 333,010
Non cash (income) expenses included in
 net income:
Depreciation, depletion and amortization         17,010           1,026          21,886          36,012
CHANGE IN ASSETS AND LIABILITIES
(Increase)decrease in accounts
 receivable                                       7,675          (7,710)          8,853           2,827
(Increase)decrease in inventory                   2,878           2,000          10,542           3,000
(Increase)decrease in prepaid expenses                            1,525           1,157          (1,079)
(Increase) decrease in prepaid income
 taxes                                           58,399                                          43,340
Increase (decrease) in accrued interest          (3,310)                         (3,310)
Increase (decrease) in trade payables &
 accrued interest                                  (264)          1,908          (8,571)        (11,269)
Increase (decrease) in income tax
 payable                                        237,035          18,165          78,949         159,463
                                              ---------        --------       ---------       ---------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                         $ 892,959        $ 60,686       $ 774,010       $ 565,304
                                              ---------        --------       ----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment            $                $    402       $               $  (4,672)
Increase in investment securities              (293,190)                        (95,567)
Sale of Securities, cost                        176,680                         176,680
Purchase of U. S. Bonds & Notes                (501,594)                       (501,594)
                                              ---------        --------       ---------       ---------
Net cash provided (used in) investing
 activities                                   $(618,104)       $    402       $(420,481)      $  (4,672)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term
 borrowing                                    $                $              $ (93,108)      $ (95,000)
Dividends paid                                  (39,944)        (39,947)       (119,836)        (39,947)
Payments to acquire treasury stock                                  (10)                        (14,268)
                                              ---------        --------       ---------       ---------
Net cash provided by (used in)
 financing activities                         $ (39,944)       $(39,957)      $(212,944)      $(149,215)
                                              ---------        --------       ---------       ---------
Net increase (decrease) in cash & cash
 equivalents                                  $ 234,911        $ 21,131       $ 140,585       $ 411,417
Beginning Cash                                  194,854         426,830         289,180          36,544
                                              ---------        --------       ---------       ---------
Ending Cash                                   $ 429,765        $447,961       $ 429,765       $ 447,961
                                              ---------        --------       ---------       ---------

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                           PART II OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

          None

     (B)  Reports on Form 8-K

          Item 2.  Acquisition or Disposition of Assets

          On August 19, 1996, Company received $928,069.98 in cash for its 4,796 shares in CM Bank Company (Calcasieu Marine National Bank). Hibernia National Bank acquired all of the shares of CM Bank in an all cash transaction. The proceeds were invested in U. S. Treasury securities.

          Item 5.  Other Events

          Director Adolph Marx died during the quarter. The Board of Directors increased the number of directors to ten and elected Charles D. Viccellio, attorney, and Laura A. Leach, oil company executive to the two vacancies. Mrs. Leach is a sister of director Henry Alexander.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.



                                  CALCASIEU REAL ESTATE & OIL CO., INC.
                                              (Registrant)



                                  /s/ ARTHUR HOLLINS, III
                                  ____________________________________
                                  Arthur Hollins, III
                                  President



                                  /s/ CARL G. PATTON
                                  ____________________________________
                                  Carl G. Patton
                                  Vice-President and Secretary

Dated:  October 31, 1996