Form 10-K
period 1996-12-31
CALCASIEU REAL ESTATE & OIL CO INC
filed 1997-03-21
CIK 352955

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 1996            Commission File Number 0-9669

                     CALCASIEU REAL ESTATE & OIL CO., INC.
            (Exact Name of registrant as specified in its charter)

           Louisiana                                           72-0144530
(State of other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

        One Lakeside Plaza
       Lake Charles, Louisiana                                      70601
(Address of principal executive offices)                          (Zip Code)

      Registrant's telephone number, including area code:  (318) 494-4256

          Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
      Title of each Class                                  on which registered
      -------------------                                 --------------------
            None                                              Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, No Par Value
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]    No [ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Trading in the Company's common stock is limited and sporadic and its common stock has no readily established market value.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date. Common Stock, No Par Value, 1,997,252 shares outstanding at March 17, 1997.

                      Documents Incorporated by Reference

         Document                                    Part of Form 10-K
         --------                                    -----------------
Definitive Proxy Statement                            Parts I and III

                                    PART I

ITEM 1.  BUSINESS

         The registrant, Calcasieu Real Estate & Oil Co., Inc., (the "Company") was incorporated under Louisiana law in 1930 as a spin-off of the Calcasieu National Bank of Lake Charles, Louisiana to hold certain real estate and royalty interests theretofore owned by Calcasieu National Bank.

         The principal office of the Company is One Lakeside Plaza, Lake Charles, Louisiana. The business of the Company is conducted primarily at the principal offices of its officers, who have other full-time employment.

         The principal business of the Company has been the ownership and preservation of the assets acquired at the Company's organization and subsequently. The Company's primary activities have consisted of leasing its properties and collecting rents and royalties derived therefrom. The mineral interests of the Company are located in the Parishes of Calcasieu, Allen, Acadia, Cameron, St. Landry, St. Mary, Vermilion and Jefferson Davis in Louisiana. The Company owns approximately 7,244 acres of land in fee in the Parishes of Allen, Beauregard, Calcasieu, Cameron, Jefferson Davis, LaFourche, Sabine, St. Landry and Vermilion in Louisiana. Most of the Company's land and mineral interests are located within 100 miles of the City of Lake Charles, in southwestern and central Louisiana.

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

INDUSTRY SEGMENTS

         The purchase of additional real estate in 1990 and 1992 has created "Agricultural Properties" and "Timber Properties" as additional industry segments because revenues from these properties exceed 10% of total revenues. The Company also receives mineral rentals and royalties from some of these properties. Note 6 to the Financial Statements on page 22 sets forth information on the business segments.

EMPLOYEES

         The Company currently employs a total of five persons in a part-time capacity. The Company is subject to no union contracts nor does the Company have any pension, profit sharing or deferred compensation plans.

CUSTOMERS

         The Company had three customers, the sales to which equal or exceed 10% of the Company's total revenues. In 1996, sales to Riceland Petroleum Company accounted for 29% of revenues, sales to Woodlawn accounted for 23% of revenues and sales to Coastal accounted for 15% of revenues.

ITEM 2.  PROPERTIES

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

         In February of 1990 the Company acquired a 12.5% undivided fee interest in 34,309 acres (4,289 net acres) located in the Louisiana parishes of Allen, Beauregard, Calcasieu, Cameron, Jefferson Davis, Sabine and Vermilion. A portion of these lands are the same as the 1,748 acres in which the company owned a 40% position described in the first paragraph above. This new acquisition consists of 17,088 gross acres of agriculture land, 7,572 acres of commercial timber, 4,196 acres in pasture, 4,253 acres of marsh land and 1,200 acres for future subdivision as it is contiguous to the city limits of Lake Charles. As a result of this acquisition, the Company now participates in oil and gas production in Southeast Lunita Field, Lake Arthur Field, Edgerly Field, Welsh Field and North Indian Village Field. The Company has also participated for the 12.5% interest in the granting of oil and gas leases which are yet to be drilled.

         In April of 1992, the Company purchased 952 acres of timberland in Calcasieu and Beauregard Parishes for $475,000.

         The table below shows, for the years ended December 31, 1996, December 31, 1995, and December 31, 1994, net gas produced in thousands of cubic feet
(MCF) and net oil (including
condensate and natural gas liquids) produced in barrels (Bbl), average sales prices and average production costs, relating to oil and gas attributable to the royalty interests and working interest held by the Company.


                                          Year Ended  Year Ended  Year Ended
                                            12/31/94    12/31/95    12/31/96

Net gas produced (MCF)                        68,154      80,371      60,056

Average gas sales price (Per MCF)(1)       $    2.07   $    1.81   $    2.81

Net oil produced (Bbl)                         5,524       6,557       4,915

Average oil  sales price (Per Bbl)(1)      $   15.42   $   16.78   $   20.16

Average sales price of oil and gas per     $    2.22   $    2.10   $    3.32
 MCF equivalent (1)(2)

Average production cost of oil and gas
 per MCF equivalent (2)
                     Royalty Interests           .15         .15         .18

                     Working Interests          4.93        1.30        1.69

(1)Before deduction of production and
 severance taxes.

(2)Oil production is converted to MCF
 equivalents at the rate of 6 MCF's
 per barrel, representing the approximate relative energy content of oil and natural gas.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a party to a suit to recover disputed royalties, however, no estimate can be made as to the time or amount, if any, of ultimate recovery.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to security holders during the fourth quarter.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

         As of March 17, 1997, the common stock of Calcasieu Real Estate & Oil Co., Inc. was owned by 750 stockholders. During the three years preceding the date hereof, there has been only limited and sporadic trading in the Company's Common Stock, principally among its shareholders.

In the year ended February 28, 1997, 119,100 shares were traded with a high of 3 1/2 and a low of 2. The last trade during this period was on February 28, 1997, for 1500 shares at a price of 3 1/2. Below is the trading range.

                                Volume             High           Low

03/01/96 - 06/30/96             46,400             2 3/8          2
07/01/96 - 10/31/96             22,200             3              2 1/4
11/01/96 - 02/28/97             50,500             3 1/2          2 1/2

Dividends were paid per share on Common Stock as follows by record date:
May 7, 1994, $.02; September 16, 1994, $.02; June 30, 1995, $.02;
September 29, 1995, $.02; $.02; December 29, 1995, $.02; March 22, 1996, $.02;
July 5, 1996, $.02; September 27, 1996, $.02; December 22, 1996, $.03.
There are no restrictions on the paying of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

                                         Year Ended          Year Ended           Year Ended        Year Ended          Year Ended

                                          12/31/92            12/31/93             12/31/94          12/31/95            12/31/96


Revenues                               $  601,324           $  558,338           $  378,982        $  812,137          $  672,294

Income before income                      302,928              290,304              120,775           518,093           1,244,583
taxes and cumulative
effect of a change in
accounting principle

Earnings per common                           .11                  .11                  .05               .17                 .40
share before cumulative
effect of a change in
accounting principle(1)

Earnings per common                           .11                  .13                  .05               .17                 .40
share (1) after
cumulative effect
of a change in
accounting
principle (1)

Total assets                           $2,714,643           $2,657,021           $2,587,082        $3,018,542          $3,445,721

Cash Dividends declared                       .09                  .09                  .04               .06                 .09
per common stock

(1) Earnings per common share presented are based on the weighted average outstanding shares of about 1,997,000 in 1996, 1,998,000 in 1995, 2,007,000 in 1994 and 2,010,000 in prior years.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Income after taxes and before cumulative effect of a change in accounting principal was up

131% in 1996 from 1995. This was caused by several factors. First, the company recognized a gain of approximately $751,000 on the sale of its CM Bank stock. The bank was purchased by another bank in an all cash transaction. Gas production decreased 25% and the average sale price increased 55%. Oil production decreased 25% and the average sales price increased 20%. Income from mineral leases and lease bonuses increased 536%. The total net income before taxes for all operations from the property purchased in 1990 was down from $393,537 to $107,701 or a decrease of 73%. The decrease in income from operations was primarily due to a decrease in timber income. In 1996, the Company had no expenditures for dry holes versus $2,843 in 1995 and $68,657 in 1994.

         Information on the oil and gas properties is included in the notes to financial statements, specifically as to reserve quantities and standardized measure of discounted net cash flows. Both of those are unaudited.

         Management believes that the company's revenues will be sufficient to meet its existing capital needs and the needs of its anticipated future operations. Long-term trends will depend upon the ability of management to find new production to replace the depletion of the Company's present minerals.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         All Financial statements required by Regulation S-X are listed in the Table of Contents to Financial Statements and Supplemental Schedules appearing immediately after the signature page of this Form 10K and are included herein by reference. See Item 14.

ITEM 9.  DISAGREEEMNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 as to directors is included in the Registrant's definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 and is included herein be reference.

         Executive officer of Registrant as of February, 1997, are as follows:

NAME                          AGE        POSITION WITH REGISTRANT
----                          ---        ------------------------
Arthur Hollins, III            66        President & Director
William D. Blake               64        Vice-President, Treasurer and Director
Charles D. Viccellio           63        Vice-President, Secretary and Director

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

William D. Blake             Director of the Company since 1966;
                             Secretary-Treasurer of the Company from 1966-1979;
                             Vice-President and Treasurer of the Company since
                             1979; General Manager of J. A. Bel Estate
                             (ownership and cultivation of timberland) and the Quatre Parish Company (rice farming); President of
                             Bel Oil Corporation (oil and gas exploration and development), Lacassane Co., Inc. and Howell
                             Industries, Inc.; Director of the First National
                             Bank of Lake Charles and Sweetlake Land and Oil
                             Co., Inc.

Charles D. Viccellio         Vice-President and Secretary of the Company since
                             1997 and Director of the Company since 1996.
                             Partner in the law firm of Stockwell, Sievert, Viccellio, Clements & Shaddock, LLP.

ITEM 11.  EXECUTIVE COMPENSATION

          The information required by Item 11 is included in the Registrant's definitive proxy statement to be filed pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and is included herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The information required by Item 12 is included in the Registrant's definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 and is included herein by reference.

                                    PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
          FORM 8-K

              (a)  The following documents are filed as part of the report:
                   1. All Financial Statements. See Table of Contents to Financial Statements and schedule on page 8.
                   2. Financial Statement Schedules. See Table of Contents to Financial Statements and Schedules on page 8.
                   3.  List of Exhibits - None
              (b)  Reports on Form 8-K - None

                                  SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CALCASIEU REAL ESTATE & OIL CO., INC.

                                   BY:__________________________________
                                      ARTHUR HOLLINS, III, PRESIDENT

Dated March 21, 1997

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities with regard to Calcasieu Real Estate & Oil Co., Inc. and on the date indicated:


Arthur Hollins, III                   President
-------------------------------       (Chief Executive Officer and Director)

William D. Blake                      Vice-President and Treasurer (Principal
-------------------------------       Financial Officer and Director)

Charles D. Viccellio                  Vice-President and Secretary (Director)
-------------------------------

Troy A. Freund                        Director
-------------------------------

Henry C. Alexander                    Director
-------------------------------

Laura A. Leach                        Director
-------------------------------

Leonard K. Knapp                      Director
-------------------------------

James Reaves, III                     Director
-------------------------------

Frank O. Pruitt                       Director
-------------------------------


Dated:  March 21, 1997

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

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Calcasieu Real Estate & Oil Co., Inc.
Lake Charles, Louisiana


    We have audited the accompanying balance sheets of Calcasieu Real Estate & Oil Co., Inc. as of December 31, 1996 and 1995, and the related statements of income, stockholders' equity, and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Co-owners' Undivided Fifty Percent Interest in Walker Louisiana Properties, of which Calcasieu Real Estate & Oil Co., Inc. owns a twenty-five percent undivided interest. The twenty-five percent undivided interest consists of total assets of $1,106,892 as of December 31, 1996 and total revenues of $167,464. These statements were audited by other auditors whose report has been furnished to us, and in our opinion, insofar as it relates to the amounts included for the Co-owenrs' Undivided Fifty Percent Interest in Walker Louisiana Properties, is based solely on the report of the other auditors.

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

    In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Calcasieu Real Estate & Oil Co., Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

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

    As described in Note 1 to the financial statements, the Company changed its method for accounting for certain investments in debt and equity securities in 1994.



Lake Charles, Louisiana
March 6, 1997

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                BALANCE SHEETS
                          December 31, 1996 and 1995

           ASSETS                                               1996         1995
                                                            -----------  -----------

CURRENT ASSETS
 Cash and cash equivalents                                   $  313,463   $  289,180
 Securities available-for-sale                                  495,500      197,623
 Accounts receivable                                             73,555       60,834
 Inventory-harvested crops                                        2,850       10,542
 Prepaid expense and other                                       10,158        1,157
                                                             ----------   ----------

        Total current assets                                    895,526      559,336
                                                             ----------   ----------

SECURITIES AVAILABLE-FOR-SALE                                   521,330      419,936
                                                             ----------   ----------

PROPERTY AND EQUIPMENT, less accumulated depreciation,
 depletion and amortization                                      12,652       13,750
 Timber, less accumulated depletion                             354,471      363,378
 Land                                                         1,661,742    1,662,142
                                                             ----------   ----------
                                                              2,028,865    2,039,270
                                                             ----------   ----------
                                                             $3,445,721   $3,018,542
                                                             ==========   ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt                        $        -   $   93,108
 Trade payables and accrued expenses                              7,846       10,658
 Dividends payable                                               59,918       39,945
 Income taxes payable:
   Current                                                      261,069      158,086
   Deferred, net                                                 10,634      101,708
                                                             ----------   ----------
         Total current liabilities                              339,467      403,505
                                                             ----------   ----------

STOCKHOLDERS' EQUITY
 Common stock, no par value; 3,000,000 shares
   authorized; 2,100,000 shares issued                           72,256       72,256
 Retained earnings                                            3,164,703    2,539,367
 Net unrealized appreciation on available-for-sale
   securities, net of tax of $4,625 in 1996 and
   $94,039 in 1995                                                6,938      141,057
                                                             ----------   ----------
                                                              3,243,897    2,752,680
 Less cost treasury stock (1996 and 1995 102,728 shares)        137,643      137,643
                                                             ----------   ----------
                                                              3,106,254    2,615,037
                                                             ----------   ----------
                                                             $3,445,721   $3,018,542
                                                             ==========   ==========

See Notes to Financial Statements.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                              STATEMENTS OF INCOME
                  Years Ended December 31, 1996, 1995 and 1994


                                                1996         1995        1994
                                             -----------  ----------  ----------
Revenues                                     $  672,294   $ 812,137   $ 378,982
                                             ----------   ---------   ---------
Costs and expenses:
 Oil and gas production                          33,028      37,613      50,768
 Dry holes                                            -       2,843      68,657
 Agricultural                                    36,547      33,135      30,856
 Timber                                          11,538      14,312      15,410
 Depreciation, depletion and amortization        12,325     101,855      23,762
                                             ----------   ---------   ---------
                                                 93,438     189,758     189,453
                                             ----------   ---------   ---------
        Income from operations                  578,856     622,379     189,529
                                             ----------   ---------   ---------
Other income (expense):
 Interest income                                 29,054      12,032       2,119
 Dividends on stock                              26,407      25,443      27,577
 Gain on sale of working interests                    -           -      52,251
 Realized gain on sale of investments in
   available-for-sale securities                751,417           -           -
 General and administrative                    (138,926)   (131,477)   (132,975)
 Interest expense                                (2,225)    (10,284)    (17,726)
                                             ----------   ---------   ---------
                                                665,727    (104,286)    (68,754)
                                             ----------   ---------   ---------
        Income before income taxes            1,244,583     518,093     120,775
                                             ----------   ---------   ---------

Federal and state income taxes:
 Current                                        441,154     173,005      16,735
 Deferred (benefit)                              (1,661)     (3,693)     (4,064)
                                             ----------   ---------   ---------
                                                439,493     169,312      12,671
                                             ----------   ---------   ---------
        Net income (per common share):
         1996 $.40; 1995 $.17; 1994
         $.05                                $  805,090   $ 348,781   $ 108,104
                                             ==========   =========   =========

See Notes to Financial Statements.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1996, 1995 and 1994


                                                                 Net
                                                             Unrealized
                                                            Appreciation
                                                                 on
                                    Capital                  Securities
                                     Stock      Retained      Available    Treasury
                                     Issued     Earnings      for Sale       Stock
                                    --------  ------------  -------------  ---------

Balance, January 1, 1993             $72,256   $2,282,602      $       -    $119,694

 Net income                                -      108,104              -           -
 Purchase of treasury stock                -            -              -       3,607
 Dividends                                 -      (80,280)             -           -
 Cumulative effect of change in
   accounting principle for
   marketable securities, net
   of taxes of $21,843                     -            -         32,765           -
 Net change attributable to
   unrealized gain on securities
   available for sale, net of
   taxes of $22,678                        -            -         34,016           -
                                    --------   ----------   ------------   ---------
Balance, December 31, 1994            72,256    2,310,426         66,781     123,301

 Net income                                -      348,781              -           -
 Purchase of treasury stock                -            -              -      14,342
 Dividends                                 -     (119,840)             -           -
 Net change attributable to
   unrealized gain on securities
   available for sale, net of
   taxes of $49,518                        -            -         74,276           -
                                    --------   ----------   ------------   ---------
Balance, December 31, 1995            72,256    2,539,367        141,057     137,643

 Net income                                -      805,090              -           -
 Dividends                                 -     (179,754)             -           -
 Net change attributable to
   realized and unrealized gains
   on available-for-sale
   securities, net of taxes
   of $(89,413)                            -            -       (134,119)          -
                                    --------   ----------   ------------   ---------
Balance, December 31, 1996           $72,256   $3,164,703      $   6,938    $137,643
                                    ========   ==========   ============   =========

See Notes to Financial Statements.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                           STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1996, 1995 and 1994


                                                            1996        1995        1994
                                                         ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                            $ 805,090   $ 348,781   $ 108,104
   Noncash (income) expenses included in
       net income:
       Depreciation, depletion and amortization             12,325     101,855      23,762
       Realized (gains) on sale of available-
         for-sale securities                              (751,417)          -           -
       Change in assets and liabilities:
         (Increase) decrease in trade accounts
           and other receivables                           (12,721)      7,086      12,720
         (Increase) decrease in inventory                    7,692      (6,976)      7,097
         (Increase) decrease in prepaid expenses            (9,001)       (327)        212
         (Increase) decrease in prepaid income
           taxes                                                 -      43,340     (43,340)
         (Decrease) in trade payables                       (2,812)     (6,271)     (1,441)
         Increase (decrease) in other
           liabilities                                     121,295     194,338    (109,017)
                                                         ---------   ---------   ---------
                  Net cash provided by (used in)
                    operating activities                   170,451     681,826      (1,903)
                                                         ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from rights of way                                 400           -           -
   Available-for-sale securities:
       Maturities                                          197,623           -           -
       Purchases                                          (997,107)   (197,623)          -
       Sales                                               928,098           -           -
   Purchase of property and equipment                       (2,320)     (1,451)       (256)
   Purchase of land                                              -        (934)    (24,014)
                                                         ---------   ---------   ---------
                  Net cash provided by (used in)
                    investing activities                   126,694    (200,008)    (24,270)
                                                         ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on long-term borrowing               (93,108)    (95,000)    (95,000)
   Dividends paid                                         (179,754)   (119,840)    (80,280)
   Payments to acquire treasury stock                            -     (14,342)     (3,607)
                                                         ---------   ---------   ---------
                  Net cash (used in) financing
                    activities                            (272,862)   (229,182)   (178,887)
                                                         ---------   ---------   ---------
                  Net increase (decrease) in cash and
                    cash equivalents                        24,283     252,636    (205,060)
Cash and cash equivalents:
   Beginning                                               289,180      36,544     241,604
                                                         ---------   ---------   ---------
   Ending                                                $ 313,463   $ 289,180   $  36,544
                                                         =========   =========   =========

                                                            (continued on next
page)

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                           STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1996, 1995 and 1994
                                  (Continued)


                                           1996      1995       1994
                                         --------  ---------  --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
 Cash payments for:
   Interest                              $  7,408  $ 15,573    $22,642
   Income taxes                           338,171   (28,421)    55,486

SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING  AND FINANCING
 ACTIVITIES
 Net change in unrealized and
  realized gains on available-for-sale
  securities                             (134,119)   74,276     66,781


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


         Investment securities:

            On January 1, 1994, the Company changed its accounting principles relative to the reporting of marketable securities to comply with the provisions of Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under the provisions of this statement, management must make a determination at the time of acquisition whether certain investments in debt and equity securities are to be held as investments to maturity, held as available for sale, or held for trading. Management, under a policy adopted by the board of directors of the Company, made a determination that all debt and equity securities owned at that date and subject to the provisions of the statement would be classified as held available-for-sale.

            Under the accounting policies provided for investments classified as held available-for-sale, all such debt securities and equity securities that have readily determinable fair value shall be measured at fair value in the balance sheet. Unrealized holding gains and losses for available-for-sale securities shall be excluded from earnings and reported as a net amount (net of income taxes) as a separate component of retained earnings until realized. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in income. The cost of securities sold is based on the specific identification method. Interest on debt securities is recognized in income as earned, and dividends on marketable equity securities are recognized in income when declared.


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


         Income taxes:

            The Company complies with the provisions of FASB Statement of Financial Accounting Standards 109, Accounting for Income Taxes relative to the reporting of income taxes. This statement requires an asset and liability approach for financial accounting and reporting for income taxes. The objectives are to recognize the amount of taxes payable or refundable for the current year, and to recognize deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The elements with different bases for financial and tax purposes are property and equipment, investments, accounts receivable, inventory and accounts payable.

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


Note 2.  Securities Available-for-Sale

         Debt and equity securities have been classified in the balance sheet according to management's intent in the current and noncurrent asset sections under the headings securities available-for-sale. The carrying amount of securities and their approximate fair values at December 31, 1996 follow:

                                                          Gross       Gross
                                            Amortized   Unrealized  Unrealized
                                              Cost        Losses      Losses    Fair Value
                                           -----------  ----------  ----------  -----------
         Available-for-sale securities:
           December 31, 1996:
           Equity securities                $    8,160    $  5,858         $ -   $   14,018
           U.S. government securities          997,105       5,755          48    1,002,812
                                            ----------    --------  ----------   ----------

                                            $1,005,265    $ 11,613         $48   $1,016,830
                                            ==========    ========  ==========   ==========

         Available-for-sale securities:
           December 31, 1995:
           Equity securities                $  184,840    $235,096         $ -   $  419,936
           U.S. government securities          197,623         149           -      197,772
                                            ----------    --------  ----------   ----------

                                            $  382,463    $235,245         $ -   $  617,708
                                            ==========    ========  ==========   ==========


       Gross realized gains and gross realized losses on sales of available-for-sale securities were:

                                                                      1996          1995
                                                                    ----------   ----------
         Gross realized gains:
           U.S. government and agency securities                     $       -   $        -
           Equity securities                                           751,417            -
                                                                    ----------   ----------

                                                                    $  751,417   $        -
                                                                    ==========   ==========

         Gross realized losses:
           U.S. government and agency securities                    $        -   $        -
           Equity securities                                                 -            -
                                                                    ----------   ----------

                                                                    $        -   $        -
                                                                    ==========   ==========


                         NOTES TO FINANCIAL STATEMENTS



The scheduled maturities of securities (other than equity securities) available-for-sale at December 31, 1996 were as follows:


                                                     Amortized    Fair
                                                       Cost       Value
                                                     ---------  ----------

   Due in one year or less                           $ 495,545  $  495,500
   Due from one year to three years                          -           -
   Due from three to five years                        200,019     201,469
   Due after five years                                301,541     305,843
                                                     ---------  ----------
                                                     $ 997,105  $1,002,812
                                                     =========  ==========


 Expected maturities may differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalties. The amount classified as current assets on the accompanying balance sheets represent the expected maturities of the debt securities during the next year.


Note 3.  Oil and Gas Properties

Results of operations for oil and gas producing activities at December 31, 1996, 1995 and 1994 is as follows:
                                            1996       1995        1994
                                          ---------  ---------  ----------
Gross revenues:
  Royalty interests                       $ 245,368  $ 203,001  $  175,225
  Working interests                          59,587     47,840      49,165
                                          ---------  ---------  ----------
                                            304,955    250,841     224,390
Less:
  Production costs                           33,028     37,613      50,768
  Exploration expenses                            -      2,843      68,657
  Depreciation, depletion and
   amortization                               2,827      3,409       3,671
                                          ---------  ---------  ----------
   Results before income tax
    expenses                                269,100    206,976     101,294

Income tax expenses                          95,026     67,639      12,671
                                          ---------  ---------  ----------
  Results of operations from
   producing activities
   (excluding) corporate
   overhead)                              $ 174,074  $ 139,337  $   88,623
                                          =========  =========  ==========

                         NOTES TO FINANCIAL STATEMENTS



Costs incurred in oil and gas activities:


   The major costs incurred in connection with the Company's oil and gas operations (which are conducted entirely within the United States) at December 31, 1996, 1995 and 1994 are as follows:


                                                1996       1995       1994
                                             ---------  ---------  ---------

      Acquisition costs-working and
       royalty interests                     $       -  $       -  $       -
                                             =========  =========  =========


      Exploration costs-primarily dry
       hole costs                            $       -  $   2,843  $  68,657
                                             =========  =========  =========


      Development costs                      $     591  $     439  $   8,034
                                            ==========  =========  =========

Reserve quantities (unaudited):


   Reserve information relating to estimated quantities of the Company's interest in proved reserves of natural gas and crude (including condensate and natural gas liquids) is not available. Such reserves are located entirely within the United States. A schedule indicating such reserve quantities is, therefore, not presented.


   The wells remain in production at December 31, 1996, including royalty interests and working interests obtained through back-in provisions of royalty agreements. Production from such royalty interests and working interests comprises 100% of the Company's oil and gas revenues in 1996, 1995 and 1994.


   Actual production has exceeded original estimates of reserves, and remaining reserves have not been revised. Therefore, the Company is not able to complete the computations of discounted future cash flows and reconciliation thereof.

                         NOTES TO FINANCIAL STATEMENTS


Note 4.  Income Taxes


   The Company files federal income tax returns on a calendar year basis.


   The net deferred tax liability in the accompanying balance sheet includes the following components at December 31,:


                                                      1996        1995
                                                   ----------  -----------

      Deferred tax assets                          $      919  $       240
      Valuation allowance                                   -            -
      Deferred tax liabilities                         (9,210)      (7,911)
      Deferred tax liabilities on unrealized
      appreciation on securities available
       for sale                                        (2,343)     (94,037)
                                                   ----------  -----------

            Net deferred tax liability             $  (10,634) $  (101,708)
                                                   ==========  ===========


   A reconciliation between income taxes, computed by applying statutory tax rates to income before income taxes and income taxes provided at December 31, 1996, 1995 and 1994 is as follows:


                                            1996        1995       1994
                                         ----------  ----------  ---------

      Tax at statutory rates             $  423,159  $  176,152  $  41,064

      Tax effect of the following:
        Statutory depletion                 (12,923)    (10,444)    (8,619)
        Graduated tax rates                       -      (2,789)   (11,750)
        Dividend exclusion                   (6,285)     (6,055)    (6,563)
        State income tax                     38,316      13,497      1,498
        Other                                (2,774)     (1,049)    (2,959)
                                         ----------  ----------  ---------
                                         $  439,493    $169,312  $  12,671
                                         ==========  ==========  =========

                         NOTES TO FINANCIAL STATEMENTS



         Deferred income taxes result from timing differences in the recognition of revenue and expenses for tax and financial statement purposes. The effect of these timing differences at December 31, 1996 and 1995 is as follows:

                                                        1996        1995
                                                     ----------  ----------

           Conversion of tax return from cash
            to accrual basis for financial
            reporting                                $   (5,537) $   (6,066)

           Excess of depreciation and depletion
            expensed for tax purposes (under)
            amount expensed for financial
            statement purposes                             (472)     (1,603)

          Unrealized gain on marketable securities       (4,625)    (94,039)
                                                     ----------  ----------
                                                     $  (10,634) $ (101,708)
                                                     ==========  ==========

Note 5.  Long-Term Debt

         Long-term debt consisted of a note payable in annual principal installments of $95,000 plus interest at eight percent. The note was paid in full in April, 1996.


Note 6.  Business Segment and Major Customer Information

         The Company's operations are classified into three principal industry segments: oil and gas properties, agricultural properties, and timber properties. The agricultural and timber properties were acquired in February of 1990. Additional timber properties were acquired in April, 1992. Following is a summary of segmented information for 1996, 1995 and 1994:

                                           1996         1995       1994
                                        ----------   ---------- -----------
           REVENUES
             Oil and gas properties     $  453,862   $  287,426  $  251,280
             Agricultural properties        67,437       54,790      33,539
             Timber properties             114,741      466,757      92,836
             All other segments             36,254        3,164       1,327
                                        ----------   ----------  ----------
                                        $  672,294   $  812,137  $  378,982
                                        ==========   ==========  ==========

                         NOTES TO FINANCIAL STATEMENTS



                                            1996          1995          1994
                                         -----------  ------------  ------------
         COSTS AND EXPENSES
           Oil and gas properties         $   35,855   $   43,866    $  123,096
           Agricultural properties            36,547       35,476        33,100
           Timber properties                  20,445      109,977        31,871
           All other segments                    591          439         1,386
                                          ----------   ----------    ----------
                                          $   93,438   $  189,758    $  189,453
                                          ==========   ==========    ==========
         INCOME FROM OPERATIONS
           Oil and gas properties         $  418,007   $  243,560    $  128,184
           Agricultural properties            30,890       19,314           439
           Timber properties                  94,296      356,780        60,965
           All other segments                 35,663        2,725           (59)
                                          ----------   ----------    ----------
                                             578,856      622,379       189,529

         OTHER INCOME (EXPENSE)              665,727     (104,286)      (68,754)
                                          ----------   ----------    ----------
         INCOME BEFORE INCOME TAXES       $1,244,583   $  518,093    $  120,775
                                          ==========   ==========    ==========
         IDENTIFIABLE ASSETS
           Oil and gas properties         $  554,068   $  532,584    $  540,186
           Agricultural properties           621,391      632,656       634,527
           Timber properties                 929,811      939,118     1,033,850
           All other segments                      -        6,289         2,047
                                          ----------   ----------    ----------
                                           2,105,270    2,110,647     2,210,610

         GENERAL AND CORPORATE ASSETS      1,334,745      907,895       376,472
                                          ----------   ----------    ----------
         TOTAL ASSETS                     $3,445,721   $3,018,542    $2,587,082
                                          ==========   ==========    ==========

         CAPITAL EXPENDITURES
           Oil and gas properties         $    1,502   $        -    $      148
           Agricultural properties                 -            -             -
           Timber properties                       -            -             -
           All other segments                      -            -             -
                                          ----------   ----------    ----------
                                          $    1,502   $        -    $      148
                                          ==========   ==========    ==========

         DEPRECIATION, DEPLETION AND
           AMORTIZATION
           Oil and gas properties         $    2,827   $    3,409    $    3,671
           Agricultural properties                 -        2,342         2,244
           Timber properties                   8,907       95,665        16,462
           All other segments                    591          439         1,385
                                          ----------   ----------    ----------

                                          $   12,325   $  101,855    $   23,762
                                          ==========   ==========    ==========

                         NOTES TO FINANCIAL STATEMENTS



         There are no intersegment sales reported in the accompanying income statements. Income before income tax represents net sales less operating expenses and other income and expenses of a general corporate nature. Identifiable assets by segment are those assets that are used in the Company's operations within that industry. General corporate assets consist principally of cash and cash items, accounts receivable, and marketable equity and debt securities.


         The following summarizes major customer information at December 31, 1996, 1995 and 1994 from oil and gas revenues:

                                                     Sales to Purchaser as a
                                                   Percentage of Total Revenues
                                                   ----------------------------
                 Purchaser                              1996   1995   1994
                 ---------                              ----   ----   ----
           Whitson                                        3%    24%    18%
           Riceland Petroleum Company                    29%    30%    29%
           Coastal                                       15%    13%    16%
           Meridian Oil                                   7%     8%    13%
           Woodlawn                                      23%     -      -


Note 7.  Related Party Transactions

         The President of the Company is Chairman of the Board of the First National Bank of Lake Charles (the Bank). At December 31, 1996 and 1995, the Company had $313,463 and $289,180, respectively, deposited in money-market and noninterest bearing checking accounts with the Bank.


         In 1990, the Company purchased interests in properties managed by Walker Louisiana Properties (WLP), such properties being subject to a management agreement described at Note 11. The General Manager of WLP also acts in the capacity of Vice-President and Secretary and director of this Company.


Note 8.  Supplementary Income Statement Information

         Taxes other than income taxes of $51,829, $52,054 and $50,265, were charged to expense during 1996, 1995 and 1994, respectively.

                         NOTES TO FINANCIAL STATEMENTS




Note 9.  Major Transactions

         In February, 1990 the Company acquired a 12.5% interest in 34,189 acres and other properties in Allen, Beauregard, Calcasieu, Cameron, Jefferson Davis, Lafourche, Sabine, and Vermillion Parishes for $1,275,000. Of the total acreage, 30,581 acres were acquired in fee and 3,608 were acquired in surface rights only.


         The allocation of the purchase price, which was applied pro rata over the fair market values of the assets acquired is as follows:

           Cash and accounts receivable         $     1,607
           Harvested crops                           17,799
           Buildings and equipment                   14,610
           Land:
             Agricultural                           606,982
             Other                                  233,445
           Timber                                   380,792
           Oil and gas properties                    19,765
                                                -----------
                                                $ 1,275,000
                                                ===========


         The primary sources of income from the property are the leasing of mineral rights, timber sales, and agricultural rents.


         The President of this Company is President and majority stockholder of a corporation that also purchased a 12.5% undivided interest in the same acreage at the same time and at the same price.


         In February, 1992, the Company purchased 952 acres of timberland located in Calcasieu and Beauregard Parishes for $475,000. The purchase price of $95,000 was paid at the closing date from the Company's cash reserves and the remaining $380,000 was financed with a mortgage note payable described at Note 5. This note was paid in full in April, 1996. The seller retained a 50% mineral interest in the property.


Note 10. Reclassification

         Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform to the 1996 presentation. Such reclassifications had no effect on net income or retained earnings.

                         NOTES TO FINANCIAL STATEMENTS



Note 11. Management Agreement

         During 1990, the Company purchased an undivided interest in numerous parcels of land and other properties as described at Note 9. The Company's interest, along with the interests of other co-owners, is managed by an entity under a management agreement whereby costs are shared based on the percent of ownership.


Note 12. Concentration of Credit Risk

         The Company maintains its cash balances in one financial institution. The amount on deposit in the financial institution is insured by the Federal Deposit Insurance Corporation up to $100,000.


Note 13. Contingencies

         The Company is a party in a suit to recover disputed royalties. Based upon the opinion of the Company's counsel, the suit could result in a settlement or award by the court in favor of the Company. At this time, however, no estimate can be made as to the time or amount, if any, of ultimate recovery.


Note 14. Disclosures About Fair Value of Financial Instruments

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:


           Cash and cash equivalents:

             For these short-term instruments, the carrying amount is a reasonable estimate of fair value.


           Securities available-for-sale:

             Debt and equity securities were valued at fair value, which equals quoted market price.

                         NOTES TO FINANCIAL STATEMENTS



         The estimated fair value of the Company's financial instruments at December 31, 1996 and 1995 are as follows. Amounts are presented in thousands.

                                                   1996              1995
                                             -----------------  ---------------
                                             Carrying   Fair    Carrying  Fair
               Financial Assets               Value     Value    Value    Value
                                             --------  -------  --------  -----

            Cash and cash equivalents        $    313  $   313  $    289  $ 289
            Securities available for sale       1,017    1,017       618    618
                                             --------   ------  --------  -----
                                             $  1,330  $ 1,330  $    907  $ 907
                                             ========  =======  ========  =====

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                         PROPERTY, PLANT AND EQUIPMENT
                 Years Ended December 31, 1996, 1995 and 1994


                                  Balance,               Adjustments   Balance,
                                  Beginning                  and        End of
           1996                   of Period   Additions  Retirements    Period
           ----                  -----------  ---------  -----------  -----------
Oil and gas properties-proved     $  376,230    $ 1,502       $    -   $  377,732

Other property:
 Buildings and equipment              99,036        818        8,895       90,959
 Timber                              545,792          -            -      545,792
 Land                              1,662,142          -          400    1,661,742
                                  ----------    -------       ------   ----------
                                  $2,683,200    $ 2,320       $9,295   $2,676,225
                                  ==========    =======       ======   ==========
           1995
           ----

Oil and gas properties-proved     $  377,213    $     -       $  983   $  376,230

Other property:
 Buildings and equipment             101,756          -        2,720       99,036
 Timber                              545,792          -            -      545,792
 Land                              1,661,209        933            -    1,662,142
                                  ----------    -------       ------   ----------

                                  $2,685,970    $   933       $3,703   $2,683,200
                                  ==========    =======       ======   ==========
           1994
           ----

Oil and gas properties-proved     $  377,170    $   148       $  102   $  377,213

Other property:
 Buildings and equipment             102,893          -        1,137      101,756
 Timber                              545,792          -            -      545,792
 Land                              1,637,195     24,014            -    1,661,209
                                  ----------    -------       ------   ----------
                                  $2,663,050    $24,162       $1,239   $2,685,970
                                  ==========    =======       ======   ==========

                     CALCASIEU REAL ESTATE & OIL CO., INC.

             ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                 Years Ended December 31, 1996, 1995 and 1994


                                 Balance,              Adjustments  Balance,
                                 Beginning                 and       End of
           1996                  of Period  Additions  Retirements   Period
           ----                  ---------  ---------  -----------  ---------
Oil and gas properties-proved     $371,799   $  2,827       $    -   $374,626
Other property:
 Buildings and equipment            89,717        591        8,895     81,413
 Timber                            182,414      8,907            -    191,321
                                  --------   --------  -----------   --------
                                  $643,930   $ 12,325       $8,895   $647,360
                                  ========   ========  ===========   ========
           1995
           ----

Oil and gas properties-proved     $368,391   $  3,408       $    -   $371,799
Other property:
 Buildings and equipment            92,090      2,781        5,154     89,717
 Timber                             86,749     95,665            -    182,414
                                  --------   --------  -----------   --------
                                  $547,230   $101,854       $5,154   $643,930
                                  ========   ========  ===========   ========
           1994
           ----

Oil and gas properties-proved     $364,818   $  3,671       $   98   $368,391
Other property:
 Buildings and equipment            89,713      3,629        1,252     92,090
 Timber                             70,287     16,462            -     86,749
                                  --------   --------  -----------   --------
                                  $524,818   $ 23,762       $1,350   $547,230
                                  ========   ========  ===========   ========