Form 10-Q
period 1997-03-31
CALCASIEU REAL ESTATE & OIL CO INC
filed 1997-05-08
CIK 352955

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON. D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR QUARTER ENDED MARCH 31, 1997    COMMISSION FILE NUMBER 0-9669

                     CALCASIEU REAL ESTATE & OIL CO., INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Louisiana                                           72-0144530
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                        One Lakeside Plaza
                         Lake Charles, LA                           70601
               (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (318) 494-4256

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes    X    No
                                      ---      ---

          Securities registered pursuant to Section 12(b) for the Act:


     TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE
                                            ON WHICH REGISTERED
                                           ---------------------

           NONE                               NOT APPLICABLE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           COMMON STOCK, NO PAR VALUE
                                (TITLE OF CLASS)

                        --------------------------------

As of March 31, 1997, 1,997,252 shares of the registrant's Common Stock, without par value, were issued and outstanding.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997


                               TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION                                         PAGE NO.

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               3

          Balance Sheets
          March 31, 1997 and March 31, 1996                                4-5

          Statements of Income and Retained Earnings
          Three Months Ended March 31, 1997 and March 31, 1996              6

          Statements of Cash Flows
          Three Months Ended March 31, 1997 and March 31, 1996              7

PART II   OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security Holders      8

          Item 6.  Exhibits and Reports on Form 8-K                         9

          SIGNATURES                                                        9



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

          THE INFORMATION FURNISHED IS NOT IN CONNECTION WITH ANY SALE OR OFFER FOR SALE OF, OR SOLICITATION OF AN OFFER TO BUY, ANY SECURITIES.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                     PART I

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Gross income for the Company for the quarter ended March 31, 1997, was up 42.1% over the same quarter in 1996. Oil and gas income was up 44.4% due to increases in prices and volumes whereas mineral lease income was down.

Agricultural income increased 26.7%. Expenses were up 19.9% over the same quarter in the prior year. This was due primarily to a 184.4% increase in oil and gas production costs and a 9.5% increase in general and administrative expenses.

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

                     CALCASIEU REAL ESTATE & OIL CO., INC.
                     -------------------------------------

                                 BALANCE SHEET
                                 -------------

                                     ASSETS
                                     ------



     CURRENT ASSETS                          MARCH 31, 1997  MARCH 31, 1996

Cash and cash equivalents                      $  548,627      $  216,109
Investment Securities                                              99,806
Accounts receivables                               58,265          45,653
Inventory, harvested crops                                          9,572
Prepaid income taxes                               39,334          35,760
                                               ----------      ----------

Total current assets                           $  646,226      $  406,900
                                               ----------      ----------

SECURITIES AVAILABLE FOR SALE                  $  509,324      $  731,676
                                               ----------      ----------

PROPERTY AND EQUIPMENT, less
accumulated depreciation, depletion and
amortization.                                  $   11,752      $   12,250
Timber, less accumulated depletion                368,897         363,378
Land                                            1,661,742       1,662,142
                                               ----------      ----------

Total Property                                 $2,042,391      $2,037,770
                                               ----------      ----------

TOTAL                                          $3,197,941      $3,176,346
                                               ----------      ----------

                     CALCASIEU REAL ESTATE & OIL CO., INC.
                     -------------------------------------

                                 BALANCE SHEET
                                 -------------

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------



        CURRENT LIABILITIES                    MARCH 31, 1997   MARCH 31, 1996

Current maturities of long-term debt           $                $   93,108
Trade payables and accrued expenses                40,026           23,019
Dividends payable                                  59,918           39,945
Current deferred tax liability, net                 5,864          218,610
                                               ----------       ----------

Total Current Liabilities                      $  105,808       $  374,682
                                               ----------       ----------

SHAREHOLDERS' EQUITY

Common Stock, no par value, 3,000,000 shares
authorized; 2,100,000 shares issued            $   72,256           72,256

Retained earnings                               3,157,849        2,531,156

Net unrealized (loss) or appreciation on
investments available for sale, net of
tax credit of $145 in 1997 and tax of
$210,941 in 1996                                     (269)         335,895
                                               ----------       ----------

                                               $3,229,836       $2,939,307

Less cost treasury stock (1996 102,728 shares:
1997 102,748 shares)                              137,703          137,643
                                               ----------       ----------

Total Equity                                   $3,092,133       $2,801,664
                                               ----------       ----------

TOTAL                                          $3,197,941       $3,176,346
                                               ----------       ----------

                     CALCASIEU REAL ESTATE & OIL CO., INC.
                     -------------------------------------
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                   ------------------------------------------

                                                 THREE MONTHS     THREE MONTHS
                                                     ENDED            ENDED
                                                MARCH 31, 1997   MARCH 31, 1996
REVENUES
Income-primarily from oil and gas properties        $  121,043       $   83,819
Income-agricultural properties                          16,105           12,708
                                                    ----------       ----------
Total                                               $  137,148       $   96,527
                                                    ----------       ----------

COSTS AND EXPENSES
Forestry expenses                                   $      311       $       64
Agriculture expense                                      1,286            7,218
Oil and gas production costs                            23,056            8,108
General and administrative                              55,785           50,952
Depreciation and depletion                                 900            1,500
                                                    ----------       ----------
Total                                               $   81,338       $   67,842
                                                    ----------       ----------

OTHER INCOME (EXPENSE):
Gain on sale of assets                              $                $       21
Interest expense                                                         (1,857)
Interest income                                         16,730            5,184
Dividends on common stock                                  122            7,201
                                                    ----------       ----------
Total                                               $   16,852       $   10,549
                                                    ----------       ----------

INCOME BEFORE INCOME TAXES AND
EXTRAORDINARY CREDITS                               $   72,661       $   39,234
                                                    ----------       ----------

PROVISION FOR INCOME TAXES:
Current                                             $   19,597       $    7,500
Deferred                                             _________         ________
Total                                               $   19,597       $    7,500
                                                    ----------       ----------

NET INCOME
(PER COMMON SHARE):  1996 $.02, 1997 $.03
                                                    $   53,064       $   31,734

RETAINED EARNINGS, BEGINNING OF
PERIOD                                               3,164,703        2,539,367

DIVIDENDS DECLARED                                     (59,918)         (39,954)
                                                    ----------       ----------

RETAINED EARNINGS END OF PERIOD                     $3,157,849       $2,531,156
                                                    ----------       ----------

                     CALCASIEU REAL ESTATE & OIL CO., INC.
                     -------------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                  THREE MONTHS     THREE MONTHS
                                                      ENDED            ENDED
                                                 MARCH 31, 1997   MARCH 31, 1996

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                         $  53,064        $  31,734
Non cash (income) expenses included in
 net income:
  Depreciation, depletion and amortization               929            1,500
  Change in assets and liabilities:
  (Increase) decrease in accounts receivable          15,290           15,181
  (Increase) decrease in inventory                     2,850              970
  (Increase) decrease in prepaid expenses             10,158            1,157
  (Increase) decrease in prepaid income taxes        (39,334)         (35,760)
  Increase (decrease) in trade payable                32,180           12,361
  Increase (decrease) in income tax payable         (261,069)        (158,086)
                                                   ---------        ---------
Net cash provided by operating activities          $(185,932)       $(130,943)
                                                   ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Reforestation Costs                                $ (14,426)       $
Maturity of investment security                      495,500           97,817
                                                   ---------        ---------
Net cash (used) in investing activities            $ 481,074        $  97,817
                                                   ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock                               (60)       $
Dividends paid                                       (59,918)         (39,945)
                                                   ---------        ---------
Net cash provided by (used in) financing
 activities
                                                   $ (59,978)       $ (39,945)
                                                   ---------        ---------
Net increase (decrease) in cash and cash
 equivalents:                                      $ 235,164        $ (73,071)
Cash and cash equivalents:
Beginning                                            313,463          289,180
                                                   ---------        ---------
Ending                                             $ 548,627        $ 216,109
                                                   ---------        ---------

                     CALCASIEU REAL ESTATE & OIL CO., INC.
                     -------------------------------------

                           PART II OTHER INFORMATION
                           -------------------------



ITEM 4.  Submission of Matters to a Vote of Security Holders.

          (a) The Annual Meeting was held on April 17, 1997.

          (b) The following were elected Directors:

               Henry C. Alexander
               William D. Blake
               Troy A. Freund
               Arthur Hollins, III
               Leonard K. Knapp
               Laura A. Leach
               Frank O. Pruitt
               B. James Reaves III
               Charles D. Viccellio

               No other director's term of office continued after the meeting.

          (c) There were 1,111,500 shares represented at the meeting. The Company furnished its security holders proxy soliciting material pursuant to Regulation 14 under the Act and there was no solicitation in opposition to either the nominees for directors nor any other matters.

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



                         CALCASIEU REAL ESTATE & OIL CO., INC.
                                   (Registrant)

                         /s/ ARTHUR HOLLINS, III
                         -------------------------------------------
                         Arthur Hollins, III
                         President


                         /s/ CHARLES D. VICCELLIO
                         -------------------------------------------
                         Charles D. Viccellio
                         Vice-President and Secretary


Dated May 1, 1997