Form 10-Q
period 1997-06-30
CALCASIEU REAL ESTATE & OIL CO INC
filed 1997-08-11
CIK 352955

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington. D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR QUARTER ENDED JUNE 30, 1997    COMMISSION FILE NUMBER 0-9669

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

                   Yes   x                            No
                       ------                           ------

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

                        _______________________________

As of June 30, 1997, 1,997,252 shares of the registrant's Common Stock, without par value, were issued and outstanding.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997


                               TABLE OF CONTENTS


Part I    FINANCIAL INFORMATION                                                       PAGE NO.
------    ---------------------                                                       --------
          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                3

          Balance Sheets
          June 30, 1997 and June 30, 1996                                                  4-5

          Statements of Income and Retained Earnings
          Six Months Ended June 30, 1997 and June 30, 1996                                   6

          Statements of Cash Flows
          Six Months Ended June 30, 1997 and June 30, 1996                                   7

PART II   OTHER INFORMATION
-------   -----------------

          Item 6.  Exhibits and Reports on Form 8-K                                          8

          SIGNATURES                                                                         8



          REFERENCE IS MADE TO THE NOTES TO FINANCIAL STATEMENTS CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10
          ___________________________________________________________________

          The information furnished is not in connection with any sale or offer for sale of, or solicitation of an offer to buy, any securities.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                     PART I

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Income for the six months ended June 30, 1997, was up 75.8% from the same period in 1996. Most of the increase was attributable to an 86.3% in gross income due to oil and gas. Approximately half of this increase was due to the receipt of oil royalties which had been withheld due to a legal dispute and approximately half came from payments for three dimensional seismic permits. Agriculture income was up 55.4% from the same period in 1996. Oil and gas production costs were up $33,400 or 233.5% from the same period in 1996. A large part of this was due to a workover on a well in which the Company had earned a working interest.

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

                     CALCASIEU REAL ESTATE & OIL CO., INC.
                     -------------------------------------

                                 BALANCE SHEET
                                 -------------

                                     ASSETS
                                     ------



       CURRENT ASSETS                        JUNE 30, 1997  JUNE 30, 1996
  Cash and cash equivalents                     $  276,502     $  194,854
  Accounts receivables                             176,158         59,656
  Prepaid income taxes                              33,938         58,399
  Inventory, harvested crops                                        2,878
                                                ----------     ----------

  Total current assets                          $  486,598     $  315,787
                                                ----------     ----------

  SECURITIES AVAILABLE FOR SALE                 $  726,027     $  731,676
                                                ----------     ----------

  PROPERTY AND EQUIPMENT, less
  accumulated depreciation, depletion and
  amortization                                  $   15,963     $   10,750
  Timber, less accumulated depletion               374,514        361,502
  Land                                           1,661,742      1,662,142
                                                ----------     ----------

  Total Property                                $2,052,219     $2,034,394
                                                ----------     ----------

  TOTAL                                         $3,264,844     $3,081,857
                                                ----------     ----------

                     CALCASIEU REAL ESTATE & OIL CO., INC.
                     -------------------------------------

                                 BALANCE SHEET
                                 -------------

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------



                CURRENT LIABILITIES                   JUNE 30, 1997  JUNE 30, 1996

  Trade payables and accrued expenses                    $    4,372     $    2,351
  Dividends payable                                          59,918         39,945
  Current deferred tax liability, net                        13,475        218,610
                                                         ----------     ----------

  Total Current Liabilities                              $   77,765     $  260,906
                                                         ----------     ----------

  SHAREHOLDERS' EQUITY

  Common Stock, no par value, 3,000,000 shares
  authorized; 2,100,000 shares issued                    $   72,256     $   72,256

  Retained earnings                                       3,241,049      2,550,443

  Unrealized appreciation on investments
  available for sale, net of tax of $7,756 in 1997
  and $210,941 in 1996                                       11,477        335,895
                                                         ----------     ----------

                                                         $3,324,782     $2,958,594

  Less cost treasury stock (1996 102,728 shares:
  1997 102,636 shares)                                      137,703        137,643
                                                         ----------     ----------

  Total Equity                                           $3,187,079     $2,820,951
                                                         ----------     ----------

  TOTAL                                                  $3,264,844     $3,081,857
                                                         ----------     ----------

                     CALCASIEU REAL ESTATE & OIL CO., INC.
                     -------------------------------------
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                   ------------------------------------------

                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  June 30, 1997   June 30, 1996   June 30, 1997   June 30, 1996
  REVENUES
  Income-primarily from oil and gas properties       $  236,255      $  107,944      $  357,298      $  191,763
  Agricultural Income                                     7,558           2,517          23,663          15,225
  Timber Income                                           1,168          10,423           1,168          10,423
                                                     ----------      ----------      ----------      ----------
  TOTAL                                              $  244,981      $  120,884      $  382,129      $  217,411
                                                     ----------      ----------      ----------      ----------
  COSTS AND EXPENSES
  Forestry expenses                                  $    6,474      $    1,042      $    6,785      $    1,106
  Agriculture expense                                     3,223           5,300           4,509          12,518
  Oil and gas production costs                           24,645           6,194          47,701          14,302
  General and Administrative                             21,325          29,983          77,110          80,935
  Depreciation and depletion                                991           3,376           1,891           4,876
                                                     ----------      ----------      ----------      ----------
  TOTAL                                              $   56,658      $   45,895      $  137,996      $  113,737
                                                     ----------      ----------      ----------      ----------
  OTHER INCOME (EXPENSE):
  Gain on sale of assets                             $               $      656      $               $      677
  Interest                                               16,067           2,372          32,797           7,556
  Dividends on Common Stock                                 137           7,316             258          14,517
  Interest Expense                                                         (368)                         (2,225)
                                                     ----------      ----------      ----------      ----------
  TOTAL                                              $   16,204      $    9,976      $   33,055      $   20,525
                                                     ----------      ----------      ----------      ----------

  INCOME OR LOSS BEFORE
  INCOME TAXES AND
  EXTRAORDINARY CREDITS                              $  204,527      $   84,965      $  277,188      $  124,199

  PROVISION FOR INCOME TAXES:
  Current                                                68,465          25,731          88,062          33,231
                                                     ----------      ----------      ----------      ----------

  NET INCOME OR (LOSS)                               $  136,062      $   59,234      $  189,126      $   90,967

  RETAINED EARNINGS,
  BEGINNING OF PERIOD                                 3,157,849       2,531,156       3,164,703       2,539,367

  DIVIDENDS                                             (52,862)        (39,947)       (112,780)        (79,891)
                                                     ----------      ----------      ----------      ----------

  RETAINED EARNINGS END OF
  PERIOD                                             $3,241,049      $2,550,443      $3,241,049      $2,550,443
                                                     ----------      ----------      ----------      ----------

  NET INCOME PER COMMON SHARE                              $.07            $.03            $.09            $.05

                     CALCASIEU REAL ESTATE & OIL CO., INC.
                     -------------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                          Three Months Ended               Six Months Ended
                                    June 30, 1997   June 30, 1996   June 30, 1997   June 30, 1996
  CASH FLOWS FROM
  OPERATING
  ACTIVITIES
  Net Income (or Loss)                  $ 136,062       $  59,234       $ 189,126       $  90,967
  Non cash (income) expenses
  included in net income:
  Depreciation, depletion and
  amortization                                991           3,376           1,891           4,876
  CHANGE IN ASSETS
  AND LIABILITIES:
  (Increase) decrease in
  accounts receivable                    (117,893)        (14,003)       (102,603)          1,178
  (Increase) decrease in
  inventory                                                 6,694           2,850           7,664
  (Increase) decrease in
  prepaid expenses                                                         10,158           1,157
  (Increase) decrease in
  prepaid income taxes                      5,396         (22,639)        (33,938)        (58,399)
  Increase (decrease) in trade
  and interest payables                   (35,654)        (20,668)         (3,474)         (8,307)
  Increase (decrease) in
  income tax payable                                                     (261,069)       (158,086)
                                        ---------       ---------       ---------       ---------
  NET CASH PROVIDED BY
  Operating Activities                  $ (11,098)      $  11,994       $(197,059)      $(118,950)
                                        ---------       ---------       ---------       ---------
  CASH FLOWS FROM
  INVESTING ACTIVITIES:
  Net Accretion on Securities           $  (2,846)      $               $  (2,817)      $
  Purchase of Property and
  equipment and reforestation             (10,819)                        (25,245)
  Maturity of securities                                   99,806         495,500         197,623
  Purchase of Securities                 (194,500)                       (194,500)
                                        ---------       ---------       ---------       ---------
  NET INVESTING ACTIVITIES              $(208,165)      $  99,806       $ 272,938       $ 197,623
                                        ---------       ---------       ---------       ---------
  CASH FLOWS FROM
  FINANCING ACTIVITIES:
  Principal payments on long-
  term borrowing                        $               $ (93,108)      $               $ (93,108)
  Dividends paid                          (52,862)        (39,947)       (112,780)        (79,891)
  Payments to acquire
  treasury stock                                                              (60)
                                        ---------       ---------       ---------       ---------
  Net cash provided by (used in)
  financing activities                  $ (52,862)      $(133,055)      $(112,840)      $(172,999)
                                        ---------       ---------       ---------       ---------
  Net increase (decrease) in
  cash & cash equivalents               $(272,125)      $ (21,255)      $ (36,961)      $ (94,236)
  CASH AND CASH EQUIVALENTS:
  Beginning                               548,627         216,109         313,463         289,180
                                        ---------       ---------       ---------       ---------
  Ending                                $ 276,502       $ 194,854       $ 276,502       $ 194,854
                                        ---------       ---------       ---------       ---------


                     CALCASIEU REAL ESTATE & OIL CO., INC.
                     -------------------------------------

                           PART II OTHER INFORMATION
                           -------------------------



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (A)  Exhibits

               None

          (B)  Reports on Form 8-K

               None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         CALCASIEU REAL ESTATE & OIL CO., INC.
                                   (Registrant)

                         /s/ ARTHUR HOLLINS, III
                         __________________________________________
                         Arthur Hollins, III
                         President


                         /s/ CHARLES D. VICCELLIO
                         __________________________________________
                         Charles D. Viccellio
                         Vice-President and Secretary


Dated August 6, 1997