Form 10-Q
period 1997-09-30
CALCASIEU REAL ESTATE & OIL CO INC
filed 1997-11-12
CIK 352955

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington. D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR QUARTER ENDED SEPTEMBER 30, 1997    COMMISSION FILE NUMBER 0-9669

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

                        _______________________________

As of September 30, 1997, 1,997,252 shares of the registrant's Common Stock, without par value, were issued and outstanding.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                               TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION                                        PAGE NO.


          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              3

          Balance Sheets
          September 30, 1997 and September 30, 1996                       4-5

          Statements of Income and Retained Earnings
          Nine Months Ended September 30, 1997 and 1996                    6

          Statements of Cash Flows
          Nine Months Ended September 30, 1997 and 1996                    7

PART II   OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                        8

          SIGNATURES                                                       8



          REFERENCE IS MADE TO THE NOTES TO FINANCIAL STATEMENTS CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10
          ____________________________________________________________

          THE INFORMATION FURNISHED IS NOT IN CONNECTION WITH ANY SALE OR OFFER FOR SALE OF, OR SOLICITATION OF AN OFFER TO BUY, ANY SECURITIES.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                     PART I

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Income from oil and gas properties was up 76.5% for the nine months ending September 30, 1996, over the same period in 1996. This was due in part to greater production and higher prices but primarily due to greater income from mineral leases and seismic permits. Net income from agriculture was up 64.7% for the nine months compared to the prior year due primarily to higher prices but also due to changes in lease contracts with the farmers whereby they assumed more of the expenses. Net timber income was virtually none through September, 1997, compared to $85,723 in 1996 due to timing differences. There are timber sales scheduled for the fourth quarter of 1997. Oil and gas production costs were up 133.6% due to reworking costs and greater severance taxes on greater production. General and administrative expenses increased 12.1% primarily due to higher office salaries.

During the quarter ended September 30, 1997, two gas wells were completed on properties in which the Company has an ownership interest. The Company should begin receiving royalty income from these properties in either the fourth quarter of 1997 or the first quarter of 1998. At this time, the Company is unable to project the amount of income.

Management believes that the Company's revenues will be sufficient to meet its existing needs and the needs for its anticipated future operations. Management does not presently anticipate that the Company will incur material additional liabilities in its future operations.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                 BALANCE SHEET

                                     ASSETS




                        CURRENT ASSETS                          SEPTEMBER 30, 1997  SEPTEMBER 30, 1996
                        --------------                          ------------------  ------------------

  Cash and cash equivalents                                             $  443,450          $  429,765
  Trade Receivables                                                         47,385              51,981
  Accrued Interest Income                                                    7,380               3,310
                                                                        ----------          ----------
  TOTAL CURRENT ASSETS                                                  $  498,215          $  778,246
                                                                        ----------          ----------
  SECURITIES AVAILABLE FOR SALE                                         $  771,679          $  809,611
                                                                        ----------          ----------

  PROPERTY AND EQUIPMENT
  Less accumulated depreciation, depletion and amortization.            $   14,009          $    9,250

  TIMBER                                                                   376,106             345,992
  Land                                                                   1,681,482           1,662,142
                                                                        ----------          ----------

  TOTAL PROPERTY                                                        $2,071,597          $2,017,384
                                                                        ----------          ----------

  TOTAL                                                                 $3,341,491          $3,312,051
                                                                        ----------          ----------

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                 BALANCE SHEET

                      LIABILITIES & SHAREHOLDERS' EQUITY



                     CURRENT LIABILITIES                       SEPTEMBER 30, 1997  SEPTEMBER 30, 1996
                     -------------------                       ------------------  ------------------

  Trade payables                                                       $    3,766          $    2,087
  Income Taxes Payable                                                     11,978             237,035
  Current Deferred Tax Liability Net                                       13,406              10,348
  Dividends Payable                                                        59,918              39,945
                                                                       ----------          ----------

  TOTAL CURRENT LIABILITIES                                            $   89,068          $  289,415
                                                                       ----------          ----------

  SHAREHOLDERS' EQUITY
  Common Stock, no par value, 3,000,000 shares authorized              $   72,256          $   72,256
  2,100,000 shares issued
  Retained earnings                                                     3,306,505           3,084,035
  Unrealized appreciation on Investments available for sale
  net of taxes of $5,027 in 1997 and $2,679 in 1996                        11,365               3,988
                                                                       ----------          ----------
                                                                       $3,390,126          $3,160,279
  Less cost treasury stock (1996 102,728 shares;
       1997 102,748 shares)                                               137,703             137,643
                                                                       ----------          ----------

  TOTAL EQUITY                                                         $3,252,423          $3,022,636
                                                                       ----------          ----------

  TOTAL                                                                $3,341,491          $3,312,051
                                                                       ----------          ----------

                     CALCASIEU REAL ESTATE & OIL CO., INC.
                   STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                  SEPT. 30, 1997   SEPT. 30, 1996   SEPT. 30, 1997   SEPT. 30, 1996
  REVENUES
  Income-primarily from oil and gas properties        $  159,438       $  101,064       $  516,736       $  292,827
  Agricultural Income                                     33,131           15,189           56,794           30,414
  Timber Income                                            8,275           86,171            9,443           96,594
                                                      ----------       ----------       ----------       ----------
  TOTAL                                               $  200,844       $  202,424       $  582,973       $  419,835
                                                      ----------       ----------       ----------       ----------

  COSTS AND EXPENSES
  Oil and gas production costs                        $    4,999       $    8,261       $   52,700       $   22,563
  Farm Costs                                               3,513           16,315            8,022           28,833
  Forestry Expenses                                        1,998            9,765            8,783           10,871
  General and Administrative                              22,983            8,364          100,093           89,299
  Depreciation and depletion                               1,546           17,010            3,437           21,886
                                                      ----------       ----------       ----------       ----------
  TOTAL                                               $   35,039       $   59,715       $  173,035       $  173,452
                                                      ----------       ----------       ----------       ----------

  OTHER INCOME (EXPENSE):
  Interest Income                                     $   13,947       $    6,330       $   46,744       $   13,886
  Dividends on Common Stock                                  136           11,776              394           26,293
  Gain on sale of assets                                  11,401          751,410           11,401          752,087
  Interest Expense                                                                                           (2,225)
                                                                                                         ----------
  TOTAL                                               $   25,484       $  769,516       $   58,539       $  790,041
                                                      ----------       ----------       ----------       ----------
  INCOME OR LOSS BEFORE
  INCOME TAXES AND
  EXTRAORDINARY CREDITS                               $  191,289       $  912,225       $  468,477       $1,036,424

  PROVISION FOR INCOME TAXES:
  Current                                                 65,916          338,689          153,978          371,920
                                                      ----------       ----------       ----------       ----------

  NET INCOME                                          $  125,373       $  573,536       $  314,499       $  664,504

  RETAINED EARNINGS,
  BEGINNING OF PERIOD                                  3,241,049        2,550,443        3,164,703        2,539,367

  DIVIDENDS                                              (59,917)         (39,944)        (172,697)        (119,836)
                                                      ----------       ----------       ----------       ----------

  RETAINED EARNINGS END OF
  PERIOD                                              $3,306,505       $3,084,035       $3,306,505       $3,084,035
                                                      ----------       ----------       ----------       ----------

  NET INCOME PER COMMON SHARE                               $.07             $.29             $.16             $.33

                     CALCASIEU REAL ESTATE & OIL CO., INC.
                           STATEMENTS OF CASH FLOWS

                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                       SEPT. 30, 1997   SEPT. 30, 1996   SEPT. 30, 1997   SEPT. 30, 1996
  CASH FLOWS FROM
  OPERATING ACTIVITIES
  Net Income                                 $125,373        $ 573,536        $ 314,499        $ 664,504
  Non cash (income) expenses
  included in net income:
  Depreciation, depletion and
  amortization                                  1,546           17,010            3,437           21,886
  CHANGE IN ASSETS
  AND LIABILITIES:
  (Increase) decrease in                      128,773            7,675           26,170            8,853
  accounts receivable
  (Increase) decrease in                                         2,878            2,850           10,542
  inventory
  (Increase) decrease in                                                         10,158            1,157
  prepaid expenses
  (Increase) decrease in                       33,938           58,399
  prepaid income taxes
  (Increase) decrease in                       (7,380)          (3,310)          (7,380)          (3,310)
  accrued interest received
  Increase (decrease) in trade                   (606)            (264)          (4,080)          (8,571)
  payables and accrued interest
  Increase (decrease) in
  income tax payable                           11,978          237,035         (249,091)          78,949
                                             --------        ---------        ---------        ---------
  NET CASH PROVIDED BY (USED IN)             $293,622        $ 892,959        $  96,563        $ 774,010
  OPERATING ACTIVITIES                       --------        ---------        ---------        ---------
  CASH FLOWS FROM
  INVESTING ACTIVITIES:
  Net Accretion on Securities                $  2,130        $                $    (687)       $
  Purchase of Property and
  equipment and reforestation                 (20,924)                          (46,169)
  Increase in investment securities           (56,123)        (293,190)        (250,623)         (95,567)
  Maturity of securities                                                        495,500
  Sale of Securities, cost                      8,160          176,680            8,160          176,680
  Purchase of U. S. Bonds & Notes                             (501,594)                         (501,594)
                                             --------        ---------        ---------        ---------
  Net cash provided (used in)
  investing activities                       $(66,757)       $(618,104)       $ 206,181        $(420,481)
                                             --------        ---------        ---------        ---------
  CASH FLOWS FROM
  FINANCING ACTIVITIES:
  Principal payments on long-                $               $               $                 $ (93,108)
  term borrowing
  Dividends paid                              (59,917)         (39,944)        (172,697)        (119,836)
  Payments to acquire
  treasury stock                                                                    (60)
                                             --------        ---------        ---------        ---------
  Net cash provided by (used in)             $(59,917)       $ (39,944)       $(172,757)       $(212,944)
  financing activities                      _________        _________        _________        _________
  Net increase (decrease) in                 $166,948        $ 234,911        $ 129,987        $ 140,585
  cash & cash equivalents
  Beginning Cash                              276,502          194,854          313,463          289,180
                                             --------        ---------        ---------        ---------
  Ending Cash                                $443,450        $ 429,765        $ 443,450        $ 429,765
                                             --------        ---------        ---------        ---------

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                           PART II OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (A)  Exhibits

               None

          (B)  Reports on Form 8-K

          Item 2. Acquisition or Disposition of Assets. On October 29, 1997, Company purchased 3,496 acres of farm land from Amoco Production Company for $1,663,000.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CALCASIEU REAL ESTATE & OIL CO., INC.
                                               (Registrant)


                                   /s/ Arthur Hollins, III
                                   ---------------------------------------
                                   Arthur Hollins, III
                                   President



                                  /s/  Charles D. Viccellio
                                  ----------------------------------------
                                  Charles D. Viccellio
                                  Vice-President and Secretary


Dated October 31, 1997