Form 10-K
period 1997-12-31
CALCASIEU REAL ESTATE & OIL CO INC
filed 1998-03-23
CIK 352955

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

  For Fiscal Year Ended December 31, 1997       Commission File Number 0-9669

                    CALCASIEU REAL ESTATE AND OIL CO., INC.
             (Exact Name of registrant as specified in its charter)

               Louisiana                                72-0144530
    (State of other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

           One Lakeside Plaza                             70601
        Lake Charles, Louisiana                        (Zip Code)
 (Address of principal executive offices)

      Registrant's telephone number, including area code:  (318) 494-4256

          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
              Title of each Class                on which registered
              -------------------               ---------------------

                   None                            Not Applicable


          Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                      Yes   X    No
                                                           ------     -------

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Trading in the Company's common stock is limited and sporadic and its common stock has no readily established market value.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date. Common Stock, No Par Value, 1,997,252 shares outstanding at February 27, 1998.

                      Documents Incorporated by Reference

               Document                   Part of Form 10K
               --------                   ----------------

        Definitive Proxy Statement         Parts I and III

                                     PART 1

ITEM 1.  BUSINESS
         --------

     The registrant, Calcasieu Real Estate and Oil Co., Inc., (the "Company") was incorporated under Louisiana law in 1930 as a spin-off of the Calcasieu National Bank of Lake Charles, Louisiana to hold certain real estate and royalty interests therefore owned by Calcasieu National Bank.

     The principal office of the Company is One Lakeside Plaza, Lake Charles, Louisiana. The business of the Company is conducted primarily at the principal offices of its officers, who have other full-time employment.

     The principal business of the Company has been the ownership and preservation of the assets acquired at the Company's organization and subsequently. The Company's primary activities have consisted of leasing its properties and collecting rents and royalties derived therefrom. The mineral interests of the Company are located in the Parishes of Calcasieu, Allen, Acadia, Cameron, St. Landry, St. Mary, Vermilion and Jefferson Davis in Louisiana. The Company owns approximately 10,740 acres of land in fee in the Parishes of Allen, Beauregard, Calcasieu, Cameron, Jefferson Davis, LaFourche, Sabine, St. Landry and Vermilion in Louisiana. Most of the Company's land and mineral interests are located within 100 miles of the City of Lake Charles, in southwestern and central Louisiana.

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

     On October 29, 1997, Calcasieu Real Estate and Oil Co., Inc. purchased 3,496 acres of agricultural land in Cameron Parish, Louisiana, from Amoco Production for $1,663,000. No minerals were included in the purchase.

OPERATIONS
----------

     The Company's income is derived primarily from its oil and gas properties. Agriculture and timber income are the next largest sources of income. Additional oil and gas income in the future will come from discoveries on the Company's land.

INDUSTRY SEGMENTS
-----------------

     The purchase of additional real estate in 1990, 1992, and 1997 has created "Agricultural Properties" and "Timber Properties" as additional industry segments because revenues from these properties exceed 10% of total revenues. The Company also receives mineral rentals and royalties from some of these properties. Note 6 to the Financial Statements on page 23 sets forth information on the business segments.

EMPLOYEES
---------

     The Company currently employs a total of five persons in a part-time capacity. The Company is subject to no union contracts nor does the Company have any pension, profit sharing or deferred compensation plans.

CUSTOMERS
---------

     The Company had three customers, the sales to which equal or exceed 10% of the Company's total revenues. In 1997, sales to Riceland Petroleum Company accounted for 35% of revenues, sales to Woodlawn accounted for 12% of revenues and sales to Coastal accounted for 12% of revenues.

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

     In February of 1990 the Company acquired a 12.5% undivided fee interest in 34,309 acres (4,289) net acres) located in the Louisiana parishes of Allen, Beauregard, Calcasieu, Cameron, Jefferson Davis, Sabine and Vermilion. A portion of these lands are the same as the 1,748 acres in which the company owned a 40% position described in the first paragraph above. This new acquisition consists of 17,088 gross acres of agriculture land, 7,572 acres of commercial timber, 4,196 acres in pasture, 4,253 acres of marsh land and 1,200 acres for future subdivision as it is contiguous to the city limits of Lake Charles. As a result of this acquisition, the company now participates in oil and gas production in Southeast Lunita Field, Lake Arthur Field, Edgerly Field, Welsh Field and North Indian Village Field. The Company has also participated for the 12.5% interest in the granting of oil and gas leases which are yet to be drilled.

     In April of 1992, the Company purchased 952 acres of timberland in Calcasieu and Beauregard Parishes for $475,000.

     On October 29, 1997, Calcasieu Real Estate and Oil Co., Inc. purchased 3,496 acres of land in Cameron Parish, Louisiana, from Amoco Production Company for $1,663,000.

     The table below shows, for the years ended December 31, 1997, December 31, 1996, and December 31, 1995, net gas produced in thousands of cubic feet (MCF) and net oil (including condensate and natural gas liquids) produced in barrels
(Bbl), average sales prices and average production costs, relating to oil and gas attributable to the royalty interests and working interest held by the Company.

                                                 Year Ended          Year Ended          Year Ended
                                                  12/31/95            12/31/96            12/31/97
Net gas produced (MCF)                              80,371              60,056             107,403

Average gas sales price (Per MCF)(1)             $    1.81           $    2.81           $    2.85

Net Oil Produced (Bbl)                               6,557               4,915               4,956

Average Oil Sales price (Per Bbl)(1)             $   16.78           $   20.16           $   19.60

Average sales price of oil and gas
 per MCF equivalent (1)(2)                       $    2.10           $    3.32           $    2.87

Average production cost of oil and
 gas per MCF equivalent (2)
     Royalty Interests                                 .15                 .18                 .14

     Working Interests                                1.30                1.69                2.90

----------------

(1) Before deduction of production and severance taxes.

(2) Oil production is converted to MCF equivalents at the rate of 6 MCF's per barrel, representing the approximate relative energy content of oil and natural gas.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

     There were no matters submitted to security holders during the fourth quarter.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS
         --------------------------------------------------------

     As of February 27, 1998, the common stock of Calcasieu Real Estate and Oil Co., Inc. was owned by 728 stockholders. During the three years preceding the date hereof, there has been only limited and sporadic trading in the Company's Common Stock, principally among its shareholders.

In the year ended December 31, 1997, 96,000 shares were traded with a high of 5-1/4 and a low of 2-3/4. The last trade during this period was on November 21, 1997, for 100 shares at a price of 4-1/2. Below is the trading range.

                                          Volume                     High                      Low
01/01/97 - 3/31/97                        45,500                     3-1/2                     2-3/4
04/01/97 - 06/30/97                       38,300                     3-7/8                     3
01/07/97 - 09/30/97                        9.600                     3-5/8                     3-1/4
10/01/97 - 12/31/97                        2,600                     5-1/4                     3-5/8

Dividends were paid per share on Common Stock as follows by record date:
June 30, 1995, $.02; September 29, 1995, $.02; December 29, 1995, $.02;
March 22, 1996, $.02; July 5, 1996, $.02; September 27, 1996, $.02; December 22,
1996, $.03; March 28, 1997, $.03; June 27, 1997, $.03; September 26, 1997, $.03;
December 30, 1997, $.03. There are no restrictions on the paying of dividends.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

                               Year Ended        Ended          Ended          Ended          Ended
                                12/31/93       12/31/94       12/31/95       12/31/96       12/31/97
Revenues                      $  558,338     $  378,982     $  812,137     $  672,294     $  967,632
Income before income
 taxes and cumulative
 effect of a change in
 accounting principle            290,304        120,775        518,093      1,244,583        776,445

Earnings per common
 share before cumulative
 effect of a change in
 accounting principle (1)            .11            .05            .17            .40            .26

Earnings per common
 share (1) after
 cumulative effect of a
 change in accounting
 principle (1)                       .13            .05            .17            .40            .26

Total assets                  $2,657,021     $2,587,082     $3,018,542     $3,445,721     $4,307,077

Cash Dividends declared
 per common stock                    .09            .04            .06            .09            .12

(1) Earnings per common share presented are based on the weighted average outstanding shares of about 1,997,000 in 1997, 1,997,000 in 1996, 1,998,000 in 1995, 2,007,000 in 1994 and 2,010,000 in 1993.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------------

     Income after taxes was down 36% in 1997 from 1996. This was caused by several factors. First, the company recognized a gain of approximately $751,000 on the sale of its CM Bank stock in 1996. The bank was purchased by another bank in an all cash transaction. During 1997, gas production increases 79% while the average sale price increased 1%. Oil production increased 1% and the average sales price decreased 3%. Income from mineral leases and lease bonuses increased 81%. The total net income before taxes for all operations from the property purchased in 1990 was up from $107,701 to $154,338 or an increase of 43%. The increase income from operations was primarily due to an increase in oil and gas related activities. In 1997 and 1996, the Company had no expenditures for dry holes versus $2,843 in 1995.

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

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         ----------------------------------------------------
     Not applicable
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

     The information required by Item 10 as to directors is included in the Registrant's definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 and is included herein by reference.

Executive officer of Registrant as of February, 1998, are as follows:

             NAME                     Age                    Position with Registrant
            -----                    ----                   --------------------------
Arthur Hollins, III                    67         President & Director
William D. Blake                       65         Vice President, Treasurer and Director
Charles D. Viccellio                   64         Vice President, Secretary and Director

The occupations of such excessive officers during the last five years and other principal affiliations are:

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
          ---------------------------------------------------

     The information required by Item 12 is included in the Registrant's definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 and is included herein by reference.

                                    PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
          FORM 8-K
          ---------------------------------------------------------

     (a) The following documents are filed as part of the report:

       1. All Financial Statements. See Table of Contents to Financial Statements and schedule on page 8.
       2. Financial Statement Schedules. See Table of Contents to Financial Statements and Schedules on page 8.
       3. List of Exhibits -

          Exhibit 27 - Financial Data Schedule


     (b)  Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CALCASIEU REAL ESTATE AND OIL CO., INC.



                         BY: /s/ Arthur Hollins, III
                            _________________________________________
                                 Arthur Hollins, III, President

Dated March 18, 1998

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities with regard to Calcasieu Real Estate and Oil Co., Inc. and on the date indicated:

Arthur Hollins, III                          President
------------------------------------         (Chief Executive Officer and Director)

William D. Blake                             Vice President and Treasurer
------------------------------------         (Principal Financial Officer and Director)

Charles D. Viccellio                         Vice President and Secretary
------------------------------------         (Director)


Troy Freund                                  Director
------------------------------------

Henry C. Alexander                           Director
------------------------------------

Laura A. Leach                               Director
------------------------------------

B. James Reaves, III                         Director
------------------------------------

Frank O. Pruitt                              Director
------------------------------------

Dated:  March 18, 1998

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                            Lake Charles, Louisiana



                                C O N T E N T S

                                                            Page
                                                            ----

INDEPENDENT AUDITORS' REPORT ON THE FINANCIAL STATEMENTS
 AND SUPPLEMENTARY INFORMATION                                  9

FINANCIAL STATEMENTS

 Balance sheets                                                10
 Statements of income                                          11
 Statements of stockholders' equity                            12
 Statements of cash flows                                   13-14
 Notes to financial statements                              15-28

SUPPLEMENTARY INFORMATION

 Property, plant and equipment                                 29
 Accumulated depreciation, depletion and amortization          30

SCHEDULE OMITTED

 Schedules, other than those listed above, have been omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

               [LETTERHEAD MCELROY, QUIRK & BURCH APPEARS HERE]


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Calcasieu Real Estate & Oil Co., Inc.
Lake Charles, Louisiana


    We have audited the accompanying balance sheets of Calcasieu Real Estate & Oil Co., Inc. as of December 31, 1997 and 1996, and the related statements of income, stockholders' equity, and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Co-owners' Undivided Fifty Percent Interest in Walker Louisiana Properties, of which Calcasieu Real Estate & Oil Co., Inc. owns a twenty-five percent undivided interest. The twenty-five percent undivided interest consists of total assets of $1,128,744 and $1,106,892 as of December 31, 1997 and 1996, respectively, and total revenues of $221,626 and $167,464 for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and in our opinion, insofar as it relates to the amounts included for the Co-owners' Undivided Fifty Percent Interest in Walker Louisiana Properties, is based solely on the report of the other auditors.

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

    In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Calcasieu Real Estate & Oil Co., Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 29 and 30 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Lake Charles, Louisiana
March 2, 1998

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                 BALANCE SHEETS
                           December 31, 1997 and 1996

                    ASSETS                                           1997         1996
                                                                  -----------  -----------
CURRENT ASSETS
 Cash and cash equivalents                                         $  221,910   $  313,463
 Securities available-for-sale                                              -      495,500
 Accounts receivable                                                   68,039       73,555
 Inventory-harvested crops                                             13,617        2,850
 Prepaid expense and other                                              1,762       10,158
                                                                   ----------   ----------
        Total current assets                                          305,328      895,526
                                                                   ----------   ----------
SECURITIES AVAILABLE-FOR-SALE                                         263,224      521,330
                                                                   ----------   ----------
PROPERTY AND EQUIPMENT, less accumulated depreciation,
 depletion and amortization                                            11,760       12,652
 Timber, less accumulated depletion                                   374,762      354,471
 Land                                                               3,352,003    1,661,742
                                                                   ----------   ----------
                                                                    3,738,525    2,028,865
                                                                   ----------   ----------
                                                                   $4,307,077   $3,445,721
                                                                   ==========   ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt                              $   53,461   $        -
 Trade payables and accrued expenses                                   22,791        7,846
 Dividends payable                                                     59,918       59,918
 Income taxes payable:
   Current                                                             22,817      261,069
   Deferred, net                                                       14,628       10,634
                                                                   ----------   ----------
        Total current liabilities                                     173,615      339,467
                                                                   ----------   ----------
LONG-TERM DEBT, less current maturities                               746,539            -
                                                                   ----------   ----------
STOCKHOLDERS' EQUITY
 Common stock, no par value; 3,000,000 shares authorized;
   2,100,000 shares issued                                             72,256       72,256
 Retained earnings                                                  3,445,006    3,164,703
 Net unrealized appreciation on available-for-sale
   securities, net of tax of $4,908 in 1997 and $4,625 in 1996          7,364        6,938
                                                                   ----------   ----------
                                                                    3,524,626    3,243,897
 Less cost of treasury stock (1997 102,748 and
   1996 102,728 shares)                                               137,703      137,643
                                                                   ----------   ----------
                                                                    3,386,923    3,106,254
                                                                   ----------   ----------
                                                                   $4,307,077   $3,445,721
                                                                   ==========   ==========

See Notes to Financial Statements.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                              STATEMENTS OF INCOME
                  Years Ended December 31, 1997, 1996 and 1995

                                                1997        1996         1995
                                             ----------  -----------  ----------
Revenues                                     $ 967,632   $  672,294   $ 812,137
                                             ---------   ----------   ---------
Costs and expenses:
 Oil and gas production                         59,503       33,028      37,613
 Dry holes                                           -            -       2,843
 Agricultural                                   12,419       36,547      33,135
 Timber                                         18,062       11,538      14,312
 Depreciation, depletion and amortization       14,359       12,325     101,855
                                             ---------   ----------   ---------
                                               104,343       93,438     189,758
                                             ---------   ----------   ---------
        Income from operations                 863,289      578,856     622,379
                                             ---------   ----------   ---------
Other income (expense):
 Interest income                                68,177       29,054      12,032
 Dividends on stock                                530       26,407      25,443
 Realized gain on sale of investments in
   available-for-sale securities                19,356      751,417           -
 General and administrative                   (161,735)    (138,926)   (131,477)
 Interest expense                              (13,172)      (2,225)    (10,284)
                                             ---------   ----------   ---------
                                               (86,844)     665,727    (104,286)
                                             ---------   ----------   ---------
        Income before income taxes             776,445    1,244,583     518,093
                                             ---------   ----------   ---------
Federal and state income taxes:
 Current                                       259,817      441,154     173,005
 Deferred (benefit)                              3,710       (1,661)     (3,693)
                                             ---------   ----------   ---------
                                               263,527      439,493     169,312
                                             ---------   ----------   ---------
Net income (per common share):
  1997 $.26; 1996 $.40; 1995 $.17            $ 512,918   $  805,090   $ 348,781
                                             =========   ==========   =========

See Notes to Financial Statements.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1997, 1996 and 1995

                                                                 Net
                                                             Unrealized
                                                            Appreciation
                                                                 on
                                    Capital                  Securities
                                     Stock      Retained      Available    Treasury
                                     Issued     Earnings      for Sale       Stock
                                    --------  ------------  -------------  ---------
Balance, January 1, 1995             $72,256   $2,310,426      $  66,781    $123,301

 Net income                                -      348,781              -           -
 Purchase of treasury stock                -            -              -      14,342
 Dividends                                 -     (119,840)             -           -
 Net change attributable to
   unrealized gain on securities
   available for sale, net of
   taxes of $49,518                        -            -         74,276           -
                                    --------   ----------   ------------   ---------
Balance, December 31, 1995            72,256    2,539,367        141,057     137,643

 Net income                                -      805,090              -           -
 Dividends                                 -     (179,754)             -           -
 Net change attributable to
   realized and unrealized gains
   on available-for-sale
   securities, net of taxes
   of $(89,413)                            -            -       (134,119)          -
                                    --------   ----------   ------------   ---------
Balance, December 31, 1996            72,256    3,164,703          6,938     137,643

 Net income                                -      512,918              -           -
 Purchase of treasury stock                -            -              -          60
 Dividends                                 -     (232,615)             -           -
 Net change attributable to
   realized and unrealized gains
   on available-for-sale
   securities, net of taxes
   of $(283)                               -            -            426           -
                                    --------   ----------   ------------   ---------
Balance, December 31, 1997           $72,256   $3,445,006      $   7,364    $137,703
                                    ========   ==========   ============   =========


See Notes to Financial Statements.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1997, 1996 and 1995

                                                     1997         1996        1995
                                                 ------------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                     $   512,918   $ 805,090   $ 348,781
  Noncash (income) expenses included in
    net income:
    Depreciation, depletion and amortization          14,359      12,325     101,855
    Realized (gains) on sale of available-
      for-sale securities                            (19,356)   (751,417)          -
    Change in assets and liabilities:
      (Increase) decrease in trade accounts
        and other receivables                          5,516     (12,721)      7,086
      (Increase) decrease in inventory               (10,767)      7,692      (6,976)
      (Increase) decrease in prepaid expenses          8,396      (9,001)       (327)
      Decrease in prepaid income taxes                     -           -      43,340
      Increase (decrease) in trade payables           14,945      (2,812)     (6,271)
      Increase (decrease) in other
        liabilities                                 (238,996)    121,295     194,338
                                                 -----------   ---------   ---------
          Net cash provided by operating
            activities                               287,015     170,451     681,826
                                                 -----------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from rights of way                          7,760         400           -
  Available-for-sale securities:
    Maturities                                       500,000     197,623           -
    Purchases                                       (250,951)   (997,107)   (197,623)
    Sales                                            529,077     928,098           -
  Purchase of property and equipment                 (33,758)     (2,320)     (1,451)
  Purchase of land                                (1,698,021)          -        (934)
                                                 -----------   ---------   ---------
          Net cash provided by (used in)
            investing activities                    (945,893)    126,694    (200,008)
                                                 -----------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term borrowings                 900,000           -           -
  Principal payments on long-term borrowing         (100,000)    (93,108)    (95,000)
  Dividends paid                                    (232,615)   (179,754)   (119,840)
  Payments to acquire treasury stock                     (60)          -     (14,342)
                                                 -----------   ---------   ---------
          Net cash provided by (used in)
            financing activities                     567,325    (272,862)   (229,182)
                                                 -----------   ---------   ---------
          Net increase (decrease) in cash and
            cash equivalents                         (91,553)     24,283     252,636

Cash and cash equivalents:
  Beginning                                          313,463     289,180      36,544
                                                 -----------   ---------   ---------
  Ending                                         $   221,910   $ 313,463   $ 289,180
                                                 ===========   =========   =========

                                                        (continued on next page)

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                           1997      1996      1995
                                         --------  --------  ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
 Cash payments for:
   Interest                              $ 12,255  $  7,408  $ 15,573
   Income taxes                           498,069   338,171   (28,421)
SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES
 Net change in unrealized and realized
   gains on available-for-sale
   securities                                 426  (134,119)   74,276


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

         In October, 1997, the Company purchased approximately 3,496 acres of agricultural property.


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

         Investment securities:

           The Company complies with the provisions of Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under the provisions of this statement, management must make a determination at the time of acquisition whether certain investments in debt and equity securities are to be held as investments to maturity, held as available for sale, or held for trading. Management, under a policy adopted by the board of directors of the Company, made a determination that all debt and equity securities owned at that date and subject to the provisions of the statement would be classified as held available-for-sale.

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

                         NOTES TO FINANCIAL STATEMENTS

         Property and equipment:

           Property and equipment is stated at cost. Major additions are capitalized; maintenance and repairs are charged to income currently. Depreciation is computed on the straight-line and accelerated methods over the estimated useful lives of the assets.

         Successful efforts accounting method:

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

                         NOTES TO FINANCIAL STATEMENTS

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

Note 2.  Securities Available-for-Sale

       Debt and equity securities have been classified in the balance sheet according to management's intent in the current and noncurrent asset sections under the headings securities available-for-sale. The carrying amount of securities and their approximate fair values at December 31, 1997 and 1996 follow:

                                                          Gross       Gross
                                            Amortized   Unrealized  Unrealized
                                              Cost        Gains       Losses    Fair Value
                                           -----------  ----------  ----------  -----------
         Available-for-sale securities:
           December 31, 1997:
           Equity securities                $   56,123     $   718   $       -   $   56,841
           Municipal securities                194,828      11,555           -      206,383
           U.S. government securities                -           -           -            -
                                            ----------     -------  ----------   ----------
                                            $  250,951     $12,273   $       -   $  263,224
                                            ==========     =======  ==========   ==========
         Available-for-sale securities:
           December 31, 1996:
           Equity securities                $    8,160     $ 5,858   $       -   $   14,018
           U.S. government securities          997,105       5,755          48    1,002,812
                                            ----------     -------  ----------   ----------
                                            $1,005,265     $11,613   $      48   $1,016,830
                                            ==========     =======  ==========   ==========

                         NOTES TO FINANCIAL STATEMENTS

       Gross realized gains and gross realized losses on sales of available-for-sale securities were:

                                                      1997      1996
                                                    --------  ---------
         Gross realized gains:
           U.S. government and agency securities     $ 7,956   $      -
           Equity securities                          11,400    751,417
                                                     -------  ---------
                                                     $19,356   $751,417
                                                     =======  =========
         Gross realized losses:
           U.S. government and agency securities     $     -  $       -
           Equity securities                               -          -
                                                     -------  ----------
                                                     $     -  $       -
                                                     =======  ==========

       The scheduled maturities of securities (other than equity securities) available-for-sale at December 31, 1997 were as follows:

                                             Amortized    Fair
                                               Cost       Value
                                             ---------  ---------

         Due in one year or less              $      -   $      -
         Due from one year to three years            -          -
         Due from three to five years                -          -
         Due after five years                  194,828    206,383
                                             ---------  ---------

                                              $194,828   $206,383
                                             =========  =========


       Expected maturities may differ from contractual maturities because the issuers of certain debt securities do have the right to call or prepay their obligations without any penalties. The amount classified as current assets on the accompanying balance sheets represent the expected maturities of the debt securities during the next year.

                         NOTES TO FINANCIAL STATEMENTS


Note 3.  Oil and Gas Properties

       Results of operations for oil and gas producing activities at December 31, 1997, 1996 and 1995 is as follows:

                                            1997       1996       1995
                                          ---------  ---------  ---------

         Gross revenues:
           Royalty interests               $353,862   $245,368   $203,001
           Working interests                 39,894     59,587     47,840
                                           --------   --------   --------
                                            393,756    304,955    250,841
         Less:
           Production costs                  59,503     33,028     37,613
           Exploration expenses                   -          -      2,843
           Depreciation, depletion and
            amortization                      1,515      2,827      3,409
                                           --------   --------   --------

            Results before income tax
              expenses                      332,738    269,100    206,976

         Income tax expenses                112,932     95,026     67,639
                                           --------   --------   --------

            Results of operations from
              producing activities
              (excluding corporate
              overhead)                    $219,806   $174,074   $139,337
                                           ========   ========   ========


       Costs incurred in oil and gas activities:

         The major costs incurred in connection with the Company's oil and gas operations (which are conducted entirely within the United States) at December 31, 1997, 1996 and 1995 are as follows:

                                            1997       1996       1995
                                          ---------  ---------  --------

           Acquisition costs-working and
            royalty interests             $      -  $      -   $      -
                                          ========= =========  =========
           Exploration costs-primarily
            dry hole costs                $      -  $      -   $   2,843
                                          ========= =========  =========
           Development costs              $     862 $     591  $     439
                                          ========= =========  =========

                         NOTES TO FINANCIAL STATEMENTS


       Reserve quantities (unaudited):

         Reserve information relating to estimated quantities of the Company's interest in proved reserves of natural gas and crude (including condensate and natural gas liquids) is not available. Such reserves are located entirely within the United States. A schedule indicating such reserve quantities is, therefore, not presented.

         The wells remain in production at December 31, 1997, including royalty interests and working interests obtained through back-in provisions of royalty agreements. Production from such royalty interests and working interests comprises 100% of the Company's oil and gas revenues in 1997, 1996 and 1995.

         Actual production has exceeded original estimates of reserves, and remaining reserves have not been revised. Therefore, the Company is not able to complete the computations of discounted future cash flows and reconciliation thereof.

Note 4.  Income Taxes

       The Company files federal income tax returns on a calendar year basis.

       The net deferred tax liability in the accompanying balance sheet includes the following components at December 31, 1997 and 1996:

                                                      1997        1996
                                                   ----------  ----------
         Deferred tax assets                        $  1,293    $    919
         Valuation allowance                               -           -
         Deferred tax liabilities                    (11,013)     (9,210)
         Deferred tax liabilities on unrealized
           appreciation on securities available
           for sale                                   (4,908)     (2,343)
                                                    --------    --------

            Net deferred tax liability              $(14,628)   $(10,634)
                                                    ========    ========

                         NOTES TO FINANCIAL STATEMENTS


       A reconciliation between income taxes, computed by applying statutory tax rates to income before income taxes and income taxes provided at December 31, 1997, 1996 and 1995 is as follows:

                                            1997        1996        1995
                                         ----------  ----------  ----------
         Tax at statutory rates           $263,991    $423,159    $176,152

         Tax effect of the following:
           Statutory depletion             (18,384)    (12,923)    (10,444)
           Graduated tax rates                   -           -      (2,789)
           Dividend exclusion                 (126)     (6,285)     (6,055)
           State income tax                 21,226      38,316      13,497
           Investment tax credit            (1,000)          -           -
           Other                            (2,180)     (2,774)     (1,049)
                                          --------    --------    --------
                                          $263,527    $439,493    $169,312
                                          ========    ========    ========

       Deferred income taxes result from timing differences in the recognition of revenue and expenses for tax and financial statement purposes. The Company was entitled to an investment tax credit related to reforestation expenditures totaling $1,000 for the year ended December 31, 1997. The effect of these timing differences at December 31, 1997 and 1996 is as follows:

                                                        1997        1996
                                                     ----------  ----------
         Conversion of tax return from cash
           to accrual basis for financial
           reporting                                  $ (9,570)   $ (5,537)

         Excess of depreciation and depletion
           expensed for tax purposes (under)
           amount expensed for financial
           statement purposes                             (150)       (472)

         Unrealized gain on marketable securities       (4,908)     (4,625)
                                                      --------   ---------
                                                      $(14,628)   $(10,634)
                                                      ========   =========


Note 5.  Long-Term Debt

       Long-term debt consisted of a note payable in 59 monthly installments of $9,863, including interest at 8.25%, with a final payment estimated at $492,062 on December 26, 2002. This debt is secured by a mortgage on the real estate acquired with the proceeds from the debt.

                         NOTES TO FINANCIAL STATEMENTS


       Scheduled payments on this note in each of the next five years are as follows:

            1998                        $ 53,461
            1999                          58,108
            2000                          62,994
            2001                          68,636
            2002                         556,801
                                        --------
                                        $800,000
                                        ========

Note 6.  Business Segment and Major Customer Information

       The Company's operations are classified into three principal industry segments: oil and gas properties, agricultural properties, and timber properties. The agricultural and timber properties were acquired in February of 1990. Additional timber properties were acquired in April, 1992 and additional agricultural properties were acquired in October, 1997. Following is a summary of segmented information for 1997, 1996 and 1995:

                                        1997       1996       1995
                                      ---------  ---------  ---------
         REVENUES
           Oil and gas properties      $691,934   $453,862   $287,426
           Agricultural properties       82,329     67,437     54,790
           Timber properties            179,543    114,741    466,757
           All other segments            13,826     36,254      3,164
                                       --------   --------   --------
                                       $967,632   $672,294   $812,137
                                       ========   ========   ========
         COSTS AND EXPENSES
           Oil and gas properties      $ 61,018   $ 35,855   $ 43,866
           Agricultural properties       14,699     36,547     35,476
           Timber properties             27,764     20,445    109,977
           All other segments               862        591        439
                                       --------   --------   --------
                                       $104,343   $ 93,438   $189,758
                                       ========   ========   ========

                         NOTES TO FINANCIAL STATEMENTS


                                             1997         1996          1995
                                         ------------  -----------  ------------

         INCOME FROM OPERATIONS
           Oil and gas properties         $  630,916    $  418,007   $  243,560
           Agricultural properties            67,630        30,890       19,314
           Timber properties                 151,779        94,296      356,780
           All other segments                 12,964        35,663        2,725
                                          ----------    ----------   ----------
                                             863,289       578,856      622,379

         OTHER INCOME (EXPENSE)              (86,844)      665,727     (104,286)
                                          ----------    ----------   ----------
         INCOME BEFORE INCOME TAXES       $  776,445    $1,244,583   $  518,093
                                          ==========    ==========   ==========
         IDENTIFIABLE ASSETS
           Oil and gas properties         $  546,971    $  554,068   $  532,584
           Agricultural properties         2,303,368       621,391      632,656
           Timber properties                 969,842       929,811      939,118
           All other segments                      -             -        6,289
                                          ----------    ----------   ----------
                                           3,820,181     2,105,270    2,110,647

         GENERAL AND CORPORATE ASSETS        486,896     1,334,745      907,895
                                          ----------    ----------   ----------
         TOTAL ASSETS                     $4,307,077    $3,445,721   $3,018,542
                                          ==========    ==========   ==========
         CAPITAL EXPENDITURES
           Oil and gas properties         $        -    $    1,502   $        -
           Agricultural properties         1,678,281             -            -
           Timber properties                  40,101             -            -
           All other segments                      -             -            -
                                          ----------    ----------   ----------
                                          $1,718,382    $    1,502   $        -
                                          ==========    ==========   ==========
         DEPRECIATION, DEPLETION AND
           AMORTIZATION
           Oil and gas properties         $    1,515    $    2,827   $    3,409
           Agricultural properties             2,280             -        2,342
           Timber properties                   9,702         8,907       95,665
           All other segments                    862           591          439
                                          ----------    ----------   ----------
                                          $   14,359    $   12,325   $  101,855
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

       The following summarizes major customer information at December 31, 1997, 1996 and 1995 from oil and gas revenues:

                                        Sales to Purchaser as a
                                      Percentage of Total Revenues
                                     -----------------------------
         Purchaser                     1997      1996       1995
         ---------                   -------    ------     -------
         Whitson                          -         3%        24%
         Riceland Petroleum Company      35%       29%        30%
         Coastal                         12%       15%        13%
         Woodlawn                        12%       23%         -


Note 7.  Related Party Transactions

       The President of the Company is Chairman of the Board of the First National Bank of Lake Charles (the Bank). At December 31, 1997 and 1996, the Company had $187,071 and $313,463, respectively, deposited in money-market and noninterest bearing checking accounts with the Bank. At December 31, 1997, the Company also had an $800,000 mortgage note payable to the bank, described at Note 5.

       During 1997, some board members entered into leases with the Company for water fowl hunting on property acquired during the year. Lease income from these leases amounted to $4,800 for the year ended December 31, 1997.

       In 1990, the Company purchased interests in properties managed by Walker Louisiana Properties (WLP), such properties being subject to a management agreement described at Note 10.

Note 8.  Supplementary Income Statement Information

       Taxes other than income taxes of $62,188, $51,829 and $52,054, were charged to expense during 1997, 1996 and 1995, respectively.

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

       The allocation of the purchase price, which was applied pro rata over the fair market values of the assets acquired is as follows:


         Cash and accounts receivable    $    1,607
         Harvested crops                     17,799
         Buildings and equipment             14,610
         Land:
           Agricultural                     606,982
           Other                            233,445
         Timber                             380,792
         Oil and gas properties              19,765
                                         ----------
                                         $1,275,000
                                         ==========

       The primary sources of income from the property are the leasing of mineral rights, timber sales, and agricultural rents.

       The President of this Company is President and majority stockholder of a corporation that also purchased a 12.5% undivided interest in the same acreage at the same time and at the same price.

       In February, 1992, the Company purchased 952 acres of timberland located in Calcasieu and Beauregard Parishes for $475,000. The down payment of $95,000 was paid at the closing date from the Company's cash reserves and the remaining $380,000 was financed with a mortgage note payable. This note was paid in full in April, 1996. The seller retained a 50% mineral interest in the property.

       In October, 1997, the Company purchased approximately 3,496 acres of agricultural properties located in Cameron Parish for $1,663,000 plus related expenses. The down payment of $813,000 was paid at the closing date from proceeds of the sale of securities and cash reserves. The remaining $850,000 was financed with a mortgage note payable described in
       Note 5.

                         NOTES TO FINANCIAL STATEMENTS


Note 10.  Management Agreement

       During 1990, the Company purchased an undivided interest in numerous parcels of land and other properties as described at Note 9. The Company's interest, along with the interests of other co-owners, is managed by an entity under a management agreement whereby costs are shared based on the percent of ownership.

Note 11.  Concentration of Credit Risk

       The Company maintains its cash balances in one financial institution. The amount on deposit in the financial institution is insured by the Federal Deposit Insurance Corporation up to $100,000.

Note 12.  Disclosures About Fair Value of Financial Instruments

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

         Long-term debt:

           The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

                         NOTES TO FINANCIAL STATEMENTS


         The estimated fair value of the Company's financial instruments at December 31, 1997 and 1996 are as follows. Amounts are presented in thousands.


                                                    1997               1996
                                             ------------------  -----------------
                                             Carrying    Fair    Carrying   Fair
            Financial Assets                   Value     Value    Value     Value
                                             ---------  -------  --------  -------
            Cash and cash equivalents           $ 222    $ 222     $  313   $  313
            Securities available for sale         263      263      1,017    1,017
            Long-term debt                       (800)    (800)         -        -
                                                -----    -----     ------  -------
                                                $(315)   $(315)    $1,330   $1,330
                                                =====    =====     ======  =======

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                         PROPERTY, PLANT AND EQUIPMENT
                  Years Ended December 31, 1997, 1996 and 1995

                                  Balance,                 Adjustments   Balance,
                                  Beginning                    and        End of
           1997                   of Period    Additions   Retirements    Period
          ------                 -----------  -----------  -----------  -----------
Oil and gas properties-proved     $  377,732   $        -      $    66   $  377,666

Other property:
 Buildings and equipment              90,959        3,831        3,849       90,941
 Timber                              545,792       29,993            -      575,785
 Land                              1,661,742    1,698,021        7,760    3,352,003
                                  ----------   ----------      -------   ----------
                                  $2,676,225   $1,731,845      $11,675   $4,396,395
                                  ==========   ==========      =======   ==========
           1996
          ------
Oil and gas properties-proved     $  376,230   $    1,502      $     -   $  377,732

Other property:
 Buildings and equipment              99,036          818        8,895       90,959
 Timber                              545,792            -            -      545,792
 Land                              1,662,142            -          400    1,661,742
                                  ----------   ----------      -------   ----------
                                  $2,683,200   $    2,320      $ 9,295   $2,676,225
                                  ==========   ==========      =======   ==========
            1995
           ------
Oil and gas properties-proved     $  377,213   $        -      $   983   $  376,230

Other property:
 Buildings and equipment             101,756            -        2,720       99,036
 Timber                              545,792            -            -      545,792
 Land                              1,661,209          933            -    1,662,142
                                  ----------   ----------      -------   ----------
                                  $2,685,970   $      933      $ 3,703   $2,683,200
                                  ==========   ==========      =======   ==========

                     CALCASIEU REAL ESTATE & OIL CO., INC.

              ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                  Years Ended December 31, 1997, 1996 and 1995

                                 Balance,              Adjustments  Balance,
                                 Beginning                 and       End of
            1997                 of Period  Additions  Retirements   Period
           ------                ---------  ---------  -----------  ---------
Oil and gas properties-proved     $374,626   $  1,515       $    -   $376,141
Other property:
 Buildings and equipment            81,413      3,142        3,849     80,706
 Timber                            191,321      9,702            -    201,023
                                  --------   --------  -----------   --------
                                  $647,360   $ 14,359       $3,849   $657,870
                                  ========   ========  ===========   ========
            1996
           ------
Oil and gas properties-proved     $371,799   $  2,827       $    -   $374,626
Other property:
 Buildings and equipment            89,717        591        8,895     81,413
 Timber                            182,414      8,907            -    191,321
                                  --------   --------  -----------   --------
                                  $643,930   $ 12,325       $8,895   $647,360
                                  ========   ========  ===========   ========
            1995
           ------
Oil and gas properties-proved     $368,391   $  3,408       $    -   $371,799
Other property:
 Buildings and equipment            92,090      2,781        5,154     89,717
 Timber                             86,749     95,665            -    182,414
                                  --------   --------  -----------   --------
                                  $547,230   $101,854       $5,154   $643,930
                                  ========   ========  ===========   ========