Form 10-Q
period 1998-03-31
CALCASIEU REAL ESTATE & OIL CO INC
filed 1998-05-13
CIK 352955

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington. D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR QUARTER ENDED MARCH 31, 1998    COMMISSION FILE NUMBER 0-9669

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

                             Yes [X]       No [_]

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

                             --------------------

As of March 31, 1998, 1,997,252 shares of the registrant's Common Stock, without par value, were issued and outstanding.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998


                               TABLE OF CONTENTS


Part I    FINANCIAL INFORMATION                                    PAGE NO.
------    ---------------------                                    --------

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           3

          Balance Sheets
          March 31, 1998 and March 31, 1997                           4-5

          Statements of Income and Retained Earnings
          Three Months Ended March 31, 1998 and March 31, 1997          6

          Statements of Cash Flows
          Three Months Ended March 31, 1998 and March 31, 1997          7

PART II   OTHER INFORMATION
-------   -----------------

          Item 4.  Submission of Matters to a Vote of Security Holders  8

          Item 6.  Exhibits and Reports on Form 8-K                     9

          SIGNATURES                                                    9



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

          THE INFORMATION FURNISHED IS NOT IN CONNECTION WITH ANY SALE OR OFFER FOR SALE OF, OR SOLICITATION OF AN OFFER TO BUY, ANY SECURITIES.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                     PART I

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Gross income for the company for the quarter ended March 31, 1998, was up 66.8% or $91,571 over the same quarter in 1997. This was primarily due to approximately $80,000 of oil and gas income from wells that began production in 1997 and for which disbursements had not been made. Operating expenses were virtually the same as in the prior year. Other income had a negative swing of $26,663 due to the liquidation of some investment securities for the down payment on acreage purchased and interest on the debt for the balance of the cost. Net income after income tax increased 85.9% over the same period in 1997.

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

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                 BALANCE SHEET

                                     ASSETS



  CURRENT ASSETS                                  March 31, 1998  March 31, 1997

  Cash and cash equivalents                           $  195,433      $  548,627
  Accounts receivables                                    80,895          58,265
  Prepaid income taxes                                    19,547          39,334
                                                      ----------      ----------
  Total current assets                                $  295,875      $  646,226
                                                      ----------      ----------
  SECURITIES AVAILABLE FOR SALE                       $  262,940      $  509,324
                                                      ----------      ----------
  PROPERTY AND EQUIPMENT
  less accumulated depreciation, depletion and
  amortization.                                       $   14,527      $   11,752
  Timber, less accumulated depletion                     380,727         368,897
  Land                                                 3,352,003       1,661,742
                                                      ----------      ----------
  Total Property                                      $3,747,257      $2,042,391
                                                      ----------      ----------
  TOTAL                                               $4,306,072      $3,197,941
                                                      ==========      ==========

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                 BALANCE SHEET

                       LIABILITIES & STOCKHOLDERS' EQUITY



  CURRENT LIABILITIES                             March 31, 1998  March 31, 1997

  Current maturities of long-term debt                $   55,604     $
  Trade payables and accrued expenses                     20,463         40,026
  Dividends payable                                       59,918         59,918
  Current deferred tax liability, net                     14,520          5,864
                                                      ----------     ----------
  Total Current Liabilities                           $  150,505     $  105,808
                                                      ----------     ----------
  LONG-TERM DEBT, less current maturities             $  730,105
                                                      ----------

  SHAREHOLDERS' EQUITY
  Common Stock, no par value, 3,000,000 shares
  authorized; 2,100,000 shares issued                 $   72,256     $   72,256
  Retained earnings                                    3,483,721      3,157,849
  Net unrealized (loss) or appreciation on
  investments available for sale, net of tax
  credit of $145 in 1997 and tax of $4,800 in 1998         7,188           (269)
                                                      ----------     ----------
                                                      $3,563,165     $3,229,836
  Less cost treasury stock (1998 102,748 shares:
  1997 102,748 shares)                                   137,703        137,703
                                                      ----------     ----------
   Total Equity                                       $3,425,462     $3,092,133
                                                      ----------     ----------
   TOTAL                                              $4,306,072     $3,197,941
                                                      ==========     ==========

                     CALCASIEU REAL ESTATE & OIL CO., INC.
                   STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                   Three Months     Three Months
                                                       Ended            Ended
                                                  March 31, 1998   March 31, 1997
  REVENUES
  Income-primarily from oil and gas properties        $  188,452       $  121,043
  Income-agricultural properties                          26,125           16,105
  Income - timber properties                              14,142
                                                      ----------       ----------
  Total                                               $  228,719       $  137,148
                                                      ----------       ----------
  COSTS AND EXPENSES
  Forestry expenses                                   $    2,305       $      311
  Agriculture expense                                      2,597            1,286
  Oil and gas production costs                            22,410           23,056
  General and administrative                              53,844           55,785
  Depreciation and depletion                               1,483              900
                                                      ----------       ----------
  Total                                               $   82,639       $   81,338
                                                      ----------       ----------
  OTHER INCOME (EXPENSE):
  Interest expense                                    $  (16,362)      $
  Interest income                                          4,752           16,730
  Dividends on common stock                                1,799              122
                                                      ----------       ----------
  Total                                               $   (9,811)      $   16,852
                                                      ----------       ----------
  INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY CREDITS                               $  136,269       $   72,661
                                                      ----------       ----------
  PROVISION FOR INCOME TAXES:
  Current                                             $   37,636       $   19,597
  Deferred
                                                      ----------       ----------
  Total                                               $   37,636       $   19,597
                                                      ----------       ----------
  NET INCOME                                          $   98,633       $   53,064
  RETAINED EARNINGS, BEGINNING OF
  PERIOD                                               3,445,006        3,164,703
  DIVIDENDS DECLARED                                     (59,918)         (59,918)
                                                      ----------       ----------
  RETAINED EARNINGS END OF PERIOD                     $3,483,721       $3,157,849
                                                      ----------       ----------
  Earnings per share                                        $.05             $.03

                     CALCASIEU REAL ESTATE & OIL CO., INC.
                            STATEMENTS OF CASH FLOWS

                                                            Three Months     Three Months
                                                                Ended            Ended
                                                           March 31, 1998   March 31, 1997
  CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net Income                                                    $  98,633        $  53,064
  Non cash (income) expenses included in net income:
      Depreciation, depletion and amortization                      1,483              929
  Change in assets and liabilities:
      (Increase) decrease in accounts receivable                  (12,856)          15,290
      (Increase) decrease in inventory                             13,617            2,850
      (Increase) decrease in prepaid expenses                       1,762           10,158
      (Increase) decrease in prepaid income taxes                 (19,547)         (39,334)
      Increase (decrease) in trade payable                         (2,328)          32,180
      Increase (decrease) in income tax payable                   (22,817)        (261,069)
                                                                ---------        ---------
  Net cash provided by operating activities                     $  57,947        $(185,932)
                                                                ---------        ---------

  CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Reforestation Costs & assets purchased                        $ (10,215)       $ (14,426)
  Maturity of investment security                                                  495,500
                                                                ---------        ---------
  Net cash (used) in investing activities                       $ (10,215)       $ 481,074
                                                                ---------        ---------

  CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Purchase of treasury stock                                    $                $     (60)
  Dividends paid                                                  (59,918)         (59,918)
  Decrease in long-term debt                                      (14,291)
                                                                ---------        ---------
  Net cash provided by (used in) financing activities           $ (74,209)       $ (59,978)
                                                                ---------        ---------
  Net increase (decrease) in cash and cash equivalents:         $ (26,477)       $ 235,164
  Cash and cash equivalents:
  Beginning                                                       221,910          313,463
                                                                ---------        ---------
  Ending                                                        $ 195,433        $ 548,627
                                                                ---------        ---------


                     CALCASIEU REAL ESTATE & OIL CO., INC.

                           PART II OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders.

          (a) The Annual Meeting was held on April 16, 1998

          (b) The following were elected Directors:

               Henry C. Alexander
               William D. Blake
               Troy A. Freund
               Arthur Hollins, III
               Laura A. Leach
               Frank O. Pruitt
               B. James Reaves, III
               Charles D. Viccellio

               No other director's term of office continued after the meeting.

          (c) There were 1,087,272 shares represented at the meeting. The Company furnished its security holders proxy soliciting material pursuant to Regulation 14 under the Act and there was no solicitation in opposition to either the nominees for directors nor any other matters.

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



                         CALCASIEU REAL ESTATE & OIL CO., INC.
                                   (Registrant)


                         /s/ ARTHUR HOLLINS, III
                         ------------------------------------------
                         Arthur Hollins, III
                         President


                         /s/ CHARLES D. VICCELLIO
                         ------------------------------------------
                         Charles D. Viccellio
                         Vice-President and Secretary


Dated May 7, 1998