Form 10-Q
period 1998-06-30
CALCASIEU REAL ESTATE & OIL CO INC
filed 1998-08-04
CIK 352955

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington. D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR QUARTER ENDED JUNE 30, 1998    COMMISSION FILE NUMBER 0-9669

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

                        _______________________________

As of June 30, 1998, 1,997,102 shares of the registrant's Common Stock, without par value, were issued and outstanding.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997


                               TABLE OF CONTENTS


Part I    FINANCIAL INFORMATION                                  PAGE NO.
------    ---------------------                                  --------

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        3

          Balance Sheets
          June 30, 1998 and June 30, 1997                          4-5

          Statements of Income and Retained Earnings
          Six Months Ended June 30, 1998 and June 30, 1997           6

          Statements of Cash Flows
          Six Months Ended June 30, 1998 and June 30, 1997           7

PART II   OTHER INFORMATION
-------   -----------------

          Item 6.  Exhibits and Reports on Form 8-K                  8

          SIGNATURES                                                 8



          REFERENCE IS MADE TO THE NOTES TO FINANCIAL STATEMENTS CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10
          ____________________________________________________________________

          THE INFORMATION FURNISHED IS NOT IN CONNECTION WITH ANY SALE OR OFFER FOR SALE OF, OR SOLICITATION OF AN OFFER TO BUY, ANY SECURITIES.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                     PART I

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Income for the six months ended June 30, 1998, was down 10.7% from the same period in 1997. Gross income was up 2.5% due to increases in agriculture and timber income. Income from oil and gas properties was down 10.5% due to decreases in oil and gas prices. Operation expenses were down 11.3% due to lower oil and gas production costs. Net interest income went from positive $32,797 to negative $23,400 due to monies borrowed to purchase land.

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

                     CALCASIEU REAL ESTATE & OIL CO., INC.
                     -------------------------------------

                                 BALANCE SHEET
                                 -------------

                                     ASSETS
                                     ------



       CURRENT ASSETS                          JUNE 30, 1998   JUNE 30, 1997

  Cash and cash equivalents                       $  162,623      $  276,502
  Accounts receivables                                61,710         176,158
  Prepaid income taxes                                51,029          33,938
                                                  ----------      ----------


  Total current assets                            $  275,362      $  486,598
                                                  ----------      ----------

  SECURITIES AVAILABLE FOR SALE                   $  280,772      $  726,027
                                                  ----------      ----------

  PROPERTY AND EQUIPMENT, less
  accumulated depreciation, depletion and
  amortization.                                   $   14,717      $   15,963
  Timber, less accumulated depletion                 380,159         374,514
  Land                                             3,352,003       1,661,742
                                                  ----------      ----------

  Total Property                                  $3,746,879      $2,052,219
                                                  ----------      ----------

  TOTAL                                           $4,303,013      $3,264,844
                                                  ----------      ----------

                     CALCASIEU REAL ESTATE & OIL CO., INC.
                     -------------------------------------

                                 BALANCE SHEET
                                 -------------

                       LIABILITIES & STOCKHOLDERS' EQUITY
                       ----------------------------------



          CURRENT LIABILITIES                           JUNE 30, 1998   JUNE 30, 1997

  Current maturities of long-term debt                     $   54,784   $
  Trade payables and accrued expenses                           3,244           4,372
  Dividends payable                                            59,918          59,918
  Current deferred tax liability, net                          21,472          13,475
                                                           ----------      ----------

  Total Current Liabilities                                $  139,418      $   77,765
                                                           ----------      ----------

  LONG-TERM DEBT, less correct maturities                  $  717,810
                                                           ----------

  SHAREHOLDERS' EQUITY

  Common Stock, no par value, 3,000,000 shares
  authorized; 2,100,000 shares issued                      $   72,256      $   72,256

  Retained earnings                                         3,493,764       3,241,049

  Unrealized appreciation on investments
  available for sale, net of tax of $7,756 in 1997
  and $11,820 in 1998                                          18,068          11,477
                                                           ----------      ----------

                                                           $3,584,088      $3,324,782

  Less cost treasury stock (1998 102,898 shares:
  1997 102,748 shares)                                        138,303         137,703
                                                           ----------      ----------

  Total Equity                                             $3,445,785      $3,187,079
                                                           ----------      ----------

  TOTAL                                                    $4,303,013      $3,264,844
                                                           ----------      ----------

                     CALCASIEU REAL ESTATE & OIL CO., INC.
                     -------------------------------------
                   STATEMENTS OF INCOME AND RETAINED EARNINGS
                   ------------------------------------------

                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                    June 30, 1998    June 30, 1997    June 30, 1998    June 30, 1997
  REVENUES
  Income-primarily from oil and gas properties         $  131,264       $  236,255       $  319,716       $  357,298
  Agricultural Income                                       3,247            7,558           29,372           23,663
  Timber Income                                            28,394            1,168           42,536            1,168
                                                       ----------       ----------       ----------       ----------
  TOTAL                                                $  162,905       $  244,981       $  391,624       $  382,129
                                                       ----------       ----------       ----------       ----------

  COSTS AND EXPENSES
  Forestry expenses                                    $    2,857       $    6,474       $    5,162       $    6,785
  Agriculture expense                                       3,848            3,223            6,445            4,509
  Oil and gas production costs                              5,100           24,645           27,510           47,701
  General and Administrative                               26,158           21,325           80,002           77,110
  Depreciation and depletion                                1,768              991            3,251            1,891
                                                       ----------       ----------       ----------       ----------
  TOTAL                                                $   39,731       $   56,658       $  122,370       $  137,996
                                                       ----------       ----------       ----------       ----------

  OTHER INCOME (EXPENSE):
  Interest                                             $    4,652       $   16,067       $    9,404       $   32,797
  Dividends on Common Stock                                                    137            1,799              258
  Interest Expense                                        (16,442)                          (32,804)
                                                       ----------       ----------       ----------       ----------
  TOTAL                                                $  (11,790)      $   16,204       $  (21,601)      $   33,055
                                                       ----------       ----------       ----------       ----------

  INCOME OR LOSS BEFORE
  INCOME TAXES AND
  EXTRAORDINARY CREDITS                                $  111,384       $  204,527       $  247,653       $  277,188

  PROVISION FOR INCOME TAXES:
  Current                                                  41,424           68,465           79,060           88,062
                                                       ----------       ----------       ----------       ----------

  NET INCOME OR (LOSS)                                 $   69,960       $  136,062       $  168,593       $  189,126

  RETAINED EARNINGS,
  BEGINNING OF PERIOD                                   3,483,721        3,157,849        3,445,006        3,164,703

  DIVIDENDS                                               (59,917)         (52,862)        (119,835)        (112,780)
                                                       ----------       ----------       ----------       ----------

  RETAINED EARNINGS END OF
  PERIOD                                               $3,493,764       $3,241,049       $3,493,764       $3,241,049
                                                       ----------       ----------       ----------       ----------

  NET INCOME PER COMMON SHARE                                $.03             $.07             $.08             $.09

                     CALCASIEU REAL ESTATE & OIL CO., INC.
                     -------------------------------------

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                            Three Months Ended                 Six Months Ended
                                      June 30, 1998    June 30, 1997    June 30, 1998    June 30, 1997
  CASH FLOWS FROM
  OPERATING
  ACTIVITIES
  Net Income (or Loss)                     $ 69,960        $ 136,062        $ 168,593        $ 189,126
  Non cash (income) expenses
  included in net income:
  Depreciation, depletion and
  amortization                                1,768              991            3,251            1,891
  CHANGE IN ASSETS
  AND LIABILITIES:
  (Increase) decrease in
  accounts receivable                        19,185         (117,893)           6,329         (102,603)
  (Increase) decrease in
  inventory                                                                    13,617            2,850
  (Increase) decrease in
  prepaid expenses                                                              1,762           10,158
  (Increase) decrease in
  prepaid income taxes                      (31,482)           5,396          (51,029)         (33,938)
  Increase (decrease) in trade
  and interest payables                     (17,219)         (35,654)         (19,547)          (3,474)
  Increase (decrease) in
  income tax payable                                                          (22,817)        (261,069)
                                          _________        _________        _________         ________
  NET CASH PROVIDED BY                     $ 42,212        $ (11,098)       $ 100,159        $(197,059)
                                           --------        ---------        ---------        ---------
  OPERATING ACTIVITIES
  CASH FLOWS FROM
  INVESTING ACTIVITIES:
  Net Accretion on Securities              $                  (2,846)       $                $  (2,817)
  Purchase of Property and
  equipment and reforestation                (1,390)         (10,819)         (11,605)         (25,245)
  Maturity of securities                                                                       495,500
  Purchase of Securities                                    (194,500)                         (194,500)
                                           --------        ---------        ---------        ---------
  NET INVESTING ACTIVITIES                 $ (1,390)       $(208,165)       $ (11,605)       $ 272,938
                                           --------        ---------        ---------        ---------
  CASH FLOWS FROM
  FINANCING ACTIVITIES:
  Principal payments on long-
  term borrowing                           $(13,115)       $                 ($27,406)       $
  Dividends paid                            (59,917)         (52,862)        (119,835)        (112,780)
  Payments to acquire
  treasury stock                               (600)                             (600)             (60)
                                           --------        ---------        ---------        ---------
  Net cash provided by (used in)
  financing activities                     $(73,632)       $ (52,862)       $(147,841)       $(112,840)
                                           ________        _________        _________         ________
  Net increase (decrease) in
  cash & cash equivalents                  $(32,810)       $(272,125)       $ (59,287)       $ (36,961)
  CASH AND CASH EQUIVALENTS:
  Beginning                                 195,433          548,627          221,910          313,463
                                           --------        ---------        ---------        ---------
  Ending                                   $162,623        $ 276,502        $ 162,623        $ 276,502
                                           --------        ---------        ---------        ---------


                     CALCASIEU REAL ESTATE & OIL CO., INC.
                     -------------------------------------

                           PART II OTHER INFORMATION
                           -------------------------



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (A)  Exhibits

               Exhibit 27
               Financial Data Schedule

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


Dated August 3, 1998