Form 10-Q
period 1998-09-30
CALCASIEU REAL ESTATE & OIL CO INC
filed 1998-11-12
CIK 352955

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington. D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR QUARTER ENDED SEPTEMBER 30, 1998    COMMISSION FILE NUMBER 0-9669

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

                        _______________________________

As of September 30, 1998, 1,997,102 shares of the registrant's Common Stock, without par value, were issued and outstanding.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                               TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION                                        PAGE NO.
------    ---------------------                                        --------

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              3

          Balance Sheets
          September 30, 1998 and September 30, 1997                       4-5

          Statements of Income and Retained Earnings
          Nine Months Ended September 30, 1998 and 1997                     6

          Statements of Cash Flows
          Nine Months Ended September 30, 1998 and 1997                     7

PART II   OTHER INFORMATION
-------   -----------------
          Item 6.  Exhibits and Reports on Form 8-K                         8

          SIGNATURES                                                        8



          REFERENCE IS MADE TO THE NOTES TO FINANCIAL STATEMENTS CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10
          _____________________________________________________________________

          THE INFORMATION FURNISHED IS NOT IN CONNECTION WITH ANY SALE OR OFFER FOR SALE OF, OR SOLICITATION OF AN OFFER TO BUY, ANY SECURITIES.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                     PART I

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Income from oil and gas properties for the nine months ended September 30, 1998, was down 8.9% from the same period in 1997. The decrease was due to a reduction in income from seismic income and mineral lease rentals, whereas oil and gas royalties increased 22.6%. Agriculture income was sup 78.8% over the prior year and timber income was up 350.5%. Total costs and expenses were up 5.7% due to forestry expenses and a 2.5% increase in oil and gas production costs. Net income was down 11.7% due to decreased interest income and increased interest expense. In the fourth quarter of 1997 the Company used cash investments and the proceeds from a bank loan to make a $1,670,521 land purchase.

The Company does not use a computer to maintain its books and records. The Company's shareholder records are maintained by Chase Mellon Shareholder Services, which has a program underway to be prepared for the year 2000. The Company does its banking at Bank One, which has a program underway to be prepared for the year 2000. Walker Louisiana Properties, which manages much of the Company's properties advises Company they are prepared for the year 2000.

Management believes that the Company's revenues will be sufficient to meet its existing needs and the needs for its anticipated future operations. The Company is currently negotiating along with other owners of the Walker Louisiana acreage to purchase on a pro-rata basis the 25% interest of Fina Oil and Chemical Company in these lands. Arrangements have been made for term financing.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                 BALANCE SHEET

                                     ASSETS



                        Current Assets                            September 30, 1998   September 30, 1997
                        --------------                            ------------------   ------------------

  Cash and cash equivalents                                               $  145,659           $  443,450
  Trade Receivables                                                           97,570               47,385
  Accrued Interest Income                                                      3,820
  Prepaid Income Tax                                                          74,663                7,380
                                                                          ----------           ----------

  Total Current Assets                                                    $  321,712           $  498,215
                                                                          ----------           ----------

  Securities Available For Sale                                           $  264,841           $  771,679
                                                                          ----------           ----------

  Property And Equipment
  Less accumulated depreciation, depletion and amortization.              $   16,714           $   14,009

  Timber, less accumulated depletion                                         380,159              376,106
  Land                                                                     3,352,003            1,681,482
                                                                          ----------           ----------

  Total Property                                                          $3,748,876           $2,071,597
                                                                          ----------           ----------

  TOTAL                                                                   $4,335,429           $3,341,491
                                                                          ----------           ----------

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                 BALANCE SHEET

                       LIABILITIES & SHAREHOLDERS EQUITY



                     Current Liabilities                         September 30, 1998   September 30, 1997
                     -------------------                         ------------------   ------------------

  Current maturities of long-term debt                                   $   57,829           $
  Trade payables & Accrued Expenses                                          15,123                3,766
  Income Taxes Payable                                                                            11,978
  Current Deferred Tax Liability Net                                         15,259               13,406
  Dividends Payable                                                          59,913               59,918
                                                                         ----------           ----------

  Total Current Liabilities                                              $  148,124           $   89,068
                                                                         ----------           ----------

  Long-Term Debt, less current maturities                                $  701,889
                                                                         ----------

  Shareholders' Equity
  Common Stock, no par value, 3,000,000 shares authorized                $   72,256           $   72,256
  2,100,000 shares issued
  Retained earnings                                                       3,543,113            3,306,505
  Unrealized appreciation on Investments available for sale
  net of taxes of $5,539 in 1998 and $5,027 in 1997                           8,350               11,365
                                                                         ----------           ----------
                                                                         $3,623,719           $3,390,126
  Less cost treasury stock (1998 102,898 shares;
       1997 102,748 shares)                                                 138,303              137,703
                                                                         ----------           ----------

  Total Equity                                                           $3,485,416           $3,252,423
                                                                         ----------           ----------

  TOTAL                                                                  $4,335,429           $3,341,491
                                                                         ----------           ----------

                     CALCASIEU REAL ESTATE & OIL CO., INC.
                   STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                           Three Months Ended                   Nine Months Ended
                                                    Sept. 30, 1998    Sept. 30, 1997    Sept. 30, 1998    Sept. 30, 1997
  REVENUES
  Income-primarily from oil and gas properties          $  151,156        $  159,438        $  470,872        $  516,736
  Agriculture Income                                        72,169            33,131           101,541            56,794
  Timber Income                                                                8,275            42,536             9,443
                                                        ----------        ----------        ----------        ----------
  TOTAL                                                 $  223,325        $  200,844        $  614,949        $  582,973
                                                        ----------        ----------        ----------        ----------

  COSTS AND EXPENSES
  Oil and gas production costs                          $   21,347        $    4,999        $   54,032        $   52,700
  Farm Costs                                                 2,812             3,513             9,257             8,022
  Forestry Expenses                                         10,323             1,998            15,485             8,783
  General and Administrative                                24,868            22,983            99,695           100,093
  Depreciation and depletion                                 1,200             1,546             4,451             3,437
                                                        ----------        ----------        ----------        ----------
  TOTAL                                                 $   60,550        $   35,039        $  182,920        $  173,035
                                                        ----------        ----------        ----------        ----------

  OTHER INCOME (EXPENSE):
  Interest Income                                       $    4,333        $   13,947        $   13,737        $   46,744
  Dividends on Common Stock                                                      136             1,799               394
  Gain on sale of assets                                                      11,401                              11,401
  Interest Expense                                         (16,524)                            (49,328)
                                                        ----------        ----------        ----------        ----------
  TOTAL                                                 $  (12,191)       $   25,484        $  (33,792)       $   58,539
                                                        ----------        ----------        ----------        ----------

  INCOME OR LOSS BEFORE
  INCOME TAXES AND
  EXTRAORDINARY CREDITS                                 $  150,584        $  191,289        $  398,237        $  468,477

  PROVISION FOR INCOME TAXES:
  Current                                                   41,327            65,916           120,386           153,978
                                                        ----------        ----------        ----------        ----------

  NET INCOME                                            $  109,257        $  125,373        $  277,851        $  314,499

  RETAINED EARNINGS,
  BEGINNING OF PERIOD                                    3,493,764         3,241,049         3,445,006         3,164,703

  DIVIDENDS                                                (59,908)          (59,917)         (179,744)         (172,697)
                                                        ----------        ----------        ----------        ----------

  RETAINED EARNINGS END OF
  PERIOD                                                $3,543,113        $3,306,505        $3,543,113        $3,306,505
                                                        ----------        ----------        ----------        ----------

  NET INCOME PER COMMON SHARE                                 $.05              $.07              $.14              $.16

                     CALCASIEU REAL ESTATE & OIL CO., INC.
                            STATEMENTS OF CASH FLOWS

                                                Three Months Ended                   Nine Months Ended
                                         Sept. 30, 1998    Sept. 30, 1997    Sept. 30, 1998    Sept. 30, 1997
  CASH FLOWS FROM
  OPERATING ACTIVITIES
  Net Income                                   $109,257          $125,373         $ 277,851         $ 314,499
  Non cash (income) expenses
  included in net income:
  Depreciation, depletion and
  amortization                                    1,200             1,546             4,451             3,437
  CHANGE IN ASSETS
  AND LIABILITIES:
  (Increase) decrease in
  accounts receivable                           (35,860)          128,773           (29,531)           26,170
  (Increase) decrease in
  inventory                                                                          13,617             2,850
  (Increase) decrease in
  prepaid expenses                                                                    1,762            10,158
  (Increase) decrease in
  prepaid income taxes                          (23,634)           33,938           (74,663)
  (Increase) decrease in
  accrued interest income                        (3,820)           (7,380)           (3,820)           (7,380)
  Increase (decrease) in trade
  payables and accrued interest                  11,879              (606)           (7,668)           (4,080)
  (Decrease) in dividends payable                    (5)                                 (5)
  Increase (decrease) in
  income tax payable                                               11,978           (22,817)         (249,091)
                                               --------          --------         ---------         ---------
  Net Cash Provided by (used in)               $ 59,017          $293,622         $ 159,177         $  96,563
                                               --------          --------         ---------         ---------
  Operating Activities
  CASH FLOWS FROM
  INVESTING ACTIVITIES:
  Net Accretion on Securities                  $                 $  2,130         $                 $    (687)
  Purchase of Property and
  equipment and reforestation                    (3,197)          (20,924)          (14,802)          (46,169)
  Increase in investment securities                               (56,123)                           (250,623)
  Maturity of securities                                          495,500
  Sale of Securities, cost                                          8,160                               8,160
  Purchase of U. S. Bonds & Notes              --------          --------         ---------         ---------
  Net cash provided (used in)
  investing activities                         $ (3,197)         $(66,757)        $ (14,802)          206,181
                                               --------          --------         ---------         ---------
  CASH FLOWS FROM
  FINANCING ACTIVITIES:
  Principal payments on long-
  term borrowing                               $(12,876)         $                $ (40,282)        $
  Dividends paid                                (59,908)          (59,917)         (179,744)         (172,697)
  Payments to acquire
  treasury stock                                                                       (600)              (60)
                                               --------          --------         ---------         ---------
  Net cash provided by (used in)               $(72,784)         $(59,917)        $(220,626)         (172,757)
  financing activities                         --------          --------         ---------         ---------
  Net increase (decrease) in                   $(16,964)         $166,948         $ (76,251)        $ 129,987
  cash & cash equivalents
  Beginning Cash                                162,623           276,502           221,910           313,463
                                               --------          --------         ---------         ---------
  Ending Cash                                  $145,659          $443,450         $ 145,659         $ 443,450
                                               --------          --------         ---------         ---------


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



                         CALCASIEU REAL ESTATE & OIL CO., INC.
                                   (Registrant)


                         /s/ Arthur Hollins, III
                         ---------------------------------------
                         Arthur Hollins, III
                         President



                         /s/ Charles D. Viccellio
                         ---------------------------------------
                         Charles D. Viccellio
                         Vice-President and Secretary


Dated November 9, 1998