Form 10-K
period 1998-12-31
CALCASIEU REAL ESTATE & OIL CO INC
filed 1999-03-18
CIK 352955

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-K
               Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

For Fiscal Year Ended December 31, 1998            Commission File Number 0-9669

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date. Common Stock, No Par Value, 1,978,752 shares outstanding at February 26, 1999.

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

     The principal business of the Company has been the ownership and preservation of the assets acquired at the Company's organization and subsequently. The Company's primary activities have consisted of leasing its properties and collecting rents and royalties derived therefrom. The mineral interests of the Company are located in the Parishes of Calcasieu, Allen, Acadia, Cameron, St. Landry, St. Mary, Vermilion and Jefferson Davis in Louisiana. The Company owns approximately 12,170 acres of land in fee in the Parishes of Allen, Beauregard, Calcasieu, Cameron, Jefferson Davis, LaFourche, Sabine, St. Landry and Vermilion in Louisiana. Most of the Company's land and mineral interests are located within 100 miles of the City of Lake Charles, in southwestern and central Louisiana.

     Of this total, 5,701 represents a 1/6th interest in 34,189 acres, of which 1,426 net acres were purchased in 1998. The Company paid $607,500 for these 1,426 acres and acquired all minerals thereto. The Company already owned a 40% interest in 1,577 of these acres. Of the total acreage purchased, 3,608 acres were purchased without the minerals.

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

Industry Segments

     The purchase of additional real estate in 1990, 1992, 1997, and 1998 has created "Agricultural Properties" and "Timber Properties" as additional industry segments because revenues from these properties exceed 10% of total revenues. The Company also receives mineral rentals and royalties from some of these properties. Note 6 to the Financial Statements on page 24 sets forth information on the business segments.

Employees

     The Company currently employs a total of five persons in a part-time capacity. The Company is subject to no union contracts nor does the Company have any pension, profit sharing or deferred compensation plans.

Customers

     The Company had three customers, the sales to which equal or exceed 10% of the Company's total revenues. In 1998, sales to Riceland Petroleum Company accounted for 10% of revenues, sales to Mitchell Energy accounted for 34% of revenues and sales to Neuman Production accounted for 34% of revenues.

Y2K
     The Company does not utilize computers for accounting purposes. Computers used for analysis purposes are Y2K compliant. Outside vendors are advising the Company as to their Y2K compliance programs.

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

     In February of 1990 the Company acquired a 12.5% undivided fee interest in 34,309 acres (4,289) net acres) located in the Louisiana parishes of Allen, Beauregard, Calcasieu, Cameron, Jefferson Davis, Sabine and Vermilion, and in 1998 the Company acquired an additional 4.17% interest in the same acreage. A portion of these lands are the same as the 1,748 acres in which the company owned a 40% position described in the first paragraph above. This new acquisition consists of 17,088 gross acres of agriculture land, 7,572 acres of commercial timber, 4,196 acres in pasture, 4,253 acres of marsh land and 1,200 acres for future subdivision as it is contiguous to the city limits of Lake Charles. As a result of this acquisition, the company now participates in oil and gas production in Southeast Lunita Field, Lake Arthur Field, Edgerly Field, Welsh Field and North Indian Village Field. The Company has also participated for the 1/6th interest in the granting of oil and gas leases which are yet to be drilled.

     In April of 1992, the Company purchased 952 acres of timberland in Calcasieu and Beauregard Parishes for $475,000.

     On October 29, 1997, Calcasieu Real Estate and Oil Co., Inc. purchased 3,496 acres of land in Cameron Parish, Louisiana, from Amoco Production Company for $1,663,000.

     The table below shows, for the years ended December 31, 1998, December 31, 1997, and December 31, 1996, net gas produced in thousands of cubic feet (MCF) and net oil (including condensate and natural gas liquids) produced in barrels
(Bbl), average sales prices and average production costs, relating to oil and gas attributable to the royalty interests and working interest held by the Company.

                                                  Year Ended           Year Ended           Year Ended
                                                   12/31/96             12/31/97             12/31/98
Net gas produced (MCF)                               60,056              107,403              169,595

Average gas sales price (Per MCF)(1)              $    2.81            $    2.85            $    2.31

Net Oil Produced (Bbl)                                4,915                4,956                8,196

Average Oil Sales price (Per Bbl)(1)              $   20.16            $   19.60            $   13.28

Average sales price of oil and gas                $    3.32            $    2.87            $    2.47
 per MCF equivalent (1)(2)

Average production cost of oil and
 gas per MCF equivalent (2)
     Royalty Interests                                  .18                  .14                  .11

     Working Interests                                 1.69                 2.90                 3.06

(1) Before deduction of production
 and severance taxes.

(2) Oil production is converted to
 MCF equivalents at the rate of 6
 MCF's per barrel, representing the
 approximate relative energy content
 of oil and natural gas.

Item 3.  LEGAL PROCEEDINGS

     The Company is a co-defendant in a lawsuit filed by owners of eighty acres, which the defendants owned the minerals. The landowners are asserting that the mineral interest proscribed. Company's counsel has advised that he cannot offer an opinion on the outcome awaiting review of the facts. The defendants intend to defend the suit vigorously.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to security holders during the fourth quarter.

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

     As of February 26, 1999, the common stock of Calcasieu Real Estate and Oil Co., Inc. was owned by 725 stockholders. During the three years preceding the date hereof, there has been only limited and sporadic trading in the Company's Common Stock, principally among its shareholders.

     In the year ended December 31, 1998, 128,800 shares were traded with a high of 4-3/8 and a low of 2-3/4. The last trade during this period was on December 4, 1998, for 700 shares at a price of 2-3/4. Below is the trading range.

                                           Volume                      High                       Low
01/01/98 - 03/31/98                        37,900                      4-3/8                      3 1/2
04/01/98 - 06/30/98                        26,400                      4                          3
07/01/98 - 09/30/98                        50,000                      3 1/2                      2-3/4
10/01/98 - 12/31/98                        14,500                      3-1/8                      2-3/4

Dividends were paid per share on Common Stock as follows by record date: March 22, 1996, $.02; July 5, 1996, $.02; September 27, 1996, $.02; December 22, 1996,
$.03; March 28, 1997, $.03; June 27, 1997, $.03; September 26, 1997, $.03;
December 30, 1997, $.03, March 27, 1998, $.03; June 26, 1998, $.03; September
30, 1998, $.03. The Company has suspended dividends until the money borrowed for the land purchase in 1998 is repaid. There are no restrictions on the paying of dividends.

Item 6.  SELECTED FINANCIAL DATA


                                   Ended           Ended           Ended           Ended           Ended
                                 12/31/94        12/31/95        12/31/96        12/31/97        12/31/98
Revenues                       $  378,982      $  812,137      $  672,294      $  967,632      $  897,027
Income before income              120,775         518,093       1,244,583         776,445         585,182
 taxes and cumulative
 effect of a change in
 accounting principle

Earnings per common                   .05             .17             .40             .26             .20
 share before cumulative
 effect of a change in
 accounting principle (1)

Earnings per common                   .05             .17             .40             .26             .20
 share (1) after
 cumulative effect of a
 change in accounting
 principle (1)

Total assets                   $2,587,082      $3,018,542      $3,445,721      $4,307,077      $4,759,327

Cash Dividends declared               .04             .06             .09             .12             .09
 per common stock

(1) Earnings per common share presented are based on the weighted average outstanding shares of about 1,995,000 in 1998, 1,997,000 in 1997, 1,997,000 in 1996, 1,998,000 in 1995, and 2,007,000 in 1994.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Income after taxes was down 21% in 1998 from 1997. This was caused by several factors. First, the Company had a decrease in revenues of 7% in 1998 from 1997. Timber sales decreased 64% from 1997. During 1998, gas production increased 58% while the average sale price decreased 19%. Oil production increased 65% and the average sales price decreased 32%. Income from mineral leases and lease bonuses decreased 87%. The total net income before taxes for all operations from the property purchased in 1990 was up from $154,338 to $334,552 or an increase of 117%. The decrease in income from operations was primarily due to a decrease in timber activities.

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

Executive officer of Registrant as of February, 1999, are as follows:

       Name                      Age             Position with Registrant
       ----                      ---             ------------------------
Arthur Hollins, III              68       President & Director
William D. Blake                 66       Vice President, Treasurer and Director
Charles D. Viccellio             65       Vice President, Secretary and Director

The occupations of such excessive officers during the last five years and other principal affiliations are:

      Name
      ----
Arthur Hollins, III              Director of the Company since 1975; President of the Company since 1979; Chairman of the Board at the First National Bank of
                                 Lake Charles from 1968 to 1998; President of Bank One,
                                 Southwest Louisiana, since 1998, Director of First Commerce
                                 Corporation.

William D. Blake                 Director of the Company since 1966; Secretary-Treasurer of the
                                 Company from 1966-1979; Vice-President and Treasurer of the
                                 Company since 1979; General Manager of J. A. Bel Estate
                                 (ownership and cultivation of timberland) and the Quatre Parish
                                 Company (rice farming); President of Bel Oil Corporation (oil and gas exploration and development), Lacassane Co., Inc. and
                                 Howell Industries, Inc.; Director of the Bank One, Southwest
                                 Louisiana; and Sweetlake Land and Oil Co., Inc.

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

                         CALCASIEU REAL ESTATE AND OIL CO., INC.

                               /s/ ARTHUR HOLLINS, III
                         BY:  _________________________________________
                                   Arthur Hollins, III, President

Dated March 12, 1999

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities with regard to Calcasieu Real Estate and Oil Co., Inc. and on the date indicated:


Arthur Hollins, III                           President
-----------------------------------------     (Chief Executive Officer and Director)


William D. Blake                              Vice President & Treasurer
-----------------------------------------     (Principal Financial Officer and Director)

Charles D. Viccellio                          Vice President & Secretary, (Director)
-----------------------------------------

Henry C. Alexander                            Director
-----------------------------------------

Troy A. Freund                                Director
-----------------------------------------

Laura A. Leach                                Director
-----------------------------------------

Frank O. Pruitt                               Director
-----------------------------------------

B. James Reaves, III                          Director
-----------------------------------------

Mary W. Savoy                                 Director
-----------------------------------------

Dated:  March 12, 1999

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                            Lake Charles, Louisiana







                                C O N T E N T S


                                                                           Page

INDEPENDENT AUDITORS' REPORT ON THE FINANCIAL STATEMENTS
 AND SUPPLEMENTARY INFORMATION                                                9

FINANCIAL STATEMENTS

 Balance sheets                                                              10
 Statements of income                                                        11
 Statements of changes in stockholders' equity                               12
 Statements of cash flows                                                 13-14
 Notes to financial statements                                            15-30

SUPPLEMENTARY INFORMATION

 Property, plant and equipment                                               31
 Accumulated depreciation, depletion and amortization                        32

SCHEDULE OMITTED

 Schedules, other than those listed above, have been omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

               [MCELROY, QUIRK & BURCH LETTERHEAD APPEARS HERE]



                    INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Calcasieu Real Estate & Oil Co., Inc.
Lake Charles, Louisiana


    We have audited the accompanying balance sheets of Calcasieu Real Estate & Oil Co., Inc. as of December 31, 1998 and 1997, and the related statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Co-owners' Undivided Two-Thirds Interest in Walker Louisiana Properties, of which Calcasieu Real Estate & Oil Co., Inc. owns a twenty-five percent undivided interest. The twenty-five percent undivided interest consists of total assets of $1,781,597 and $1,128,744 as of December 31, 1998 and 1997, respectively, and total revenues of $443,421 and $263,618 for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and in our opinion, insofar as it relates to the amounts included for the Co-owners' Undivided Two-Thirds Interest in Walker Louisiana Properties, is based solely on the report of the other auditors.

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

    In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Calcasieu Real Estate & Oil Co., Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 31 and 32 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ McElroy, Quirk & Burch
Lake Charles, Louisiana
March 5, 1999

                CALCASIEU REAL ESTATE & OIL CO., INC.

                           BALANCE SHEETS
                     December 31, 1998 and 1997



             ASSETS                                                       1998          1997
                                                                       ---------     ---------
CURRENT ASSETS
 Cash and cash equivalents                                           $   113,177   $   221,910
 Accounts receivable                                                     151,666        68,039
 Inventory-harvested crops                                                11,976        13,617
 Prepaid income taxes                                                     71,882             -
 Prepaid expense and other                                                   773         1,762
                                                                       ---------     ---------
   Total current assets                                                  349,474       305,328
                                                                       ---------     ---------
SECURITIES AVAILABLE-FOR-SALE                                             62,597       263,224
                                                                       ---------     ---------
PROPERTY AND EQUIPMENT (less accumulated depreciation,
 depletion and amortization of $434,257 in 1998 and
 $456,847 in 1997)                                                        97,115        11,760
 Timber (less accumulated depletion of $213,423 in 1998
 and $201,023 in 1997)                                                   589,663       374,762
 Land                                                                  3,660,478     3,352,003
                                                                       ---------     ---------
                                                                       4,347,256     3,738,525
                                                                       ---------     ---------
                                                                     $ 4,759,327   $ 4,307,077
                                                                       =========     =========
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt                                $   158,840   $    53,461
 Trade payables and accrued expenses                                       7,710        22,791
 Dividends payable                                                            -         59,918
 Income taxes payable:
  Current                                                                     -         22,817
  Deferred, net                                                           12,573        14,628
                                                                       ---------     ---------
   Total current liabilities                                             179,123       173,615
                                                                       ---------     ---------
LONG-TERM DEBT, less current maturities                                1,028,224       746,539
                                                                       ---------     ---------

STOCKHOLDERS' EQUITY
 Common stock, no par value; 3,000,000 shares authorized;
 2,100,000 shares issued                                                  72,256        72,256
 Retained earnings                                                     3,669,193     3,445,006
 Accumulated other comprehensive income                                    3,884         7,364
                                                                       ---------     ---------
                                                                       3,745,333     3,524,626
 Less cost of treasury stock (1998 121,248 and
   1997 102,748 shares)                                                  193,353       137,703
                                                                       ---------     ---------
                                                                       3,551,980     3,386,923
                                                                       ---------     ---------
                                                                     $ 4,759,327   $ 4,307,077
                                                                       =========     =========

See Notes to Financial Statements.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                             STATEMENTS OF INCOME
                 Years Ended December 31, 1998, 1997 and 1996




                                                  1998        1997       1996
                                                --------    --------   --------
Revenues                                       $ 897,027   $ 967,632  $ 672,294
                                                --------    --------   --------

Costs and expenses:
 Oil and gas production                           50,511      59,503     33,028
 Agricultural                                     10,935      12,419     36,547
 Timber                                           17,324      18,062     11,538
 Depreciation, depletion and amortization         16,817      14,359     12,325
                                                --------    --------   --------

                                                  95,587     104,343     93,438
                                                --------    --------   --------

   Income from operations                        801,440     863,289    578,856
                                                --------    --------   --------

Other income (expense):
 Interest income                                  17,022      68,177     29,054
 Dividends on stock                                1,799         530     26,407
 Realized gain on sale of investments in
   available-for-sale securities                  13,172      19,356    751,417
 General and administrative                     (180,381)   (161,735   (138,926)
 Interest expense                                (67,870)    (13,172)    (2,225)
                                                --------    --------   --------
                                                (216,258)    (86,844)   665,727
                                                --------    --------   --------
   Income before income taxes                    585,182     776,445  1,244,583
                                                --------    --------   --------
Federal and state income taxes:
  Current                                        180,987     259,817    441,154
  Deferred (benefit)                                 264       3,710     (1,661)
                                                --------    --------   --------
                                                 181,251     263,527    439,493
                                                --------    --------   --------
   Net income (per common share):
     1998 $.20; 1997 $.26; 1996
     $.40                                      $ 403,931   $ 512,918  $ 805,090
                                                ========    ========   ========

See Notes to Financial Statements.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 Years Ended December 31, 1998, 1997 and 1996





                                                                                Accumulated
                                                                                   Other           Capital
                                            Comprehensive       Retained       Comprehensive        Stock      Treasury
                                               Income            Earnings           Income          Issued       Stock
                                            -------------      -----------     -------------     ----------   ----------

Balance, January 1, 1996                     $          -      $ 2,539,367        $  141,057       $ 72,256    $ 137,643

Comprehensive income:
 Net income                                       805,090          805,090                 -              -            -

Other comprehensive income:
 Unrealized gains on securities
 available for sale:
   Unrealized holding gains
     occurring during period net
      of taxes of $211,154                        316,731                -                 -              -            -
   Less reclassification
     adjustment for gains included
     in net income, net of taxes
     of $300,567                                 (450,850)               -                 -              -            -
                                              -----------
 Other comprehensive income, net
  of tax                                         (134,119)               -          (134,119)             -            -
                                              -----------
 Total comprehensive income                  $    670,971
                                              ===========
Dividends                                                         (179,754)                -              -            -
                                                                ----------         ---------      ---------     --------
Balance, December 31, 1996                                       3,164,703             6,938         72,256      137,643

Comprehensive income:
 Net income                                  $    512,918          512,918                 -              -            -

Other comprehensive income:
 Unrealized gains on securities
   available for sale:
   Unrealized holding gains
     occurring during period net
     of taxes of $8,026                            12,040                -                 -              -            -
   Less reclassification
   adjustment for gains included
   in net income, net of taxes
   of $7,742                                      (11,614)               -                 -              -            -
                                              -----------
 Other comprehensive income, net
  of tax                                              426                -               426              -            -
                                              -----------
Total comprehensive income                   $    513,344
                                              ===========

                                                                                                            (continued on next page)


                     CALCASIEU REAL ESTATE & OIL CO., INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 Years Ended December 31, 1998, 1997 and 1996



                                                                                   Accumulated
                                                                                      Other          Capital
                                                Comprehensive     Retained        Comprehensive       Stock       Treasury
                                                   Income          Earnings           Income          Issued        Stock
                                                ------------     -----------      -------------   -------------  ------------
Purchase of treasury stock                                                 -                  -               -            60
Dividends                                                           (232,615)                 -               -             -
                                                                  ----------           --------        --------      --------
Balance, December 31, 1997                                         3,445,006              7,364          72,256       137,703

Comprehensive income:
 Net income                                      $   403,931         403,931                  -               -             -

Other comprehensive income:
   Unrealized gains on securities
     available for sale:
   Unrealized holding gains
     occurring during period net
     of taxes of $2,949                                4,423               -                  -               -             -

   Less reclassification
     adjustment for gains included
     in net income, net of taxes
     of $5,269                                        (7,903)              -                  -               -             -
                                                  ----------
 Other comprehensive income, net
  of tax                                              (3,480)              -             (3,480)              -             -
                                                  ----------
 Total comprehensive income                      $   400,451
                                                  ==========
Purchase of treasury stock                                                 -                  -               -        55,650
Dividends                                                           (179,744)                 -               -             -
                                                                  ----------           --------        --------      --------
Balance, December 31, 1998                                       $ 3,669,193          $   3,884       $  72,256     $ 193,353
                                                                  ==========           ========        ========      ========

See Notes to Financial Statements.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                           STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1998, 1997 and 1996




                                                                                1998                1997           1996
                                                                             ---------           ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                 $  403,931          $  512,918      $  805,090
 Noncash (income) expenses included in
   net income:
   Depreciation, depletion and amortization                                     16,817              14,359          12,325
   Realized (gains) on sale of available-for-sale securities                   (13,172)            (19,356)       (751,417)
   Change in assets and liabilities:
     (Increase) decrease in trade accounts and other receivables               (83,627)              5,516         (12,721)
     (Increase) decrease in inventory                                            1,641             (10,767)          7,692
     (Increase) decrease in prepaid expenses                                       989               8,396          (9,001)
     (Increase) in prepaid income taxes                                        (71,882)                  -               -
     Increase (decrease) in trade payables                                     (15,082)             14,945          (2,812)
     Increase (decrease) in other liabilities                                  (82,470)           (238,996)        121,295
                                                                             ---------           ---------       ---------
        Net cash provided by operating activities                              157,145             287,015         170,451
                                                                             ---------           ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from rights of way                                                         -               7,826             400
 Available-for-sale securities:
   Maturities                                                                        -             500,000         197,623
   Purchases                                                                         -            (250,951)       (997,107)
   Sales                                                                       208,000             529,077         928,098
 Purchase of land, property and equipment                                     (625,548)         (1,731,845)         (2,320)
                                                                             ---------           ---------       ---------
        Net cash provided by (used in) investing activities                   (417,548)           (945,893)        126,694
                                                                             ---------           ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long-term borrowings                                            450,000             900,000               -
 Principal payments on long-term borrowing                                     (62,936)           (100,000)        (93,108)
 Dividends paid                                                               (179,744)           (232,615)       (179,754)
 Payments to acquire treasury stock                                            (55,650)                (60)              -
                                                                             ---------           ---------       ---------
        Net cash provided by (used in) financing activities                    151,670             567,325        (272,862)
                                                                             ---------           ---------       ---------
        Net increase (decrease) in cash and
          cash equivalents                                                    (108,733)            (91,553)         24,283

Cash and cash equivalents:
 Beginning                                                                     221,910             313,463         289,180
                                                                             ---------           ---------       ---------
 Ending                                                                     $  113,177          $  221,910      $  313,463
                                                                             =========           =========       =========

                                                                                                            (continued on next page)


                     CALCASIEU REAL ESTATE & OIL CO., INC.

                           STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1998, 1997 and 1996
                                  (Continued)

                                                                       1998              1997           1996
                                                                     ---------         --------       --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
 Cash payments for:
 Interest                                                           $   66,573       $   12,255      $   7,408
 Income taxes                                                          275,686          498,069        338,171


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES
 Net change in unrealized and realized
   gains on available-for-sale securities                               (3,480)             426       (134,119)


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

           In February, 1990, the Company acquired a 12.5% interest in 34,189 acres of land in Southwest Louisiana. Among other uses, a portion of the land is devoted to agricultural purposes. In November, 1998, the Company purchased an additional 4.2% interest in this land, bringing its total interest to 16.7%.

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


        Comprehensive income:

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. Total comprehensive income and the components of accumulated other comprehensive income are presented in the Statements of Changes in Stockholders' Equity. Prior periods have been reclassified to conform to the requirements of SFAS 130. SFAS 130 had no impact on the Company's net income or stockholders' equity.

        Reclassifications:

         Certain prior year balances have been reclassified in order to conform to current year presentation.

Note 2. Securities Available-for-Sale

        Debt and equity securities have been classified in the balance sheet according to management's intent in the current and noncurrent asset sections under the headings securities available-for-sale. The carrying amount of securities and their approximate fair values at December 31, 1998 and 1997 follow:

                         NOTES TO FINANCIAL STATEMENTS



                                                                            Gross           Gross
                                                           Amortized      Unrealized      Unrealized
                                                             Cost            Gains          Losses      Fair Value
                                                           ---------     ------------    -----------   ------------
       Available-for-sale securities:
         December 31, 1998:
         Equity securities                                $   56,123       $    6,474      $       -     $   62,597
         Municipal securities                                      -                -              -              -
         U.S. government securities                                -                -              -              -
                                                           ---------       ----------      ---------     ----------
                                                          $   56,123       $    6,474      $       -     $   62,597
                                                           =========       ==========      =========     ==========

       Available-for-sale securities:
         December 31, 1997:
         Equity securities                                $   56,123      $       718      $       -     $   56,841
         Municipal securities                                194,828           11,555              -        206,383
         U.S. government securities                                -                -              -              -
                                                           ---------       ----------      ---------     ----------
                                                          $  250,951       $   12,273      $       -     $  263,224
                                                           =========       ==========      =========     ==========


       Gross realized gains and gross realized losses on sales of available-for-sale securities were:



                                                                                   1998             1997
                                                                                 --------         --------
       Gross realized gains:
         U.S. government and agency securities                                  $       -        $   7,956
         Municipal securities                                                      13,172                -
         Equity securities                                                              -           11,400
                                                                                 --------         --------
                                                                                $  13,172        $  19,356
                                                                                 ========         ========

       Gross realized losses:
         U.S. government and agency securities                                  $       -        $       -
         Municipal securities                                                           -                -
         Equity securities                                                              -                -
                                                                                 --------         --------
                                                                                 $      -         $      -
                                                                                 ========         ========

Note 3.  Oil and Gas Properties

         Results of operations for oil and gas producing activities at December 31, 1998, 1997 and 1996 is as follows:

                         NOTES TO FINANCIAL STATEMENTS


                                                   1998              1997          1996
                                                  --------           --------    --------
       Gross revenues:
         Royalty interests                       $ 563,033          $ 353,862    $ 245,368
         Working interests                          19,115             39,894       59,587
                                                  --------           --------    ---------
                                                   582,148            393,756     304,955
       Less:
         Production costs                           50,511             59,503       33,028
         Exploration expenses                           -                  -            -
         Depreciation, depletion and
           amortization                                580              1,515        2,827
                                                  --------           --------    ---------
         Results before income tax
           expenses                                531,057            332,738      269,100

       Income tax expenses                         164,487            112,932       95,026
                                                  --------           --------    ---------
         Results of operations from
           producing activities
           (excluding corporate
           overhead)                             $ 366,570          $ 219,806    $ 174,074
                                                  ========           ========    =========


       Costs incurred in oil and gas activities:

         The major costs incurred in connection with the Company's oil and gas operations (which are conducted entirely within the United States) at December 31, 1998, 1997 and 1996 are as follows:



                                                   1998              1997          1996
                                                  --------           --------    --------

       Acquisition costs-working and
       royalty interests                         $      -           $      -     $      -
                                                  ========           ========    =========

       Exploration costs                         $      -           $      -     $      -
                                                  ========           ========    =========

       Development costs                         $   3,741          $     862    $     591
                                                  ========           ========    =========

       Reserve quantities (unaudited):

         Reserve information relating to estimated quantities of the Company's interest in proved reserves of natural gas and crude (including condensate and natural gas liquids) is not available. Such reserves are located entirely within the United States. A schedule indicating such reserve quantities is, therefore, not presented.

                         NOTES TO FINANCIAL STATEMENTS


         The wells remain in production at December 31, 1998, including royalty interests and working interests obtained through back-in provisions of royalty agreements. Production from such royalty interests and working interests comprises 100% of the Company's oil and gas revenues in 1998, 1997 and 1996.

         Actual production has exceeded original estimates of reserves, and remaining reserves have not been revised. Therefore, the Company is not able to complete the computations of discounted future cash flows and reconciliation thereof.


Note 4. Income Taxes

         The Company files federal income tax returns on a calendar year basis.

         The net deferred tax liability in the accompanying balance sheet includes the following components at December 31, 1998 and 1997:

                                                         1998         1997
                                                        -------      -------

       Deferred tax assets                             $    918    $   1,293
       Valuation allowance                                    -            -
       Deferred tax liabilities                         (10,902)     (11,013)
       Deferred tax liabilities on unrealized
         appreciation on securities available
         for sale                                        (2,589)      (4,908)
                                                       --------      -------
           Net deferred tax liability                  $(12,573)   $ (14,628)
                                                       ========    =========

       A reconciliation between income taxes, computed by applying statutory tax rates to income before income taxes and income taxes provided at December 31, 1998, 1997 and 1996 is as follows:

                                              1998       1997         1996
                                           --------    --------     --------
       Tax at statutory rates             $ 198,962   $ 263,991    $ 423,159

       Tax effect of the following:
       Statutory depletion                  (27,084)    (18,384)     (12,923)
       Dividend exclusion                      (428)       (126)      (6,285)
       State income tax                      13,126      21,226       38,316
       Investment tax credit                      -      (1,000)           -
       Other                                 (3,325)     (2,180)      (2,774)
                                            -------     -------      -------
                                          $ 181,251   $ 263,527    $ 439,493
                                            =======     =======      =======

                         NOTES TO FINANCIAL STATEMENTS


       Deferred income taxes result from timing differences in the recognition of revenue and expenses for tax and financial statement purposes. The Company was entitled to an investment tax credit related to reforestation expenditures totaling $1,000 for the year ended December 31, 1997. The effect of these timing differences at December 31, 1998 and 1997 is as follows:

                                                     1998           1997
                                                   --------       --------

       Conversion of tax return from cash
         to accrual basis for financial
         reporting                                $  (9,926)     $  (9,570)

       Excess of depreciation and depletion
         expensed for tax purposes (under)
         amount expensed for financial
         statement purposes                             (59)          (150)

       Unrealized gain on marketable securities      (2,588)        (4,908)
                                                    -------        -------
                                                  $ (12,573)     $ (14,628)
                                                    =======        =======

Note 5.  Long-Term Debt

         Following is a summary of long-term debt at December 31, 1998 and 1997:



                                                     1998           1997
                                                   --------       --------

   Note payable to bank, due in equal monthly
   installments of $9,863, including interest
   at 8.25% with a final payment estimated at
   $492,062 plus accrued interest due on
   December 26,2002.  Secured by real estate.    $  745,888      $ 800,000

   Note payable to bank, due in equal monthly
   installments of $10,956, including interest
   at 7.75%.  Secured by real estate.               441,176              -
                                                  ---------       --------
                                                  1,187,064        800,000

   Less current maturities of long-term debt        158,840         53,461
                                                  ---------       --------
                                                 $1,028,224      $ 746,539
                                                  =========       ========

                         NOTES TO FINANCIAL STATEMENTS




         Scheduled payments on this note in each of the next five years are as follows:

                1999                            $   158,840
                2000                                171,816
                2001                                186,198
                2002                                670,210
                2003                                      -
                                                 ----------
                                                $ 1,187,064
                                                 ==========


Note 6.  Company Operations

         Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement replaces Statement No. 14, "Financial Reporting for Segments of a Business Enterprise", and establishes new standards for defining the Company's segments and disclosing information about them. It requires that the segments be based on the internal reporting of the Company's operations.

         The Company's operations are classified into three principal operating segments which are all located in the United States: oil and gas properties, agricultural properties, and timber properties. The Company's reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.


         Following is a summary of segmented information for 1998, 1997 and 1996:

                                                 1998       1997       1996
                                               --------   --------   --------
         REVENUES
          Oil and gas properties              $ 672,497  $ 691,934  $ 453,862
          Agricultural properties               127,832     82,329     67,437
          Timber properties                      64,178    179,543    114,741
          All other segments                     32,520     13,826     36,254
                                               --------   --------   --------
                                              $ 897,027  $ 967,632  $ 672,294
                                               ========   ========   ========

                         NOTES TO FINANCIAL STATEMENTS




                                              1998       1997          1996
                                           ---------   ---------    ----------
       COSTS AND EXPENSES
        Oil and gas properties            $   51,091  $   61,018    $   35,855
        Agricultural properties               13,509      14,699        36,547
        Timber properties                     29,723      27,764        20,445
        All other segments                     1,264         862           591
                                          ----------  ----------    ----------
                                          $   95,587  $  104,343    $   93,438
                                          ==========  ==========    ==========

       INCOME FROM OPERATIONS
        Oil and gas properties            $  621,406  $  630,916    $  418,007
        Agricultural properties              114,323      67,630        30,890
        Timber properties                     34,455     151,779        94,296
        All other segments                    31,256      12,964        35,663
                                          ----------  ----------    ----------
                                             801,440     863,289       578,856

       OTHER INCOME (EXPENSE)               (216,258)    (86,844)      665,727
                                          ----------  ----------    ----------
       INCOME BEFORE INCOME TAXES         $  585,182  $  776,445    $1,244,583
                                          ==========  ==========    ==========

       IDENTIFIABLE ASSETS
        Oil and gas properties            $  694,203  $  546,971    $  554,068
        Agricultural properties            2,531,025   2,303,368       621,391
        Timber properties                    891,510     969,842       929,811
        All other segments                    85,685           -             -
                                          ----------  ----------    -----------
                                           4,202,423   3,820,181     2,105,270

       GENERAL AND CORPORATE ASSETS          556,904     486,896     1,334,745
                                          ----------  ----------    ----------
       TOTAL ASSETS                       $4,759,327  $4,307,077    $3,445,721
                                          ==========  ==========    ==========

       CAPITAL EXPENDITURES
        Oil and gas properties            $   96,320  $        -    $    1,502
        Agricultural properties              222,789   1,678,281             -
        Timber properties                    220,754      40,101             -
        All other segments                    85,685           -             -
                                          ----------  ----------    ----------
                                          $  625,548  $1,718,382    $    1,502
                                          ==========  ==========    ==========

                         NOTES TO FINANCIAL STATEMENTS


                                                1998         1997       1996
                                              -------      -------    --------

       DEPRECIATION, DEPLETION AND
         AMORTIZATION
         Oil and gas properties             $     580     $  1,515   $   2,827
         Agricultural properties                2,574        2,280          -
         Timber properties                     12,399        9,702       8,907
         All other segments                     1,264          862         591
                                             --------      -------    --------
                                            $  16,817     $ 14,359   $  12,325
                                             ========      =======    ========


         There are no intersegment sales reported in the accompanying income statements. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes excluding nonrecurring gains and losses on securities held available for sale. Income before income tax represents net sales less operating expenses and other income and expenses of a general corporate nature. Identifiable assets by segment are those assets that are used in the Company's operations within that industry. General corporate assets consist principally of cash and cash items, accounts receivable, and marketable equity and debt securities.


         The following summarizes major customer information at December 31, 1998, 1997 and 1996 from oil and gas revenues:


                                                             Sales to Purchaser as a
                                                          Percentage of Total Revenues
                                                      ------------------------------------
             Purchaser                                1998               1997         1996
             ---------                                ----               ----         ----
       Riceland Petroleum Company                      10%                35%          29%
       Coastal                                          1%                12%          15%
       Woodlawn                                         6%                12%          23%
       Mitchell Energy                                 34%                -            -
       Neumin Production                               34%                -            -

Note 7.  Related Party Transactions

         The President of the Company is Chairman of the Board of Bank One, Southwest Louisiana (the Bank). At December 31, 1998 and 1997, the Company had $46,841 and $187,071, respectively, deposited in money-market and noninterest bearing checking accounts with the Bank. At December 31, 1998 and 1997, the Company also had notes payable to the Bank, described at Note 5 in the amount of $1,187,064 and $800,000, respectively.

                         NOTES TO FINANCIAL STATEMENTS


         During 1998 and 1997, some board members entered into leases with the Company for water fowl hunting on property acquired during the 1997. Lease income from these leases amounted to $4,800 for the years ended December 31, 1998 and 1997.

         In 1990, the Company purchased interests in properties managed by Walker Louisiana Properties (WLP), such properties being subject to a management agreement described at Note 10. In 1998, the Company purchased an additional interest in this property.


Note 8.  Supplementary Income Statement Information

         Taxes other than income taxes of $65,154, $44,126 and $51,829, were charged to expense during 1998, 1997 and 1996, respectively.


Note 9.  Major Transactions

         In February, 1990, the Company acquired a 12.5% interest in 34,189 acres and other properties in Allen, Beauregard, Calcasieu, Cameron, Jefferson Davis, Lafourche, Sabine, and Vermillion Parishes for $1,275,000. Of the total acreage, 30,581 acres were acquired in fee and 3,608 were acquired in surface rights only.


         The allocation of the purchase price, which was applied pro rata over the fair market values of the assets acquired is as follows:

           Cash and accounts receivable                       $    1,607
           Harvested crops                                        17,799
           Buildings and equipment                                14,610
           Land:
              Agricultural                                       606,982
              Other                                              233,445
           Timber                                                380,792
           Oil and gas properties                                 19,765
                                                                --------
                                                              $1,275,000
                                                               =========

         In November, 1998, the Company purchased its proportionate interest in the lands and minerals described above from a 25% owner. The additional 4.2% interest purchased (approximately 1,429 acres), brings its total interest to 16.7%. The purchase price was $607,458 and was allocated based on the relative fair market value of the assets acquired as follows:

                         NOTES TO FINANCIAL STATEMENTS


           Land:
              Agricultural                                   $  222,789
              Other                                              85,685
           Timber                                               220,754
           Oil and gas properties                                78,230
                                                              ---------
                                                             $  607,458
                                                              =========

         The primary sources of income from the property are the leasing of mineral rights, timber sales, and agricultural rents.

         The President of this Company is President of a corporation that also purchased a 12.5% undivided interest in the same acreage at the same time and at the same price. The aforementioned corporation also purchased the additional percentage in November, 1998 for the same price.

         The Vice President of this Company is manager of a limited liability company that also purchased a 12.5% undivided interest in the same acreage at the same time and at the same price. The aforementioned corporation also purchased the additional percentage in November, 1998 for the same price.

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

                         NOTES TO FINANCIAL STATEMENTS




 Note 11.  Operating Leases

         The Company leases agricultural land to a third party under an agreement that expires September 30, 2002. The annual lease rental is $40,000. The lease requires payment of normal maintenance and insurance. The lease also requires the lessee to construct specific improvements to the property at an expenditure of at least $60,000 as additional consideration. In the event the lessee fails to spend $60,000 on the above improvements prior to September 30, 2002, the amounts unspent will be due and payable to the Company on September 30, 2002.


         Total future minimum rental income under operating leases as of December 31, 1998 for the next five years is as follows:

               Years Ending December 31,
               -------------------------
                        1999                           $   40,000
                        2000                               40,000
                        2001                               40,000
                        2002                               40,000
                        2003                                   -


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


       The estimated fair value of the Company's financial instruments at December 31, 1998 and 1997 are as follows. Amounts are presented in thousands.

                                                      1998                                1997
                                            --------------------------         --------------------------
                                             Carrying           Fair             Carrying         Fair
            Financial Assets                  Value            Value               Value          Value
                                            ---------         --------         -----------      ---------
       Cash and cash equivalents            $     113        $     113           $     222      $     222
       Securities available for sale               63               63                 263            263
       Long-term debt                          (1,187)          (1,187)               (800)          (800)
                                            ---------         --------           ---------      ---------
                                            $  (1,011)       $  (1,011)          $    (315)     $    (315)
                                            =========         ========           =========      =========

Note 14.   Commitments and Contingencies

         The Company is a co-defendant in a lawsuit filed by previous owners of property that is now partially owned by the Company. In this suit, the Plaintiffs assert that the sale of a strip of property in 1914 created two servitudes, one of which, the co-defendants claim ownership, expired by liberative prescription in 1940. Outside counsel for the Company has advised that at this stage in the proceedings he cannot offer an opinion as to the probable outcome. The Company has indicated that it will defend the suit vigorously.

         The Board of Directors of the Company have agreed to suspend the payment of dividends to shareholders in an effort to accelerate the repayment of the note payable related to the 1998 acquisition discussed in Note 9.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                         PROPERTY, PLANT AND EQUIPMENT
                 Years Ended December 31, 1998, 1997 and 1996


                                                Balance,                     Adjustments       Balance,
                                               Beginning                         and            End of
          1998                                 of Period       Additions      Retirements       Period
          ----                                ----------       ---------    -------------     ---------

Oil and gas properties-proved                $   377,666      $   80,521       $   13,951    $  444,236

Other property:
  Buildings and equipment                         90,941           9,251           13,056        87,136
  Timber                                         575,785         227,301                -       803,086
  Land                                         3,352,003         308,475                -     3,660,478
                                              ----------       ---------        ---------     ---------
                                             $ 4,396,395      $  625,548       $   27,007    $4,994,936
                                              ==========       =========        =========     =========

          1997
          ----
Oil and gas properties-proved                $   377,732      $        -       $       66    $  377,666

Other property:
  Buildings and equipment                         90,959           3,831            3,849        90,941
  Timber                                         545,792          29,993                -       575,785
  Land                                         1,661,742       1,698,021            7,760     3,352,003
                                              ----------       ---------        ---------     ---------
                                             $ 2,676,225      $1,731,845       $   11,675    $4,396,395
                                              ==========       =========        =========     =========

          1996
          ----
Oil and gas properties-proved                $   376,230      $    1,502       $        -    $  377,732

Other property:
 Buildings and equipment                          99,036             818            8,895        90,959
 Timber                                          545,792               -                -       545,792
 Land                                          1,662,142               -              400     1,661,742
                                              ----------       ---------        ---------     ---------
                                             $ 2,683,200      $     2,320      $    9,295    $2,676,225
                                              ==========       =========        =========     =========


                     CALCASIEU REAL ESTATE & OIL CO., INC.

             ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                 Years Ended December 31, 1998, 1997 and 1996


                                                Balance,                     Adjustments       Balance,
                                               Beginning                         and            End of
          1998                                 of Period       Additions      Retirements       Period
          ----                                ----------       ---------    -------------     ---------
Oil and gas properties-proved                $   376,141      $      580      $    13,951    $  362,770
Other property:
  Buildings and equipment                         80,706           3,837           13,056        71,487
  Timber                                         201,023          12,400                -       213,423
                                              ----------       ---------        ---------     ---------
                                             $   657,870      $   16,817       $   27,007    $  647,680
                                              ==========       =========        =========     =========

          1997
          ----
Oil and gas properties-proved                $   374,626      $    1,515       $        -    $  376,141
Other property:
  Buildings and equipment                         81,413           3,142            3,849        80,706
  Timber                                         191,321           9,702                -       201,023
                                              ----------       ---------        ---------     ---------
                                             $   647,360      $   14,359       $    3,849    $  657,870
                                              ==========       =========        =========     =========

          1996
          ----
Oil and gas properties-proved                $   371,799      $    2,827       $        -    $  374,626
Other property:
  Buildings and equipment                         89,717             591            8,895        81,413
  Timber                                         182,414           8,907                -       191,321
                                              ----------       ---------        ---------     ---------
                                             $   643,930      $   12,325       $    8,895    $  647,360
                                              ==========       =========        =========     =========