Form 10-Q
period 1999-03-31
CALCASIEU REAL ESTATE & OIL CO INC
filed 1999-05-05
CIK 352955

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington. D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR QUARTER ENDED MARCH 31, 1999    COMMISSION FILE NUMBER 0-9669

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

                             Yes   X    No
                                 -----     -----

         Securities registered pursuant to Section 12(b) for the Act:

                                           NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                    ON WHICH REGISTERED
     --------------------                  ---------------------
            NONE                               NOT APPLICABLE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, NO PAR VALUE
                               (TITLE OF CLASS)

                        _______________________________

As of March 31, 1999, 1,978,752 shares of the registrant's Common Stock, without par value, were issued and outstanding.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998


                               TABLE OF CONTENTS

Part I    FINANCIAL INFORMATION                                         PAGE NO.
-------   ---------------------                                         --------

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  3

          Balance Sheets
          March 31, 1999 and March 31, 1998                                  4-5

          Statements of Income and Retained Earnings
          Three Months Ended March 31, 1999 and March 31, 1998                 6

          Statements of Cash Flows
          Three Months Ended March 31, 1999 and March 31, 1998                 7

PART II   OTHER INFORMATION
-------   -----------------

          Item 4.  Submission of Matters to a Vote of Security Holders         8

          Item 6.  Exhibits and Reports on Form 8-K                            9

          SIGNATURES                                                           9



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

          THE INFORMATION FURNISHED IS NOT IN CONNECTION WITH ANY SALE OR OFFER FOR SALE OF, OR SOLICITATION OF AN OFFER TO BUY, ANY SECURITIES.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                     PART I

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Gross income for the company for the quarter ended March 31, 1999, was up 108.8% or $248,914 over the same quarter in 1998. This was primarily due to $203,688 in timber sales in 1999 compared to $14,142 for the first quarter of 1998. In addition, oil and gas income was up 19.8% and agriculture income was up 84.1%. Total costs increased 32.4% in the quarter over the corresponding quarter in 1998. This was primarily due to higher timber expenses and higher general and administrative expenses. Net income after income tax increased 135.7% over the same period in 1998.

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

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                 BALANCE SHEET

                                     ASSETS



CURRENT ASSETS                                           March 31, 1999            March 31, 1998

Cash and cash equivalents                                 $   233,235               $    195,433
Accounts receivables                                          147,541                     80,895
Prepaid income taxes                                                                      19,547
                                                          -----------               ------------
Total current assets                                      $   380,776               $    295,875
                                                          -----------               ------------
SECURITIES AVAILABLE FOR SALE                             $    62,597               $    262,940
                                                          -----------               ------------
PROPERTY AND EQUIPMENT
less accumulated depreciation, depletion and
amortization.                                             $    95,915               $     14,527
Timber, less accumulated depletion                            585,285                    380,727
Land                                                        3,660,478                  3,352,003
                                                          -----------               ------------
Total Property                                            $ 4,341,678               $  3,747,257
                                                          -----------               ------------
TOTAL                                                     $ 4,785,051               $  4,306,072
                                                          -----------               ------------

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                 BALANCE SHEET

                       LIABILITIES & STOCKHOLDERS' EQUITY



CURRENT LIABILITIES                                             March 31, 1999               March 31, 1998
Current maturities of long-term debt                              $    181,415               $      55,604
Trade payables and accrued expenses                                     22,943                      20,463
Dividends payable                                                                                   59,918
Current deferred tax liability, net                                     12,573                      14,520
Income taxes payable                                                    45,906
                                                                  ------------               -------------

Total Current Liabilities                                         $    262,837               $     150,505
                                                                  ------------               -------------

LONG-TERM DEBT, less current maturities                           $    737,796               $     730,105
                                                                  ------------               -------------
SHAREHOLDERS' EQUITY
Common Stock, no par value, 3,000,000 shares
authorized; 2,100,000 shares issued                               $     72,256               $      72,256
Retained earnings                                                    3,901,631                   3,483,721
Net unrealized (loss) or appreciation on investments
available for sale, net of tax credit of $2,588 in 1999
and tax of $4,800 in 1998                                                3,884                       7,188
                                                                  ------------               -------------

                                                                  $  3,977,771               $   3,563,165

Less cost treasury stock (1998 102,748 shares:
1999 121,248 shares)                                                   193,353                     137,703
                                                                  ------------               -------------

Total Equity                                                      $  3,784,418               $   3,425,462
                                                                  ------------               -------------

TOTAL                                                             $  4,785,051               $   4,306,072
                                                                  ------------               -------------

                     CALCASIEU REAL ESTATE & OIL CO., INC.
                   STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                       Three Months                Three Months
                                                          Ended                       Ended
                                                      March 31, 1999              March 31, 1998
REVENUES
Income-primarily from oil and gas properties          $   225,838                 $    188,452
Income-agricultural properties                             48,107                       26,125
Income - timber properties                                203,688                       14,142
                                                      -----------                 ------------

Total                                                 $   477,633                 $    228,719
                                                      -----------                 ------------

COSTS AND EXPENSES
Forestry expenses                                     $    22,371                 $      2,305
Agriculture expense                                         6,610                        2,597
Oil and gas production costs                               10,912                       22,410
General and administrative                                 63,966                       53,844
Depreciation and depletion                                  5,578                        1,483
                                                      -----------                 ------------

Total                                                 $   109,437                 $     82,639
                                                      -----------                 ------------

OTHER INCOME (EXPENSE):
Interest expense                                      $   (21,540)                $    (16,362)
Interest income                                             1,778                        4,752
Dividends on common stock                                   2,159                        1,799
                                                      -----------                 ------------

Total                                                 $   (17,603)                $     (9,811)
                                                      -----------                 ------------

INCOME BEFORE INCOME TAXES AND
EXTRAORDINARY CREDITS                                 $   350,593                 $    136,269
                                                      -----------                 ------------

PROVISION FOR INCOME TAXES:
Current                                               $   118,155                 $     37,636
Deferred
                                                      -----------                 ------------
Total                                                 $   118,155                 $     37,636
                                                      -----------                 ------------

NET INCOME                                            $   232,438                 $     98,633

RETAINED EARNINGS, BEGINNING OF
PERIOD                                                  3,669,193                    3,445,006
DIVIDENDS DECLARED                                                                     (59,918)
                                                      -----------                 ------------

RETAINED EARNINGS END OF PERIOD                       $ 3,901,631                 $  3,483,721
                                                      -----------                 ------------

Earnings per share                                           $.12                         $.05

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                            STATEMENTS OF CASH FLOWS



                                                          Three Months        Three Months
                                                              Ended               Ended
                                                         March 31, 1999       March 31, 1998
CASH FLOWS FROM OPERATING
ACTIVITIES
Net Income                                              $     232,438        $      98,633
Non cash (income) expenses included in net
 income:
     Depreciation, depletion and amortization                   5,578                1,483
Change in assets and liabilities:
     (Increase) decrease in accounts receivable                 4,125              (12,856)
     (Increase) decrease in inventory                          11,976               13,617
     (Increase) decrease in prepaid expenses                      773                1,762
     (Increase) decrease in prepaid income taxes               71,882              (19,547)
     Increase (decrease) in trade payable                      15,233               (2,328)
     Increase (decrease) in income tax payable                 45,906              (22,817)
                                                        -------------        -------------
Net cash provided by operating activities               $     387,911        $      57,947
                                                        -------------        -------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Reforestation Costs & assets purchased                                       $     (10,215)
Net cash (used) in investing activities                                      $     (10,215)
                                                                             -------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Dividends paid                                          $                    $     (59,918)
Decrease in long-term debt                                   (267,853)             (14,291)
Net cash provided by (used in) financing
 activities                                             $    (267,853)       $     (74,209)
                                                        -------------        -------------
Net increase (decrease) in cash and cash
 equivalents:                                           $     120,058        $     (26,477)
Cash and cash equivalents:
Beginning                                                     113,177              221,910
                                                        -------------
Ending                                                  $     233,235        $     195,433
                                                        -------------        -------------

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                           PART II OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders.

          (a) The Annual Meeting was held on April 22, 1999

          (b) The following were elected Directors:

               Henry C. Alexander
               William D. Blake
               Troy A. Freund
               Arthur Hollins, III
               Laura A. Leach
               Frank O. Pruitt
               B. James Reaves, III
               Mary W. Savoy
               Charles D. Viccellio

               No other director's term of office continued after the meeting.

          (c) There were 1,166,447 shares represented at the meeting. The Company furnished its security holders proxy soliciting material pursuant to Regulation 14 under the Act and there was no solicitation in opposition to either the nominees for directors nor any other matters.

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


Dated May 3, 1999