Form 10-Q
period 1999-06-30
CALCASIEU REAL ESTATE & OIL CO INC
filed 1999-08-12
CIK 352955

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington. D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR QUARTER ENDED JUNE 30, 1999        COMMISSION FILE NUMBER 0-9669

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

                        _______________________________

As of June 30, 1999, 1,978,752 shares of the registrant's Common Stock, without par value, were issued and outstanding.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999


                               TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION                                        PAGE NO.
------    ---------------------                                        --------

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              3

          Balance Sheets
          June 30, 1999 and June 30, 1998                                4-5

          Statements of Income and Retained Earnings
          Six Months Ended June 30, 1999 and June 30, 1998                 6

          Statements of Cash Flows
          Six Months Ended June 30, 1999 and June 30, 1998                 7

PART II   OTHER INFORMATION
-------   -----------------

          Item 6.  Exhibits and Reports on Form 8-K                        8

          SIGNATURES                                                       8



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

          THE INFORMATION FURNISHED IS NOT IN CONNECTION WITH ANY SALE OR OFFER FOR SALE OF, OR SOLICITATION OF AN OFFER TO BUY, ANY SECURITIES.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                     PART I

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Net income for the six months ended June 30, 1999, was up 152.5% over the same period in 1998. This was due to increases in gross income in each of the three categories of revenues. Income from oil and gas properties was up 51.5% over 1998, income from agriculture was up 123.5% and income from timber sales was up 477.7%. The bulk of timber income came from a timber sale in the first quarter of 1999. The most significant increase, that from oil and gas properties was due to a new well, Prairie Land Company #2 producing each of the first six months. Neumin Oil has completed Prairie Land Company #3 in which the company will have an interest, but production figures are not yet available.

Management believes that the company's revenues will be sufficient to meet its existing needs and the needs for its anticipated future operations. Management does not presently anticipate that the Company will incur material additional liabilities in its future operations.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                 BALANCE SHEET

                                     ASSETS


               CURRENT ASSETS                  JUNE 30, 1999   JUNE 30, 1998

  Cash and cash equivalents                       $   91,748      $  162,623
  Accounts receivables                               195,868          61,710
  Prepaid income taxes                                                51,029
                                                  __________      ----------

  Total current assets                            $  287,616      $  275,362
                                                  ----------      ----------
  SECURITIES AVAILABLE FOR SALE                   $   62,597      $  280,772
                                                  ----------      ----------
  PROPERTY AND EQUIPMENT, less
   accumulated depreciation, depletion and
   amortization.                                  $   94,715      $   14,717
  Timber, less accumulated depletion                 584,139         380,159
  Land                                             3,660,478       3,352,003
                                                  ----------      ----------
  Total Property                                  $4,339,332      $3,746,879
                                                  ----------      ----------
  TOTAL                                           $4,689,545      $4,303,013
                                                  ----------      ----------

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                 BALANCE SHEET

                       LIABILITIES & STOCKHOLDERS' EQUITY


         CURRENT LIABILITIES                    JUNE 30, 1999   JUNE 30, 1998

  Current maturities of long-term debt            $   73,523      $   54,784
  Trade payables and accrued expenses                  5,207           3,244
  Dividends payable                                                   59,918
  Income tax payable                                 117,577
  Current deferred tax liability, net                 12,573          21,472
                                                  ----------      ----------
  Total Current Liabilities                       $  208,880      $  139,418
                                                  ----------      ----------
  LONG-TERM DEBT, less correct maturities         $  503,070      $  717,810
                                                  ----------      ----------
  SHAREHOLDERS' EQUITY

  Common Stock, no par value, 3,000,000 shares
   authorized; 2,100,000 shares issued            $   72,256      $   72,256
  Retained earnings                                4,094,808       3,493,764
  Unrealized appreciation on investments
   available for sale, net of tax of $2,588 in
   1999 and $11,820 in 1998                            3,884          18,068
                                                  ----------      ----------
                                                  $4,170,948      $3,584,088
  Less cost treasury stock (1999 121,248 shares;
   1998 102,898 shares:)                             193,353         138,303
                                                  ----------      ----------
  Total Equity                                    $3,977,595      $3,445,785
                                                  ----------      ----------
  TOTAL                                           $4,689,545      $4,303,013
                                                  ----------      ----------

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                   STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                    June 30, 1999    June 30, 1998    June 30, 1999    June 30, 1998
  REVENUES
  Income-primarily from oil and gas properties         $  258,651       $  131,264       $  484,489       $  319,716
  Agricultural Income                                      17,525            3,247           65,632           29,372
  Timber Income                                            42,047           28,394          245,735           42,536
                                                       ----------       ----------       ----------       ----------
  TOTAL                                                $  318,223       $  162,905       $  795,856       $  391,624
                                                       ----------       ----------       ----------       ----------

  COSTS AND EXPENSES
  Forestry expenses                                    $    4,740       $    2,857       $   27,111       $    5,162
  Agriculture expense                                       1,925            3,848            8,535            6,445
  Oil and gas production costs                              8,164            5,100           19,076           27,510
  General and Administrative                               35,084           26,158           99,050           80,002
  Depreciation and depletion                                2,346            1,768            7,924            3,251
                                                       ----------       ----------       ----------       ----------
  TOTAL                                                $   52,259       $   39,731       $  161,696       $  122,370
                                                       ----------       ----------       ----------       ----------

  OTHER INCOME (EXPENSE):
  Interest                                             $    1,315       $    4,652       $    3,093       $    9,404
  Dividends on Common Stock                                                                   2,159            1,799
  Gain on sale of land                                     30,703                            30,703
  Interest Expense                                        (15,043)         (16,442)         (36,583)         (32,804)
                                                       ----------       ----------       ----------       ----------
  TOTAL                                                $   16,975       $  (11,790)      $     (628)      $  (21,601)
                                                       ----------       ----------       ----------       ----------

  INCOME OR LOSS BEFORE
  INCOME TAXES AND
  EXTRAORDINARY CREDITS                                $  282,939       $  111,384       $  633,532       $  247,653

  PROVISION FOR INCOME TAXES:
  Current                                                  89,762           41,424          207,917           79,060
                                                       ----------       ----------       ----------       ----------

  NET INCOME OR (LOSS)                                 $  193,177       $   69,960       $  425,615       $  168,593

  RETAINED EARNINGS,
  BEGINNING OF PERIOD                                   3,901,631        3,483,721        3,669,193        3,445,006

  DIVIDENDS                                                                (59,917)                         (119,835)
                                                        _________       ----------       __________       ----------

  RETAINED EARNINGS END OF
  PERIOD                                               $4,094,808       $3,493,764       $4,094,808       $3,493,764
                                                       ----------       ----------       ----------       ----------

  NET INCOME PER COMMON SHARE                                $.10             $.03             $.22             $.08

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                            STATEMENTS OF CASH FLOWS

                                            Three Months Ended                 Six Months Ended
                                      June 30, 1999    June 30, 1998    June 30, 1999    June 30, 1998
  CASH FLOWS FROM
  OPERATING
  ACTIVITIES
  Net Income (or Loss)                    $ 193,177         $ 69,960        $ 425,615        $ 168,593
  Non cash (income) expenses
  included in net income:
  Depreciation, depletion and
  amortization                                2,346            1,768            7,924            3,251
  CHANGE IN ASSETS
  AND LIABILITIES:
  (Increase) decrease in
  accounts receivable                       (48,327)          19,185          (44,202)           6,329
  (Increase) decrease in
  inventory                                                                    11,976           13,617
  (Increase) decrease in
  prepaid expenses                                                                773            1,762
  (Increase) decrease in
  prepaid income taxes                                       (31,482)          71,882          (51,029)
  Increase (decrease) in trade
  and interest payables                     (17,736)         (17,219)          (2,503)         (19,547)
  Increase (decrease) in
  income tax payable                         71,671                           117,577          (22,817)
                                          ---------         ________        ---------        ---------
  NET CASH PROVIDED BY
  OPERATING ACTIVITIES                    $ 201,131         $ 42,212        $ 589,042        $ 100,159
                                          ---------         --------        ---------        ---------
  CASH FLOWS FROM
  INVESTING ACTIVITIES:
  Purchase of Property and
  equipment and reforestation                               $ (1,390)                        $ (11,605)
  Maturity of securities
  Purchase of Securities                                    ________                         ---------
  NET INVESTING ACTIVITIES                                  $ (1,390)                        $ (11,605)
                                                            --------                         ---------
  CASH FLOWS FROM
  FINANCING ACTIVITIES:
  Principal payments on long
  term borrowing-                         $(342,618)        $(13,115)       $(610,471)        ($27,406)
  Dividends paid                                             (59,917)                         (119,835)
  Payments to acquire
  treasury stock                                                (600)                             (600)
                                          _________         --------        _________        ---------
  Net cash provided by (used in)
  financing activities                    $(342,618)        $(73,632)       $(610,471)       $(147,841)
                                          ---------         --------        ---------        ---------
  Net increase (decrease) in
  cash & cash equivalents                 $(141,487)        $(32,810)       $ (24,429)       $ (59,287)
  CASH AND CASH EQUIVALENTS:
  Beginning                                 233,235          195,433          113,177          221,910
                                          ---------         --------        ---------        ---------
  Ending                                  $  91,748         $162,623        $  91,748        $ 162,623
                                          ---------         --------        ---------        ---------


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


Dated August 10, 1999