Form 10-Q
period 1999-09-30
CALCASIEU REAL ESTATE & OIL CO INC
filed 1999-11-12
CIK 352955

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington. D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR QUARTER ENDED SEPTEMBER 30,1999    COMMISSION FILE NUMBER 0-9669

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

                        _______________________________

As of September 30, 1999, 1,998,752 shares of the registrant's Common Stock, without par value, were issued and outstanding.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                               TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION                                      PAGE NO.
------    ---------------------                                      --------

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            3

          Balance Sheets
          September 30, 1999 and September 30, 1998                    4-5

          Statements of Income and Retained Earnings
          Nine Months Ended September 30, 1999 and 1998                  6

          Statements of Cash Flows
          Nine Months Ended September 30, 1999 and 1998                  7

PART II   OTHER INFORMATION
-------   -----------------

          Item 6.  Exhibits and Reports on Form 8-K                      8

          SIGNATURES                                                     8



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

          THE INFORMATION FURNISHED IS NOT IN CONNECTION WITH ANY SALE OR OFFER FOR SALE OF, OR SOLICITATION OF AN OFFER TO BUY, ANY SECURITIES.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                     PART I

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Income from oil and gas properties for the nine months ended September 30, 1999, was up 204.3% from the same period in 1998. This was primarily due to new production from the North English Bayou Field, principally production from the Prairie Canal No. 3 well which came on line at the end of June, 1999. Higher prices also contributed. Agriculture income for the period was up 37.5% over the prior year and timber income was up 540.8% as older growth were thinned.
Net income after tax was up 290.4% for the period over the first nine months of 1998 as expenses were up only 25.6%. The largest increases for expenses were legal fees and general and administrative expenses for Walker Louisiana Properties. The Company is defending an action to terminate its mineral interest on a small piece of property. It is not expected to have a material effect on income.

Management believes that the company's revenues will be sufficient to meet its existing needs and the needs for its anticipated future operations. Long-Term trends will depend upon the ability of management to continue to find new production to replace the depletion of the Company's present minerals as well as increasing the Company's income from timber and agriculture.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                 BALANCE SHEET

                                     ASSETS



                                                                  SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
           CURRENT ASSETS
  Cash and cash equivalents                                               $  505,549           $  145,659
  Accounts receivables                                                       433,361               97,570
  Accrued Interest                                                                                  3.820
  Prepaid income taxes                                                                             74,663
                                                                                               ----------
  Total Current Assets                                                    $  938,910           $  321,712
                                                                          ----------           ----------
  SECURITIES AVAILABLE FOR SALE                                           $   62,597           $  261,841
                                                                          ----------           ----------
  PROPERTY AND EQUIPMENT,
  Less accumulated depreciation, depletion and amortization.              $   97,708           $   16,714
  Timber, less accumulated depletion                                         586,435              380,159
  Land                                                                     3,660,478            3,352,003
                                                                          ----------           ----------
  Total Property                                                          $4,344,621           $3,748,876
                                                                          ----------           ----------
  TOTAL                                                                   $5,346,128           $4,335,429
                                                                          ----------           ----------

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                 BALANCE SHEET

                       LIABILITIES & STOCKHOLDERS' EQUITY



                                                                SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
       CURRENT LIABILITIES
  Current Maturities Of Long-Term Debt                               $   88,656           $   57,829
  Trade Payables And Accrued Expenses                                     3,469               15,123
  Income Taxes Payable                                                  289,978
  Current Deferred Tax Liability, Net                                    12,573               15,259
  Dividends Payable                                                      59,363               59,913
                                                                     ----------           ----------
  Total Current Liabilities                                          $  454,039           $  148,124
                                                                     ----------           ----------
  LONG-TERM DEBT, Less Correct Maturities                            $  311,344           $  701,889
                                                                     ----------           ----------
  SHAREHOLDERS' EQUITY
  Common Stock, no par value, - -
  3,000,000 shares  authorized; 2,100,000 shares issued              $   72,256           $   72,256
  Retained earnings                                                   4,697,958            3,543,113
  Unrealized appreciation on investments
  available for sale, net of tax of
  $2,588 in 1999 and $5,539in 1998                                        3,884                8,350
                                                                     ----------           ----------
                                                                     $4,774,098           $3,623,719
  Less cost treasury stock (1999 - 121,248 shares;
  1998 - 102,898 shares)                                                193,353              138,303
                                                                     ----------           ----------
  Total Equity                                                       $4,580,745           $3,485,416
                                                                     ----------           ----------
   TOTAL                                                             $5,346,128           $4,335,429
                                                                     ----------           ----------

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                   STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                        THREE MONTHS ENDED                           NINE MONTHS ENDED
                                               SEPTEMBER 30, 1999    SEPTEMBER 30, 1998    SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
  REVENUES
  Income-primarily from oil and gas
   properties                                          $  948,570            $  151,156            $1,433,059            $  470,872
  Agricultural Income                                      73,728                72,169               139,360               101,541
  Timber Income                                            26,852                                     272,587                42,536
                                                       ----------                                  ----------            ----------
  TOTAL                                                $1,049,150            $  223,325            $1,845,006            $  614,949
                                                       ----------            ----------            ----------            ----------
  COSTS AND EXPENSES
  Oil and gas production costs                         $   32,964            $   21,347            $   52,040            $   54,032
  Agriculture expense                                       4,953                 2,812                13,488                 9,257
  Forestry expenses                                         2,377                10,323                29,488                15,485
  General and Administrative                               26,708                24,868               125,758                99,695
  Depreciation and depletion                                1,128                 1,200                 9,052                 4,451
                                                       ----------            ----------            ----------            ----------
  TOTAL                                                $   68,130            $   60,550            $  229,826            $  182,920
                                                       ----------            ----------            ----------            ----------
  OTHER INCOME (EXPENSE):
  Interest Income                                      $    1,933            $    4,333            $    5,026            $   13,737
  Dividends on Common Stock                                                                             2,159                 1,799
  Gain on sale of Assetts                                                                              30,703
  Interest Expense                                        (10,337)              (16,524)              (46,920)              (49,328)
                                                       ----------            ----------            ----------            ----------
  TOTAL                                                $   (8,404)           $  (12,191)           $   (9,032)           $  (33,792)
                                                       ----------            ----------            ----------            ----------
  INCOME OR LOSS BEFORE
  INCOME TAXES AND
  EXTRAORDINARY CREDITS                                $  972,616            $  150,584            $1,606,148            $  398,237
  PROVISION FOR INCOME TAXES:
  Current                                                 313,401                41,327               521,318               120,386
                                                       ----------            ----------            ----------            ----------
  NET INCOME OR (LOSS)                                 $  659,215            $  109,257            $1,084,830            $  277,851
  RETAINED EARNINGS,
  BEGINNING OF PERIOD                                   4,094,808             3,493,764             3,669,193             3,445,006
  DIVIDENDS                                               (56,065)              (59,908)              (56,065)             (179,744)
                                                       ----------            ----------            ----------            ----------
  RETAINED EARNINGS END OF
  PERIOD                                               $4,697,958            $3,543,113            $4,697,958            $3,543,113
                                                       ----------            ----------            ----------            ----------
  NET INCOME PER COMMON SHARE                                $.33                  $.05                  $.55                  $.14

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                            STATEMENTS OF CASH FLOWS

                                                           THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                SEPTEMBER 30, 1999    SEPTEMBER 30, 1998    SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
  CASH FLOWS FROM
  OPERATING ACTIVITIES
  Net Income (or Loss)                                   $ 659,215             $ 109,257            $1,084,830            $ 277,851
  Non cash (income) expenses
   included in net income:
  Depreciation, depletion and
   amortization                                              1,128                 1,200                 9,052                4,451
  CHANGE IN ASSETS
  AND LIABILITIES:
  (Increase) decrease in                                  (237,493)              (35,860)             (281,695)             (29,531)
   accounts receivable
  (Increase) decrease in                                                                                11,976               13,617
   inventory
  (Increase) decrease in                                                                                   773                1,762
   prepaid expenses
  (Increase) decrease in                                                         (23,634)               71,882              (74,663)
   prepaid income taxes
  Increase (decrease) in accrued interest                                         (3,820)                                    (3,820)
   income
  Increase (decrease) in trade payables                     (1,738)               11,879                (4,241)              (7,668)
   and accrued interest
  Increase (decrease) in dividends payable                  59,363                    (5)               59,363                   (5)
  Increase (decrease) in
   income tax payable                                      172,401             _________               289,978              (22,817)
                                                         ---------                                  ----------            ---------
  Net Cash Provided by
   Operating Activities                                  $ 652,876             $  59,017            $1,241,918            $ 159,177
                                                         ---------             ---------            ----------            ---------

  CASH FLOWS FROM
  INVESTING ACTIVITIES:
  Purchase of Property and
   equipment and reforestation                           $  (6,417)            $  (3,197)           $   (6,417)           $ (14,802)
                                                         ---------             ---------            ----------            ---------
  Net cash provided (used in)
   Investing Activities                                  $  (6,417)            $  (3,197)           $   (6,417)           $ (14,802)
                                                         ---------             ---------            ----------            ---------
  CASH FLOWS FROM
  FINANCING ACTIVITIES:
  Principal payments on long-                            $(176,593)             $(12,876)            $(787,064)           $ (40,282)
   term borrowing
  Dividends paid                                           (56,065)              (59,908)              (56,065)            (179,744)
  Payments to acquire
   treasury stock                                                                                                              (600)
                                                         ---------             ---------            ----------            ---------
  Net cash provided by (used in)                         $(232,658)            $ (72,784)           $ (843,129)           $(220,626)
   financing activities                                  _________             _________             _________             ________
  Net increase (decrease) in                             $ 413,801             $ (16,964)           $  392,372            $ (76,251)
   cash & cash equivalents
  CASH AND CASH EQUIVALENTS:
  Beginning                                                 91,748               162,623               113,177              221,910
                                                         ---------             ---------            ----------            ---------
  Ending                                                 $ 505,549             $ 145,659            $  505,549            $ 145,659
                                                         ---------             ---------            ----------            ---------


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


Dated November 5, 1999