Form 10-K
period 1999-12-31
CALCASIEU REAL ESTATE & OIL CO INC
filed 2000-03-15
CIK 352955

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 1999       Commission File Number 0-9669

                    CALCASIEU REAL ESTATE AND OIL CO., INC.
            (Exact Name of registrant as specified in its charter)

                    Louisiana                      72-0144530
         (State of other jurisdiction of         (I.R.S. Employer
         incorporation or organization)          Identification No.)

                 One Lakeside Plaza
               Lake Charles, Louisiana                 70601
        (Address of principal executive offices)     (Zip Code)

      Registrant's telephone number, including area code:  (337) 494-4256

          Securities registered pursuant to Section 12(b) of the Act:

            Title of each Class          Name of each exchange
                                          on which registered

                   None                      Not Applicable


          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, No Par Value
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                 Yes [x]   No[ ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Trading in the Company's common stock is limited and sporadic and its common stock has no readily established market value.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date. Common Stock, No Par Value, 1,974,352 shares outstanding at February 29, 2000.

                      Documents Incorporated by Reference

               Document                      Part of Form 10K
               ---------                     ----------------
         Definitive Proxy Statement           Parts I and III

                                     PART 1

ITEM 1.  BUSINESS

         The registrant, Calcasieu Real Estate and Oil Co., Inc., (the "Company") was incorporated under Louisiana law in 1930 to hold real estate and royalty interests located in Southwest Louisiana.

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

         Of this total, 5,701 represents a 1/6th interest in 34,189 acres, which is managed by Walker Louisiana Properties, a joint venture consisting of the land owners. The Company also owns a 40% interest in 1,577 of these acres. Of the Walker Louisiana acreage, the Company does not own minerals on 3,247 gross or 541 net acres.

         In April, 1992, the Company purchased a 100% interest in the surface rights and a 50% interest in the mineral rights to 952 acres, consisting of mainly timber lands located in Beauregard and Calcasieu Parishes. There is no production on this acreage.

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

Industry Segments

         The purchase of additional real estate in 1990, 1992, 1997, and 1999 has created "Agricultural Properties" and "Timber Properties" as additional industry segments because revenues from these properties exceed 10% of total revenues. The Company also receives mineral rentals and royalties from some of these properties. Note 7 to the Financial Statements on page 24 sets forth information on the business segments.

EMPLOYEES

         The Company currently employs a total of five persons in a part-time capacity. The Company is subject to no union contracts nor does the Company have any pension, profit sharing or deferred compensation plans.

CUSTOMERS

         The Company had two customers, the sales to which equal or exceed 10% of the Company's total revenues. In 1999, sales to Neumin Production accounted for 78% of revenues and sales to Mitchell Energy accounted for 12% of revenues.

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

         In February of 1990 the Company acquired a 12.5% undivided fee interest in 34,309 acres (4,289) net acres) located in the Louisiana parishes of Allen, Beauregard, Calcasieu, Cameron, Jefferson Davis, Sabine and Vermilion, and in 1999 the Company acquired an additional 4.17% interest in the same acreage. A portion of these lands are the same as the 1,748 acres in which the company owned a 40% position described in the first paragraph above. This property consists of 17,088 gross acres of agriculture land, 7,572 acres of commercial timber, 4,196 acres in pasture, 4,253 acres of marsh land and 1,200 acres for future subdivision as it is contiguous to the city limits of Lake Charles. The company participates in oil and gas production in Southeast Lunita Field, Lake Arthur Field, Edgerly Field, Welsh Field and North Indian Village Field. Most of the oil and gas income in 1999 came from the company's

50% ownership in 443 acres that are located in the North Indian Village Field, Calcasieu Parish, developed and operated by Neumin Production Company. The Company has also participated for the 1/6th interest in the granting of oil and gas leases which are yet to be drilled.

         In April of 1992, the Company purchased 952 acres of timberland in Calcasieu and Beauregard Parishes for $475,000.

         On October 29, 1997, Calcasieu Real Estate and Oil Co., Inc. purchased 3,496 acres of land in Cameron Parish, Louisiana, from Amoco Production Company for $1,663,000.

         The table below shows, for the years ended December 31, 1999, December 31, 1998, and December 31, 1997, net gas produced in thousands of cubic feet
(MCF) and net oil (including condensate and natural gas liquids) produced in barrels (Bbl), average sales prices and average production costs, relating to oil and gas attributable to the royalty interests and working interest held by the Company.

                                             Year Ended           Year Ended           Year Ended
                                                   12/31/97             12/31/98             12/31/99
Net gas produced (MCF)                              107,403              169,595              364,883

Average gas sales price (Per MCF)(1)              $    2.85            $    2.31            $    2.28

Net Oil Produced (Bbl)                                4,956                8,196               32,987

Average Oil Sales price (Per Bbl)(1)              $   19.60            $   13.28            $   16.58

Average sales price of oil and gas                $    2.87            $    2.47            $    3.63
 per MCF equivalent (1)(2)

Average production cost of oil and
 gas per MCF equivalent (2)
     Royalty Interests                                  .14                  .11                  .13

     Working Interests                                 2.90                 3.06                 1.48

(1) Before deduction of production
 and severance taxes.

(2) Oil production is converted to
 MCF equivalents at the rate of 6
 MCF's per barrel, representing the
 approximate relative energy content
 of oil and natural gas.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a co-defendant in a lawsuit filed by owners of eighty acres, which the defendants owned the minerals. The landowners are asserting that the mineral interest prescribed. Company's counsel has advised that he cannot offer an opinion on the outcome awaiting review of the facts. The defendants intend to defend the suit vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to security holders during the fourth quarter.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

         As of February 29, 2000, the common stock of Calcasieu Real Estate and Oil Co., Inc. was owned by 724 stockholders. During the three years preceding the date hereof, there has been only limited and sporadic trading in the Company's Common Stock, principally among its shareholders.

         In the year ended December 31, 1999, 103,500 shares were traded with a high of 4 1/2 and a low of 2 3/4. The last trade during this period was on December 14, 1999, for 8,000 shares at a price of 4 1/2. Below is the trading range.

                                  Volume                      High                       Low
01/01/99 - 03/31/99                        15,400                          4                      2 3/4
04/01/99 - 06/30/99                        58,800                          4                      2 3/4
07/01/99 - 09/30/99                         6,800                          4                          3
10/01/99 - 12/31/99                        22,500                      4 1/2                          3

Dividends were paid per share on Common Stock as follows by record date: March 28, 1997, $.03; June 27, 1997, $.03; September 26, 1997, $.03; December 30,
1997, $.03, March 27, 1998, $.03; June 26, 1998, $.03; September 30, 1998, $.03;
September 30, 1999, $.03; December 28, 1999, $.05. There are no restrictions on the paying of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

                                Ended           Ended           Ended           Ended           Ended
                                 12/31/95        12/31/96        12/31/97        12/31/98        12/31/99

Revenues                       $  812,137      $  672,294      $  967,632      $  897,027      $2,646,491

Income before income              518,093       1,244,583         776,445         585,182       2,279,814
 taxes

Earnings per common                   .17             .40             .26             .20             .78
 share (1)

Total assets                   $3,018,542      $3,445,721      $4,307,077      $4,759,327      $5,212,540

Cash Dividends declared               .06             .09             .12             .09             .08
 per common stock

(1) Earnings per common share presented are based on the weighted average outstanding shares of about 1,979,000 in 1999, 1,995,000 in 1998, 1,997,000 in 1997, 1,997,000 in 1996, and 1,998,000 in 1995.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Income after taxes was up 283% in 1999 from 1998. This was caused by several factors. First, the Company had an increase in revenues of 195% in 1999 from 1998. During 1999, gas production increased 115% while the average sale price decreased 1%. Oil production increased 302% and the average sales price increased 25%. Income from mineral leases and lease bonuses increased 9%. The total net income before taxes for all operations from the property purchased in 1990 was up from $334,552 to $463,155 or an increase of 38%.

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

Executive officer of Registrant as of February, 2000, are as follows:

             NAME                      Age                     Position with Registrant
------------------------------   ---------------   -------------------------------------------------
Arthur Hollins, III                           69   President & Director
William D. Blake                              67   Vice President, Treasurer and Director
Charles D. Viccellio                          66   Vice President, Secretary and Director

The occupations of such executive officers during the last five years and other principal affiliations are:

             Name
------------------------------

Arthur Hollins, III              Director of the Company since 1975; President of the Company since 1979; Chairman of the Board at the First National Bank of
                                 Lake Charles from 1968 to 1999; President of Bank One,
                                 Southwest Louisiana, from 1998 to April, 1999.

William D. Blake                 Director of the Company since 1966; Secretary-Treasurer of the
                                 Company from 1966-1979; Vice-President and Treasurer of the
                                 Company since 1979; General Manager of J. A. Bel Estate
                                 (ownership and cultivation of timberland) and the Quatre Parish
                                 Company (rice farming); President of Lacassane Co., Inc. and
                                 Howell Industries, Inc.; Director of Sweetlake Land and Oil
                                 Co., Inc.

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

                         CALCASIEU REAL ESTATE AND OIL CO., INC.


                         BY:  /s/ Arthur Hollins, III
                            ----------------------------------
                               Arthur Hollins, III, President
Dated March 13, 2000

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities with regard to Calcasieu Real Estate and Oil Co., Inc. and on the date indicated:

/s/ Arthur Hollins, III                       President
-------------------------------------------   (Chief Executive Officer and Director)
Arthur Hollins, III

/s/ William D. Blake                          Vice President & Treasurer
-------------------------------------------   (Principal Financial Officer and Director)
William D. Blake

/s/ Charles D. Viccellio                      Vice President & Secretary, (Director)
-------------------------------------------
Charles D. Viccellio

/s/ Henry C. Alexander                        Director
-------------------------------------------
Henry C. Alexander

/s/ Troy A. Freund                            Director
-------------------------------------------
Troy A. Freund

/s/ Laura A. Leach                            Director
-------------------------------------------
Laura A. Leach

/s/ Frank O. Pruitt                           Director
-------------------------------------------
Frank O. Pruitt

/s/ B. James Reaves, III                      Director
-------------------------------------------
B. James Reaves, III

/s/ Mary W. Savoy                             Director
-------------------------------------------
Mary W. Savoy

Dated:  March 13, 2000

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                            Lake Charles, Louisiana





                                  C O N T E N T S

                                                                Page
INDEPENDENT AUDITORS' REPORT ON THE FINANCIAL STATEMENTS
 AND SUPPLEMENTARY INFORMATION                                    9

FINANCIAL STATEMENTS

 Balance sheets                                                  10
 Statements of income                                            11
 Statements of changes in stockholders' equity                12-13
 Statements of cash flows                                     14-15
 Notes to financial statements                                16-30

SUPPLEMENTARY INFORMATION

 Property, plant and equipment                                   31
 Accumulated depreciation, depletion and amortization            32

SCHEDULE OMITTED

 Schedules, other than those listed above, have been omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Calcasieu Real Estate & Oil Co., Inc.
Lake Charles, Louisiana


    We have audited the accompanying balance sheets of Calcasieu Real Estate & Oil Co., Inc. as of December 31, 1999 and 1998, and the related statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Co-owners' Undivided Two-Thirds Interest in Walker Louisiana Properties as of and for the year ending December 31, 1998, of which Calcasieu Real Estate & Oil Co., Inc. owns a twenty-five percent undivided interest. The twenty-five percent undivided interest consists of total assets of $1,781,597 as of December 31, 1998, and total revenues of $443,421 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and in our opinion, insofar as it relates to the amounts included for the Co-Owners' Undivided Two-Thirds Interest in Walker Louisiana Properties, is based solely on the report of the other auditors.

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

    In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Calcasieu Real Estate & Oil Co., Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

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



Lake Charles, Louisiana
March 1, 2000

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                BALANCE SHEETS

                          December 31, 1999 and 1998

    ASSETS                                                          1999         1998
                                                                -----------   ----------
CURRENT ASSETS
  Cash and cash equivalents                                     $   471,821   $  113,177
  Accounts receivable                                               452,955      151,666
  Inventory-harvested crops                                          10,281       11,976
  Prepaid income taxes                                                    -       71,882
  Prepaid expense and other                                             674          773
                                                                -----------   ----------
     Total current assets                                           935,731      349,474
                                                                -----------   ----------
SECURITIES AVAILABLE-FOR-SALE                                        76,267       62,597
                                                                -----------   ----------
PROPERTY AND EQUIPMENT (less accumulated depreciation,
  depletion and amortization of $450,507 in 1999 and
  $434,257 in 1998)                                                  98,563       97,115
  Timber (less accumulated depletion of $228,876 in 1999
   and $213,423 in 1998)                                            486,188      589,663
  Land                                                            3,615,791    3,660,478
                                                                -----------   ----------
                                                                  4,200,542    4,347,256
                                                                -----------   ----------
                                                                $ 5,212,540   $4,759,327
                                                                ===========   ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt                          $         -   $  158,840
  Trade payables and accrued expenses                                11,144        7,710
  Dividends payable                                                  98,938            -
  Income taxes payable:
   Current                                                          151,282            -
   Deferred, net                                                     20,173       12,573
                                                                -----------   ----------
     Total current liabilities                                      281,537      179,123
                                                                -----------   ----------
LONG-TERM DEBT, less current maturities                                   -    1,028,224
                                                                -----------   ----------
STOCKHOLDERS' EQUITY
  Common stock, no par value; 3,000,000 shares authorized;
   2,100,000 shares issued                                           72,256       72,256
  Retained earnings                                               5,059,618    3,669,193
  Accumulated other comprehensive income                             12,086        3,884
                                                                -----------   ----------
                                                                  5,143,960    3,745,333
  Less cost of treasury stock (1999 125,648 and
   1998 121,248 shares)                                             212,957      193,353
                                                                -----------   ----------
                                                                  4,931,003    3,551,980
                                                                -----------   ----------
                                                                 $5,212,540   $4,759,327
                                                                ===========   ==========

See Notes to Financial Statements.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                             STATEMENTS OF INCOME
                 Years Ended December 31, 1999, 1998 and 1997

                                                   1999          1998         1997
                                                ----------    ---------    ---------

Revenues                                        $2,646,491    $ 897,027    $ 967,632
                                                ----------    ---------    ---------
Costs and expenses:
 Oil and gas production                             84,605       50,511       59,503
 Agricultural                                       12,886       10,935       12,419
 Timber                                             45,651       17,324       18,062
 Depreciation, depletion and amortization           20,484       16,817       14,359
                                                   163,626       95,587      104,343
                                                ----------    ---------    ---------
         Income from operations                  2,482,865      801,440      863,289
                                                ----------    ---------    ---------
Other income (expense):
 Interest income                                    22,508       17,022       68,177
 Dividends on stock                                  2,159        1,799          530
 Realized gain on sale of investments in
   available-for-sale securities                         -       13,172       19,356
 Gain on sale of assets                             31,536            -            -
 General and administrative                       (207,962)    (180,381)    (161,735)
 Interest expense                                  (51,292)     (67,870)     (13,172)
                                                ----------    ---------    ---------
                                                  (203,051)     (216,258)    (86,844)
                                                ----------    ---------    ---------
        Income before income taxes               2,279,814      585,182      776,445
                                                ----------    ---------    ---------
Federal and state income taxes:
 Current                                           732,622      180,987      259,817
 Deferred                                            2,132          264        3,710
                                                ----------    ---------    ---------
                                                   734,754      181,251      263,527
                                                ----------    ---------    ---------
        Net income (per common share):
          1999 $.78; 1998 $.20; 1997
          $.26                                  $1,545,060    $ 403,931    $ 512,918
                                                ==========    =========    =========

See Notes to Financial Statements.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 Years Ended December 31, 1999, 1998 and 1997

                                                                          Accumulated
                                                                            Other           Capital
                                       Comprehensive     Retained       Comprehensive       Stock     Treasury
                                           Income        Earnings           Income          Issued      Stock
                                       -------------     ---------      -------------      --------   ---------
Balance, January 1, 1997                  $        -     $3,164,703         $ 6,938        $ 72,256    $137,643

Comprehensive income:
 Net income                                  512,918        512,918               -               -           -

Other comprehensive income:
 Unrealized gains on securities
   available for sale:
   Unrealized holding gains
     occurring during period net
     of taxes of $8,026                       12,040              -               -               -           -
   Less reclassification
    adjustment for gains included
     in net income, net of taxes
     of $7,742                               (11,614)             -               -               -           -
                                          -----------
Other comprehensive income, net
   of tax                                        426              -             426               -           -
                                          ----------
 Total comprehensive income               $  513,344
                                          ==========

Purchase of treasury stock                         -              -               -              60
Dividends                                                  (232,615)              -               -           -
                                                        -----------       ---------        --------    --------
Balance, December 31, 1997                                3,445,006           7,364          72,256     137,703

Comprehensive income:
 Net income                               $  403,931        403,931               -               -           -

Other comprehensive income:
 Unrealized gains on securities
   available for sale:
   Unrealized holding gains
     occurring during period net
     of taxes of $2,949                        4,423              -               -               -           -
   Less reclassification
    adjustment for gains included
     in net income, net of taxes
     of $5,269                                (7,903)             -               -               -           -
                                          ----------
Other comprehensive income, net
   of tax                                     (3,480)             -          (3,480)              -           -
                                          ----------
 Total comprehensive income               $  400,451
                                          ==========

                           (continued on next page)

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 Years Ended December 31, 1999, 1998 and 1997

                                                                      Accumulated
                                                                        Other          Capital
                                       Comprehensive    Retained     Comprehensive      Stock        Treasury
                                           Income       Earnings        Income         Issued          Stock
                                       ------------    ---------     --------------    ------       ----------

Purchase of treasury stock                                     -               -             -          55,650
Dividends                                               (179,744)              -             -               -
                                                      ----------      ----------     ---------       ---------
Balance, December 31, 1998                             3,669,193           3,884        72,256         193,353

Comprehensive income:
 Net income                              $1,545,060    1,545,060               -             -               -

Other comprehensive income:
 Unrealized gains on securities
   available for sale:
   Unrealized holding gains
     occurring during period net
     of taxes of $5,468                       8,202            -               -             -               -
                                        -----------
 Other comprehensive income, net
   of tax                                     8,202            -           8,202             -               -
                                        -----------
 Total comprehensive income              $1,553,262
                                        ===========
Purchase of treasury stock                                     -               -             -          19,604
Dividends                                               (158,300)              -             -               -
Refund of prior year unclaimed
 dividends and other                                       3,665               -             -               -
                                                      ----------      ----------     ---------       ---------
Balance, December 31, 1999                            $5,059,619      $   12,086     $  72,256       $ 212,957
                                                      ==========      ==========     =========       =========

See Notes to Financial Statements.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                           STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1999, 1998 and 1997

                                                           1999          1998          1997
                                                        -----------    ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                             $ 1,545,060    $ 403,931     $  512,918
 Noncash (income) expenses included in net income:
   Depreciation, depletion and amortization                  20,484       16,817         14,359
   Realized (gains) on sale of available-for-sale
     securities                                                   -      (13,172)       (19,356)
   Gain on sale of assets                                   (31,536)           -              -
   Loss on asset retirement                                     926            -              -
   Change in assets and liabilities:
     (Increase) decrease in trade accounts and
       other receivables                                   (301,289)     (83,627)         5,516
     (Increase) decrease in inventory                         1,695        1,641        (10,767)
     (Increase) decrease in prepaid income taxes             71,882      (71,882)             -
     Decrease in prepaid expenses                                99          989          8,396
     Increase (decrease) in trade payables                    3,434      (15,082)        14,945
     Increase (decrease) in other liabilities               252,353      (82,470)      (238,996)
                                                        -----------    ---------     ----------
        Net cash provided by operating activities         1,563,108      157,145        287,015
                                                        -----------    ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from rights of way                                 43,846            -          7,826
 Proceeds from sale of timber                               123,142            -              -
 Available-for-sale securities:
   Maturities                                                     -            -        500,000
   Purchases                                                      -            -       (250,951)
   Sales                                                          -      208,000        529,077
 Purchase of land, property and equipment                   (10,149)    (625,548)    (1,731,845)
                                                        -----------    ---------     ----------
        Net cash provided by (used in) investing
          activities                                        156,839     (417,548)      (945,893)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long-term borrowings                               -      450,000        900,000
 Principal payments on long-term borrowing               (1,187,064)     (62,936)      (100,000)
 Dividends paid, net of refunds                            (154,635)    (179,744)      (232,615)
 Payments to acquire treasury stock                         (19,604)     (55,650)           (60)
                                                        -----------    ---------     ----------
        Net cash provided by (used in) financing
          activities                                     (1,361,303)     151,670        567,325
                                                        -----------    ---------     ----------
        Net increase (decrease) in cash and
          cash equivalents                                  358,644     (108,733)       (91,553)

Cash and cash equivalents:
 Beginning                                                  113,177      221,910        313,463
                                                        -----------    ---------     ----------
 Ending                                                 $   471,821    $ 113,177     $  221,910
                                                        ===========    =========     ==========

                                                        (continued on next page)

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                           STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1999, 1998 and 1997
                                  (Continued)


                                             1999       1998       1997
                                           --------   --------   --------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
 Cash payments for:
   Interest                                $ 53,506   $ 66,573   $ 12,255
   Income taxes                             509,458    275,686    498,069

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES
 Net change in unrealized and realized
   gains on available-for-sale securities     8,202     (3,480)       426



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

Note 2. Securities Available-for-Sale

        Debt and equity securities have been classified in the balance sheet according to management=s intent in the current and noncurrent asset sections under the headings securities available-for-sale. The carrying amount of securities and their approximate fair values at December 31, 1999 and 1998 follow:

                         NOTES TO FINANCIAL STATEMENTS


                                                  Gross         Gross
                                    Amortized   Unrealized    Unrealized
                                      Cost        Gains         Losses      Fair Value
                                    ---------   -----------   ----------    ----------
Available-for-sale securities:
 December 31, 1999:
 Equity securities                  $  56,123    $  20,144     $       -     $  76,267
 Municipal securities                       -            -             -             -
 U.S. government securities                 -            -             -             -
                                     ---------   ---------     ----------    ----------
                                    $  56,123    $  20,144     $       -     $  76,267
                                    =========    =========     ==========    ==========

Available-for-sale securities:
 December 31, 1998:
 Equity securities                  $  56,123    $   6,474     $       -     $  62,597
 Municipal securities                       -            -             -             -
 U.S. government securities                 -            -             -             -
                                    ---------    ---------     ----------    ----------
                                    $  56,123    $   6,474     $       -     $  62,597
                                    =========    =========     ==========    ==========

Gross realized gains and gross realized losses on sales of available-for-sale securities were:

                                                                  1999          1998
                                                               ----------    ----------
Gross realized gains:
 U.S. government and agency securities                         $       -     $       -
 Municipal securities                                                  -        13,172
 Equity securities                                                     -             -
                                                               ----------    ----------
                                                               $       -     $  13,172
                                                               ==========    ==========

Gross realized losses:
 U.S. government and agency securities                         $       -     $       -
 Municipal securities                                                  -             -
 Equity securities                                                     -             -
                                                               ----------    ----------
                                                               $       -     $       -
                                                               ==========    ==========

Note 3.  Oil and Gas Properties

         Results of operations for oil and gas producing activities at December 31, 1999, 1998 and 1997 is as follows:

                         NOTES TO FINANCIAL STATEMENTS



                                               1999         1998        1997
                                             ----------    --------    --------
         Gross revenues:
           Royalty interests                 $2,017,723    $563,033    $353,862
           Working interests                     24,095      19,115      39,894
                                              2,041,818     582,148     393,756
         Less:
           Production costs                      84,605      50,511      59,503
           Exploration expenses                       -           -           -
           Depreciation, depletion and
            amortization                            318         580       1,515
                                             ----------    --------    --------
            Results before income tax
              expenses                        1,956,895     531,057     332,738

         Income tax expenses                    630,682     164,487     112,932
                                             ----------    --------    --------
            Results of operations from
              producing activities
              (excluding corporate
              overhead)                      $1,326,213    $366,570    $219,806
                                             ==========    ========    ========

       Costs incurred in oil and gas activities:

         The major costs incurred in connection with the Company's oil and gas operations (which are conducted entirely within the United States) at December 31, 1999, 1998 and 1997 are as follows:

                                                1999         1998       1997
                                              ---------    ---------   --------
           Acquisition costs-working and
            royalty interests                 $       -     $       -  $      -
                                              =========     =========  ========


           Exploration costs                  $      -      $       -  $      -
                                              ========      =========  ========


           Development costs                  $    932      $  3,741   $    862
                                              ========      ========   ========

       Reserve quantities (unaudited):

         Reserve information relating to estimated quantities of the Company's interest in proved reserves of natural gas and crude (including condensate and natural gas liquids) is not available. Such reserves are located entirely within the United States. A schedule indicating such reserve quantities is, therefore, not presented.

                         NOTES TO FINANCIAL STATEMENTS



         The wells remain in production at December 31, 1999, including royalty interests and working interests obtained through back-in provisions of royalty agreements. Production from such royalty interests and working interests comprises 100% of the Company's oil and gas revenues in 1999, 1998 and 1997.

         Actual production has exceeded original estimates of reserves, and remaining reserves have not been revised. Therefore, the Company is not able to complete the computations of discounted future cash flows and reconciliation thereof.


Note 4.  Income Taxes

       The Company files federal income tax returns on a calendar year basis.

       The net deferred tax liability in the accompanying balance sheet includes the following components at December 31, 1999 and 1998:

                                                        1999         1998
                                                      --------     ---------
         Deferred tax assets                          $  3,203     $     918
         Valuation allowance                                 -             -
         Deferred tax liabilities                      (15,318)      (10,902)
         Deferred tax liabilities on unrealized
           appreciation on securities available
           for sale                                     (8,058)       (2,589)
                                                      --------     ---------
            Net deferred tax liability                $(20,173)    $ (12,573)
                                                      ========     =========


       A reconciliation between income taxes, computed by applying statutory tax rates to income before income taxes and income taxes provided at December 31, 1999, 1998 and 1997 is as follows:

                                              1999          1998         1997
                                            ---------     --------     --------
         Tax at statutory rates             $ 775,137     $198,962     $263,991

         Tax effect of the following:
           Statutory depletion                (99,490)     (27,084)     (18,384)
           Dividend exclusion                    (514)        (428)        (126)
           State income tax                    61,094       13,126       21,226
           Investment tax credit                 (167)           -       (1,000)
           Other                               (1,306)      (3,325)      (2,180)
                                            ---------     --------     --------
                                            $ 734,754     $181,251     $263,527
                                            =========     ========     ========

                         NOTES TO FINANCIAL STATEMENTS


       Deferred income taxes result from timing differences in the recognition of revenue and expenses for tax and financial statement purposes. The Company was entitled to an investment tax credit related to reforestation expenditures totaling $167 for the year ended December 31, 1999. The effect of these timing differences at December 31, 1999 and 1998 is as follows:

                                                          1999       1998
                                                       ---------   ---------
         Conversion of tax return from cash
           to accrual basis for financial
           reporting                                   $ (14,344)  $  (9,926)

         Excess of depreciation and depletion
           expensed for tax purposes (under)
           amount eyxpensed for financial
           statement purposes                              2,229         (59)

         Unrealized gain on marketable securities         (8,058)     (2,588)
                                                       ---------   ---------
                                                       $ (20,173)  $ (12,573)
                                                       =========   ==========

Note 5.  Long-Term Debt


       Following is a summary of long-term debt at December 31, 1999 and 1998:

                                                          1999       1998
                                                       ---------   ---------
Note payable to bank, due in equal monthly
installments of $9,863, including interest
at 8.25% with a final payment estimated at
$492,062 plus accrued interest due on
December 26,2002.  Secured by real estate.             $       -   $  745,888

Note payable to bank, due in equal monthly
installments of $10,956, including interest
at 7.75%.  Secured by real estate.                             -      441,176
                                                       ---------   ----------
                                                               -    1,187,064
Less current maturities of long-term debt                      -      158,840
                                                       ---------   ----------
                                                       $       -   $1,028,224
                                                       =========   ==========

                                  NOTES TO FINANCIAL STATEMENTS



Note 6.  Line of Credit

       As of December 31, 1999, the Company had available an unsecured line of credit in the amount of $750,000. The balance on this line of credit was $-0- at December 31, 1999.


Note 7.  Company Operations

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


       Following is a summary of segmented information for 1999, 1998 and 1997:

                                           1999          1998        1997
                                        ----------    ---------    ---------
        REVENUES
         Oil and gas properties       $ 2,102,773     $ 672,497    $ 691,934
         Agricultural properties          197,719       127,832       82,329
         Timber properties                308,411        64,178      179,543
         All other segments                37,588        32,520       13,826
                                      -----------     ---------    ---------
                                      $ 2,646,491     $ 897,027    $ 967,632
                                      ===========     =========    =========

        COSTS AND EXPENSES
         Oil and gas properties       $    84,923     $  51,091    $  61,018
         Agricultural properties           16,667        13,509       14,699
         Timber properties                 61,104        29,723       27,764
         All other segments                   932         1,264          862
                                      -----------     ---------    ---------
                                      $   163,626     $  95,587    $ 104,343
                                      ===========     =========    =========

                         NOTES TO FINANCIAL STATEMENTS

                                      1999           1998           1997
                                   ----------     ----------     ----------
INCOME FROM OPERATIONS
 Oil and gas properties            $2,017,850     $  621,406     $  630,916
 Agricultural properties              181,052        114,323         67,630
 Timber properties                    247,307         34,455        151,779
 All other segments                    36,656         31,256         12,964
                                   ----------     ----------     ----------
                                    2,482,865        801,440        863,289

OTHER INCOME (EXPENSE)               (203,051)      (216,258)       (86,844)
                                   ----------     ----------     ----------
INCOME BEFORE INCOME TAXES         $2,279,814     $  585,182     $  776,445
                                   ==========     ==========     ==========

IDENTIFIABLE ASSETS
 Oil and gas properties            $  980,179     $  694,203     $  546,971
 Agricultural properties            2,530,002      2,531,025      2,303,368
 Timber properties                  1,067,912        891,510        969,842
 All other segments                    85,685         85,685              -
                                   ----------     ----------     ----------
                                    4,663,778      4,202,423      3,820,181

GENERAL AND CORPORATE ASSETS          548,762        556,904        486,896

TOTAL ASSETS                       $5,212,540     $4,759,327     $4,307,077
                                   ==========     ==========     ==========


CAPITAL EXPENDITURES
 Oil and gas properties            $    2,947     $   96,320     $        -
 Agricultural properties                    -        222,789      1,678,281
 Timber properties                      3,453        220,754         40,101
 All other segments                     3,749         85,685              -
                                   ----------     ----------     ----------
                                   $   10,149     $  625,548     $1,718,382
                                   ==========     ==========     ==========

DEPRECIATION, DEPLETION AND
 AMORTIZATION
 Oil and gas properties            $      318     $      580     $    1,515
 Agricultural properties                3,781          2,574          2,280
 Timber properties                     15,453         12,399          9,702
 All other segments                       932          1,264            862
                                   ----------     ----------     ----------
                                   $   20,484     $   16,817     $   14,359
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


       The following summarizes major customer information at December 31, 1999, 1998 and 1997 from oil and gas revenues:

                                         Sales to Purchaser as a
                                       Percentage of Total Revenues
                                       ----------------------------
             Purchaser                    1999     1998      1997
             ---------                 --------  -------   --------

         Riceland Petroleum Company       2%       10%       35%
         Coastal                          -         1%       12%
         Woodlawn                         2%        6%       12%
         Mitchell Energy                 12%       34%        -
         Neumin Production               78%       34%        -


Note 8.  Related Party Transactions

       As of April 1, 1999, the President of the Company is serving as Chairman of the advisory board of Bank One, Southwest Louisiana (the Bank). Formerly, he was the President of the Bank. At December 31, 1999 and 1998, the Company had $395,657 and $46,841, respectively, deposited in money-market and noninterest bearing checking accounts with the Bank. At December 31, 1999 and 1998, the Company also had notes payable to the Bank, described at Note 5 in the amount of $-0- and $1,187,064, respectively.

       During 1999 and 1998, some board members entered into leases with the Company for water fowl hunting on property acquired during the 1998. Lease income from these leases amounted to $4,800 for each of the years ended December 31, 1999 and 1998.

                         NOTES TO FINANCIAL STATEMENTS


       In 1990, the Company purchased interests in properties managed by Walker Louisiana Properties (WLP), such properties being subject to a management agreement described at Note 11. In 1998, the Company purchased an additional interest in this property.

Note 9.  Supplementary Income Statement Information

       Taxes other than income taxes of $117,129, $65,154 and $44,126, were charged to expense during 1999, 1998 and 1997, respectively.


Note 10.  Major Transactions

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

                         NOTES TO FINANCIAL STATEMENTS



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

       In February, 1992, the Company purchased 952 acres of timberland located in Calcasieu and Beauregard Parishes for $475,000. The down payment of $95,000 was paid at the closing date from the Company's cash reserves and the remaining $380,000 was financed with a mortgage note payable. This note was paid in full in April, 1997. The seller retained a 50% mineral interest in the property.

       In October, 1997, the Company purchased approximately 3,496 acres of agricultural properties located in Cameron Parish for $1,663,000 plus related expenses. The down payment of $813,000 was paid at the closing date from proceeds of the sale of securities and cash reserves. The remaining $850,000 was financed with a mortgage note payable described in
       Note 5.  This note was paid in full during 1999.


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


Note 12.  Operating Leases

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


       Total future minimum rental income under operating leases as of December 31, 1999 for the next five years is as follows:

            Years Ending December 31,
            -------------------------
                      2000                      $  40,000
                      2001                         40,000
                      2002                         40,000
                      2003                             -
                      2004                             -


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


       The estimated fair value of the Company's financial instruments at December 31, 1999 and 1998 are as follows. Amounts are presented in thousands.

                                                   1999              1998
                                           ---------------   ------------------
                                           Carrying   Fair   Carrying    Fair
             Financial Assets                Value   Value     Value    Value
                                            -------  -----   --------  --------
           Cash and cash equivalents        $  472   $ 472   $    113  $    113
           Securities available for sale        76      76         63        63
           Long-term debt                        -       -     (1,187)   (1,187)
                                            ------   -----   --------  --------
                                            $  548   $ 548   $ (1,011) $ (1,011)
                                            ======   =====   ========  ========

Note 15.  Commitments and Contingencies

       The Company is a co-defendant in a lawsuit filed by previous owners of property that is now partially owned by the Company. In this suit, the Plaintiffs assert that the sale of a strip of property in 1914 created two servitudes, one of which, the co-defendants claim ownership, expired by liberative prescription in 1940. The Company has indicated that it will defend the suit vigorously, and it is anticipated that a motion for summary judgment in favor of the defendants will be filed in the near future.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                         PROPERTY, PLANT AND EQUIPMENT
                 Years Ended December 31, 1999, 1998 and 1997

                                    Balance,                  Adjustments      Balance,
                                   Beginning                      and           End of
        1999                       of Period      Additions    Retirements      Period
        ----                      ----------     -----------   -----------    -----------
Oil and gas properties-proved     $  444,236     $     2,947    $ (11,002)    $   458,185

Other property:
 Buildings and equipment              87,136           3,749            -          90,885
 Timber                              803,086           3,453       91,475         715,064
 Land                              3,660,478               -       44,687       3,615,791
                                  ----------     -----------    ---------     -----------
                                  $4,994,936     $    10,149    $ 125,160     $ 4,879,925
                                  ==========     ===========    =========    ============
        1998
        ----
Oil and gas properties-proved     $  377,666     $    80,521    $  13,951     $   444,236

Other property:
 Buildings and equipment              90,941           9,251       13,056          87,136
 Timber                              575,785         227,301            -         803,086
 Land                              3,352,003         308,475            -       3,660,478
                                  ----------     -----------    ---------     -----------
                                  $4,396,395     $   625,548    $  27,007     $ 4,994,936
                                  ==========     ===========    =========    ============
        1997
        ----
Oil and gas properties-proved     $  377,732     $         -    $      66     $   377,666

Other property:
 Buildings and equipment              90,959           3,831        3,849          90,941
 Timber                              545,792          29,993            -         575,785
 Land                              1,661,742       1,698,021        7,760       3,352,003
                                  ----------     -----------    ---------     -----------
                                  $2,676,225     $ 1,731,845    $  11,675     $ 4,396,395
                                  ==========     ===========    =========     ===========

                     CALCASIEU REAL ESTATE & OIL CO., INC.

             ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                 Years Ended December 31, 1999, 1998 and 1997

                                    Balance,                  Adjustments      Balance,
                                   Beginning                      and           End of
        1999                       of Period    Additions     Retirements      Period
        ----                      ----------    ----------    -----------     ---------
Oil and gas properties-proved     $  362,770    $  3,050      $ (11,219)     $ 377,039
Other property:
 Buildings and equipment              71,487       1,981              -         73,468
 Timber                              213,423      15,453              -        228,876
                                  ----------    --------      ---------      ---------
                                  $  647,680    $ 20,484      $ (11,219)     $ 679,383
                                  ==========    ========      =========      =========
        1998
        ----
Oil and gas properties-proved     $  376,141    $    580      $  13,951      $ 362,770
Other property:
 Buildings and equipment              80,706       3,837         13,056         71,487
 Timber                              201,023      12,400              -        213,423
                                  ----------    --------      ---------      ---------
                                  $  657,870    $ 16,817      $  27,007      $ 647,680
                                  ==========    ========      =========      =========
        1997
        ----
Oil and gas properties-proved     $  374,626    $  1,515      $       -      $ 376,141
Other property:
 Buildings and equipment              81,413       3,142          3,849         80,706
 Timber                              191,321       9,702              -        201,023
                                  ----------    --------      ---------      ---------
                                  $  647,360    $ 14,359      $   3,849      $ 657,870
                                  ==========    ========      =========      =========
