Form 10-Q
period 2000-03-31
CALCASIEU REAL ESTATE & OIL CO INC
filed 2000-05-05
CIK 352955

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington. D.C.  20549

                                   FORM 10-Q

                  Quarterly report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

       For Quarter Ended March 31, 2000    Commission file number 0-9669

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

                     Yes    X           No ________
                        --------

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

                        _______________________________

As of March 31, 2000, 1,974,352 shares of the registrant's Common Stock, without par value, were issued and outstanding.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                Form 10-Q for the Quarter ended March 31, 2000


                               TABLE OF CONTENTS

Part I         FINANCIAL INFORMATION                                          Page No.
------         ---------------------                                          --------

               Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                3

               Balance Sheets
               March 31, 2000 and March 31, 1999                                4-5

               Statements of Income and Retained Earnings
               Three Months Ended March 31, 2000 and March 31, 1999               6

               Statements of Cash Flows
               Three Months Ended March 31, 2000 and March 31, 1999               7

Part II        OTHER INFORMATION
-------        -----------------

               Item 4.  Submission of Matters to a Vote of Security Holders       8

               Item 6.  Exhibits and Reports on Form 8-K                          9

               Signatures                                                         9


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

Total revenues for the Company for the quarter ended March 31, 2000, were up 22.7% or $108,362 over the same quarter in 1999. Virtually all of the increase was due to higher oil and gas prices and income from the new production in the North English Bayou Field. Income from timber sales was off 75.5% or $153,878 due to less harvesting. Total expenses were up 6.4% or $7,005 for the quarter ended March 31, 2000, compared to the quarter ended March 31, 1999. The increase was due to higher severance taxes due to the increased oil and gas production.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                 BALANCE SHEET

                                     ASSETS


CURRENT ASSETS                                              March 31, 2000                   March 31, 1999
Cash and cash equivalents                               $            915,267             $            233,235
Accounts receivables                                                 182,521                          147,541
                                                        --------------------             --------------------

Total current assets                                    $          1,097,788             $            380,776
                                                        --------------------             --------------------

SECURITIES AVAILABLE FOR SALE                           $             76,267             $             62,597
                                                        --------------------             --------------------

PROPERTY AND EQUIPMENT
less accumulated depreciation, depletion and
amortization.                                           $             97,313             $             95,915
Timber, less accumulated depletion                                   483,697                          585,285
Land                                                               3,615,791                        3,660,478
                                                        --------------------             --------------------

Total Property                                          $          4,196,801             $          4,341,678
                                                        --------------------             --------------------

TOTAL                                                   $          5,370,856             $          4,785,051
                                                        --------------------             --------------------

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                 BALANCE SHEET

                       LIABILITIES & STOCKHOLDERS' EQUITY



CURRENT LIABILITIES                                           March 31, 2000                   March 31, 1999
Current maturities of long-term debt                      $                                $            181,415
Trade payables and accrued expenses                                     23,615                           22,943
Dividends payable
Current deferred tax liability, net                                     20,173                           12,573
Income taxes payable                                                   171,509                           45,906
                                                          --------------------             --------------------

Total Current Liabilities                                 $            215,297             $            262,837
                                                          --------------------             --------------------

LONG-TERM DEBT, less current maturities                                                    $            737,796
                                                                                           --------------------

SHAREHOLDERS' EQUITY
Common Stock, no par value, 3,000,000 shares
authorized; 2,100,000 shares issued                       $             72,256             $             72,256
Retained earnings                                                    5,284,174                        3,901,631
Net unrealized (loss) or appreciation on investments
available for sale, net of tax credit of $2,588 in
 2000 and tax of $4,800 in 1999                                         12,086                            3,884
                                                          --------------------             --------------------

                                                          $          5,368,516             $          3,977,771

Less cost treasury stock (2000 125,648 shares:
2000 121,248 shares)                                                   212,957                          193,353
                                                          --------------------             --------------------

Total Equity                                              $          5,155,559             $          3,784,418
                                                          --------------------             --------------------

TOTAL                                                     $          5,370,856             $          4,785,051
                                                          --------------------             --------------------

                     CALCASIEU REAL ESTATE & OIL CO., INC.
                  STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                          Three Months                      Three Months
                                                             Ended                              Ended
                                                         March 31, 2000                    March 31, 1999
REVENUES
Income-primarily from oil and gas properties         $           480,492               $            225,838
Income-agricultural properties                                    55,693                             48,107
Income - timber properties                                        49,810                            203,688
                                                     -------------------               --------------------

Total                                                $           585,995               $            477,633
                                                     -------------------               --------------------
COSTS AND EXPENSES
Forestry expenses                                    $            14,717               $             22,371
Agriculture expense                                                2,743                              6,610
Oil and gas production costs                                      27,765                             10,912
General and administrative                                        67,476                             63,966
Depreciation and depletion                                         3,741                              5,578
                                                     -------------------               --------------------

Total                                                $           116,442               $            109,437
                                                     -------------------               --------------------
OTHER INCOME (EXPENSE):
Interest expense                                     $                                 $            (21,540)
Interest income                                                    6,663                              1,778
Dividends on common stock                                          2,159                              2,159
                                                     -------------------               --------------------

Total                                                $             8,822               $            (17,603)
                                                     -------------------               --------------------

INCOME BEFORE INCOME TAXES AND
EXTRAORDINARY CREDITS                                $           478,375               $            350,593
                                                     -------------------               --------------------

PROVISION FOR INCOME TAXES:
Current                                              $           154,902               $            118,155
Deferred
                                                     -------------------               --------------------
Total                                                $           154,902               $            118,155
                                                     -------------------               --------------------

NET INCOME                                           $           323,473               $            232,438

RETAINED EARNINGS, BEGINNING OF
PERIOD                                                         5,059,618                          3,669,193
DIVIDENDS DECLARED                                               (98,917)
                                                     -------------------               --------------------

RETAINED EARNINGS END OF PERIOD                      $         5,284,174               $          3,901,631
                                                     -------------------               --------------------

Earnings per share                                                  $.16                               $.12

                     CALCASIEU REAL ESTATE & OIL CO., INC.
                            STATEMENTS OF CASH FLOWS



                                                               Three Months              Three Months
                                                                   Ended                     Ended
                                                              March 31, 2000            March 31, 1999
CASH FLOWS FROM OPERATING
ACTIVITIES
Net Income                                                $            323,473      $            232,438
Non cash (income) expenses included in net income:
     Depreciation, depletion and amortization                            3,741                     5,578
Change in assets and liabilities:
     (Increase) decrease in accounts receivable                        270,434                     4,125
     (Increase) decrease in inventory                                   10,281                    11,976
     (Increase) decrease in prepaid expenses                               674                       773
     (Increase) decrease in prepaid income taxes                                                  71,882
     Increase (decrease) in trade payable                               12,471                    15,233
     Increase (decrease) in income tax payable                          20,227                    45,906
                                                          --------------------      --------------------
Net cash provided by operating activities                 $            641,301      $            387,911
                                                          --------------------      --------------------


CASH FLOWS FROM FINANCING
ACTIVITIES:
Dividends paid                                            $           (197,855)     $
Decrease in long-term debt                                                                      (267,853)
                                                          --------------------      --------------------
Net cash provided by (used in) financing activities       $           (197,855)     $           (267,853)
                                                          --------------------      --------------------
Net increase (decrease) in cash and cash                  $            443,446      $            120,058
 equivalents:
Cash and cash equivalents:
Beginning                                                              471,821                   113,177
                                                          --------------------      --------------------
Ending                                                    $            915,267      $            233,235
                                                          --------------------      --------------------

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                           PART II OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.

          (a)  The Annual Meeting was held on April 20, 2000

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

          (c) There were 1,117,351 shares represented at the meeting. The Company furnished its security holders proxy soliciting material pursuant to Regulation 14 under the Act and there was no solicitation in opposition to either the nominees for directors nor any other matters.

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



                                   CALCASIEU REAL ESTATE & OIL CO., INC.
                                              (Registrant)


                                   /s/ Arthur Hollins, III
                                   -------------------------------------
                                   Arthur Hollins, III
                                   President



                                   /s/ Charles D. Viccellio
                                   -------------------------------------
                                   Charles D. Viccellio
                                   Vice-President and Secretary


Dated May 3, 2000