Form 10-Q
period 2000-06-30
CALCASIEU REAL ESTATE & OIL CO INC
filed 2000-08-04
CIK 352955

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR QUARTER ENDED JUNE 30, 2000           COMMISSION FILE NUMBER 0-9669

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

                           Yes [X]               No
                              ------               -------

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

                        _______________________________

As of June 30, 2000, 1,969,642 shares of the registrant's Common Stock, without par value, were issued and outstanding.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000


                               TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION                                  PAGE NO.
------    ---------------------                                  --------

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        3

          Balance Sheets
          June 30, 2000 and June 30, 1999                           4-5

          Statements of Income and Retained Earnings
          Six Months Ended June 30, 2000 and June 30, 1999           6

          Statements of Cash Flows
          Six Months Ended June 30, 2000 and June 30, 1999           7

PART II   OTHER INFORMATION
-------   -----------------

          Item 6.  Exhibits and Reports on Form 8-K                  8

          SIGNATURES                                                 8



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

          THE INFORMATION FURNISHED IS NOT IN CONNECTION WITH ANY SALE OR OFFER FOR SALE OF, OR SOLICITATION OF AN OFFER TO BUY, ANY SECURITIES.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                     PART I

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Net income for the six months ended June 30, 2000, was up 90.1% over the same period in 1999 and the second quarter of 2000 was up 11% over the first quarter of 2000. The increases were due entirely to increases in income from oil and gas properties. Increases in oil and gas income were due to both increases in prices and new discoveries. Expenses for the six months ended June 30, 2000, were up 16.1% over the same period in 1999, due to higher severance taxes as a consequence of higher oil and gas revenues.

Management believes that the company's revenues will be sufficient to meet its existing needs and the needs for its anticipated future operations. Management does not presently anticipate that the Company will incur material additional liabilities in its future operations.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                 BALANCE SHEET

                                    ASSETS


CURRENT ASSETS                               JUNE 30, 2000     JUNE 30, 1999

Cash and cash equivalents                     $  951,423      $   91,748
Accounts receivables                             297,454         195,868
Prepaid income taxes                              11,620
                                              ----------      ----------


Total current assets                          $1,260,497      $  287,616
                                              ----------      ----------

SECURITIES AVAILABLE FOR SALE                 $   76,267      $   62,597
                                              ----------      ----------

PROPERTY AND EQUIPMENT, less
accumulated depreciation, depletion and
amortization.                                 $   96,063      $   94,715
Timber, less accumulated depletion               478,793         584,139
Land                                           3,615,791       3,660,478
                                              ----------      ----------

Total Property                                $4,190,647      $4,339,332
                                              ----------      ----------

TOTAL                                         $5,527,411      $4,689,545
                                              ----------      ----------

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                 BALANCE SHEET

                       LIABILITIES & STOCKHOLDERS' EQUITY



                 CURRENT LIABILITIES              JUNE 30, 2000   JUNE 30, 1999

  Current maturities of long-term debt               $               $   73,523
  Trade payables and accrued expenses                    15,996           5,207
  Dividends payable                                      98,482
  Income tax payable                                                    117,577
  Current deferred tax liability, net                    20,173          12,573
                                                     ----------      ----------

  Total Current Liabilities                          $  134,621      $  208,880
                                                     ----------      ----------

  LONG-TERM DEBT, less correct maturities                            $  503,070
                                                                     ----------

  SHAREHOLDERS' EQUITY

  Common Stock, no par value, 3,000,000 shares
  authorized; 2,100,000 shares issued                $   72,256      $   72,256

  Retained earnings                                   5,544,957       4,094,808

  Unrealized appreciation on investments
  available for sale, net of tax of $2,588 in
  1999 and $8,058 in 2000                                12,086           3,884
                                                     ----------      ----------

                                                     $5,629,299      $4,170,948

  Less cost treasury stock (1999 121,248 shares;
  2000 130,358 shares:)                                 236,509         193,353
                                                     ----------      ----------

  Total Equity                                       $5,392,790      $3,977,595
                                                     ----------      ----------

  TOTAL                                              $5,527,411      $4,689,545
                                                     ----------      ----------

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                   STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                          Three Months Ended                Six Months Ended
                                                    June 30, 2000    June 30, 1999   June 30, 2000    June 30, 1999
  REVENUES
  Income-primarily from oil and gas properties         $  491,436       $  258,651      $  971,928       $  484,489
  Agricultural Income                                       4,878           17,525          60,571           65,632
  Timber Income                                            98,085           42,047         147,895          245,735
                                                       ----------       ----------      ----------       ----------
  TOTAL                                                $  594,399       $  318,223      $1,180,394       $  795,856
                                                       ----------       ----------      ----------       ----------

  COSTS AND EXPENSES
  Forestry expenses                                    $    8,392       $    4,740      $   23,109       $   27,111
  Agriculture expense                                       1,467            1,925           4,210            8,535
  Oil and gas production costs                             21,763            8,164          49,528           19,076
  General and Administrative                               33,472           35,084         100,948           99,050
  Depreciation and depletion                                6,154            2,346           9,895            7,924
                                                       ----------       ----------      ----------       ----------
  TOTAL                                                $   71,248       $   52,259      $  187,690       $  161,696
                                                       ----------       ----------      ----------       ----------

  OTHER INCOME (EXPENSE):
  Interest                                             $   10,712       $    1,315      $   17,375       $    3,093
  Dividends on Common Stock                                                                  2,159            2,159
  Gain on sale of land                                                      30,703                           30,703
  Interest Expense                                                         (15,043)                         (36,583)
                                                       ----------       ----------      ----------       ----------
  TOTAL                                                $   10,712       $   16,975      $   19,534       $     (628)
                                                       ----------       ----------      ----------       ----------


  INCOME OR LOSS BEFORE
  INCOME TAXES AND
  EXTRAORDINARY CREDITS                                $  533,863       $  282,939      $1,012,238       $  633,532

  PROVISION FOR INCOME TAXES:
  Current                                                 174,798           89,762         329,700          207,917
                                                       ----------       ----------      ----------       ----------

  NET INCOME OR (LOSS)                                 $  359,065       $  193,177      $  682,538       $  425,615

  RETAINED EARNINGS,
  BEGINNING OF PERIOD                                   5,284,174        3,901,631       5,059,618        3,669,193

  DIVIDENDS                                               (98,282)                        (197,199)
                                                       ----------       ----------      ----------       ----------

  RETAINED EARNINGS END OF
  PERIOD                                               $5,544,957       $4,094,808      $5,544,957       $4,094,808
                                                       ----------       ----------      ----------       ----------

  NET INCOME PER COMMON SHARE                                $.18             $.10            $.34             $.22

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                            STATEMENTS OF CASH FLOWS

                                            Three Months Ended                 Six Months Ended
                                      June 30, 2000    June 30, 1999    June 30, 2000    June 30, 1999
  CASH FLOWS FROM
  OPERATING
  ACTIVITIES
  Net Income (or Loss)                    $ 359,065        $ 193,177       $  682,538        $ 425,615
  Non cash (income) expenses
  included in net income:
  Depreciation, depletion and
  amortization                                6,154            2,346            9,895            7,924
  CHANGE IN ASSETS
  AND LIABILITIES:
  (Increase) decrease in
  accounts receivable                      (114,933)         (48,327)         155,501          (44,202)
  (Increase) decrease in
  inventory                                                                    10,281           11,976
  (Increase) decrease in
  prepaid expenses                                                                674              773
  (Increase) decrease in
  prepaid income taxes                      (11,620)                          (11,620)          71,882
  Increase (decrease) in trade
  and interest payables                      (7,649)         (17,736)           4,822           (2,503)
  Increase (decrease) in
  income tax payable                       (171,509)          71,671         (151,282)         117,577
                                          ---------        ---------                         ---------
  Net Cash Provided by
  Operating Activities                    $  59,508        $ 201,131       $  700,809        $ 589,042
                                          ---------        ---------       ----------        ---------
  Operating Activities
  CASH FLOWS FROM
  FINANCING ACTIVITIES:
  Principal payments on long
  term borrowing-                         $                $(342,618)      $                 $(610,471)
  Dividends paid                                200                          (197,655)
  Payments to acquire
  treasury stock                            (23,552)                          (23,552)
                                          ---------        ---------       ----------        ---------
  Net cash provided by (used in)
  financing activities                    $ (23,552)       $(342,618)      $ (221,207)       $(610,471)
                                          ---------        ---------       ----------        ---------
  Net increase (decrease) in
  cash & cash equivalents                 $  36,156        $(141,487)      $  479,602        $ (24,429)
  CASH AND CASH EQUIVALENTS:
  Beginning                                 915,267          233,235          471,821          113,177
                                          ---------        ---------       ----------        ---------
  Ending                                  $ 951,423        $  91,748       $  951,423        $  91,748
                                          ---------        ---------       ----------        ---------


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


Dated August 1, 2000