Form 10-Q
period 2000-09-30
CALCASIEU REAL ESTATE & OIL CO INC
filed 2000-11-09
CIK 352955

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington. D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR QUARTER ENDED SEPTEMBER 30, 2000    COMMISSION FILE NUMBER 0-9669

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

                         Yes [X]                   No
                                                     ---

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

                        _______________________________

As of September 30, 2000, 1,966,044 shares of the registrant's Common Stock, without par value, were issued and outstanding.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                               TABLE OF CONTENTS

Part I    FINANCIAL INFORMATION                                      PAGE NO.
------    ---------------------                                      --------

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           3

          Balance Sheets
          September 30, 1999 and September 30, 2000                    4-5

          Statements of Income and Retained Earnings
          Nine Months Ended September 30, 1999 and 2000                 6

          Statements of Cash Flows
          Nine Months Ended September 30, 1999 and 2000                 7

PART II   OTHER INFORMATION
-------   -----------------

          Item 6.  Exhibits and Reports on Form 8-K                     8

          SIGNATURES                                                    8



          REFERENCE IS MADE TO THE NOTES TO FINANCIAL STATEMENTS CONTAINED IN THE COMPANY'S ANNUAL REPORT ON FORM 10
          __________________________________________________________

          THE INFORMATION FURNISHED IS NOT IN CONNECTION WITH ANY SALE OR OFFER FOR SALE OF, OR SOLICITATION OF AN OFFER TO BUY, ANY SECURITIES.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                     PART I

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Net income for the nine months ended September 30, 2000, was down 7.54% from the first nine months of 1999 and net income for the quarter was down 51.39% for the comparable quarter in 1999. This was due entirely to decreased production from the North English Bayou Field which began production in 1999. Although oil and gas prices are up, income is declining as production from this field has declined each month. Agriculture income after expenses for the nine months was up $56,361 compared to the same period in 1999. Timber income after expenses was down $139,593 in 2000 from the first nine months of 1999.

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

                     CALCASIEU REAL ESTATE & OIL CO., INC.
                     -------------------------------------

                                 BALANCE SHEET
                                 -------------

                                    ASSETS
                                    ------

CURRENT ASSETS                          SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
Cash and cash equivalents                   $  927,898           $  505,549
Accounts receivables                           190,634              433,361
Prepaid income taxes                            57,131
                                            ----------           ----------
Total Current Assets                        $1,175,663           $  938,910
                                            ----------           ----------
SECURITIES AVAILABLE FOR SALE               $  359,021           $   62,597
                                            ----------           ----------
PROPERTY AND EQUIPMENT,
Less accumulated depreciation,
    depletion and amortization.             $   94,813           $   97,708

Timber, less accumulated depletion             478,383              586,435
Land                                         3,615,791            3,660,478
                                            ----------           ----------
Total Property                              $4,188,987           $4,344,621
                                            ----------           ----------
TOTAL                                       $5,723,671           $5,346,128
                                            ----------           ----------

                     CALCASIEU REAL ESTATE & OIL CO., INC.
                     -------------------------------------

                                 BALANCE SHEET
                                 -------------

                      LIABILITIES & STOCKHOLDERS' EQUITY
                      ----------------------------------

CURRENT LIABILITIES                    SEPTEMBER 30, 2000   SEPTEMBER 30, 1999
Current Maturities Of Long-Term Debt        $                    $   88,656
Trade Payables And Accrued Expenses              6,315                3,469
Income Taxes Payable                                                289,978
Current Deferred Tax Liability, Net             21,489               12,573
Dividends Payable                               98,538               59,363
                                            ----------           ----------
Total Current Liabilities                   $  126,342           $  454,039
                                            ----------           ----------
LONG-TERM DEBT, Less Current Maturities                          $  311,344
                                                                 ----------
SHAREHOLDERS' EQUITY

Common Stock, no par value, - -
3,000,000 shares  authorized; 2,100,000
shares issued                               $   72,256           $   72,256

Retained earnings                            5,766,881            4,697,958

Unrealized appreciation on investments
available for sale, net of tax of
$24,692 in 2000 and $2,588 in 1999              14,267                3,884
                                            ----------           ----------
                                            $5,853,404           $4,774,098

Less cost treasury stock (1999 - 121,248
shares; 2000 - 133,956 shares)                 256,075              193,353
                                            ----------           ----------
Total Equity                                $5,597,329           $4,580,745
                                            ----------           ----------
TOTAL                                       $5,723,671           $5,346,128
                                            ----------           ----------

                     CALCASIEU REAL ESTATE & OIL CO., INC.
                     -------------------------------------

                  STATEMENTS OF INCOME AND RETAINED EARNINGS
                  ------------------------------------------


                                                          THREE MONTHS ENDED                          NINE MONTHS ENDED
                                               SEPTEMBER 30, 2000    SEPTEMBER 30, 1999    SEPTEMBER 30, 2000    SEPTEMBER 30, 1999
REVENUES
Income-primarily from oil and gas properties           $  420,231            $  948,570            $1,392,159            $1,433,059
Agricultural Income                                       103,297                73,728               163,868               139,360
Timber Income                                               8,208                26,852               156,103               272,587
                                                       ----------            ----------            ----------            ----------
TOTAL                                                  $  531,736            $1,049,150            $1,712,130            $1,845,006
                                                       ----------            ----------            ----------            ----------
COSTS AND EXPENSES
Oil and gas production costs                           $   20,587            $   32,964            $   70,115            $   52,040
Agriculture expense                                         2,482                 4,953                 6,692                13,488
Forestry expenses                                           8,082                 2,377                31,191                29,488
General and Administrative                                 38,450                26,708               139,398               125,758
Depreciation and depletion                                  1,660                 1,128                11,555                 9,052
                                                       ----------            ----------            ----------            ----------
TOTAL                                                  $   71,261            $   68,130            $  258,951            $  229,826
                                                       ----------            ----------            ----------            ----------
OTHER INCOME (EXPENSE):
Interest Income                                        $   11,705            $    1,933            $   29,080            $    5,026
Dividends on Common Stock                                     921                                       3,080                 2,159
Gain on Sale of Assets                                                                                                       30,703
Interest Expense                                                                (10,337)                                    (46,920)
                                                       ----------            ----------            ----------            ----------
TOTAL                                                  $   12,626            $   (8,404)           $   32,160            $   (9,032)
                                                       ----------            ----------            ----------            ----------
INCOME OR LOSS BEFORE
INCOME TAXES AND
EXTRAORDINARY CREDITS                                  $  473,101            $  972,616            $1,485,339            $1,606,148

PROVISION FOR INCOME TAXES:
Current                                                   152,639               313,401               482,339               521,318
                                                       ----------            ----------            ----------            ----------
NET INCOME OR (LOSS)                                   $  320,462            $  659,215            $1,003,000            $1,084,830
RETAINED EARNINGS,
BEGINNING OF PERIOD                                     5,544,957             4,094,808             5,059,618             3,669,193

DIVIDENDS                                                 (98,538)              (56,065)             (295,737)              (56,065)
                                                       ----------            ----------            ----------            ----------
RETAINED EARNINGS END OF
PERIOD                                                 $5,766,881            $4,697,958            $5,766,881            $4,697,958
                                                       ----------            ----------            ----------            ----------
NET INCOME PER COMMON SHARE                                  $.17                  $.33                  $.51                  $.55


                     CALCASIEU REAL ESTATE & OIL CO., INC.
                     -------------------------------------

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                          THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                September 30, 2000    September 30, 1999    SEPTEMBER 30, 2000    SEPTEMBER 30, 1999

CASH FLOWS FROM
OPERATING
ACTIVITIES
Net Income (or Loss)                                 $ 320,462             $ 659,215            $1,003,000            $1,084,830
Non cash (income) expenses
   included in net income:
Depreciation, depletion and amortization                 1,660                 1,128                11,555                 9,052
CHANGE IN ASSETS
AND LIABILITIES:
(Increase) decrease in accounts receivable             106,820              (237,493)              262,321              (281,695)
(Increase) decrease in inventory                                                                    10,281                11,976
(Increase) decrease in prepaid expenses                                                                674                   773
(Increase) decrease in
   prepaid income taxes                                (45,511)                                    (57,131)               71,882
Increase (decrease) in trade payables
   and accrued interest                                 (9,681)               (1,738)               (4,829)               (4,241)
Increase (decrease) in dividends payable                    56                59,363                  (400)               59,363
Increase (decrease) in
   income tax payable                                                        172,401              (151,282)              289,978
                                                     ---------             ---------            ----------            ----------
Net Cash Provided by
   Operating Activities                              $ 373,806             $ 652,876            $1,074,189            $1,241,918
                                                     ---------             ---------            ----------            ----------
CASH FLOWS FROM
INVESTING ACTIVITIES:
Purchase of Securities available for sale            $(279,257)            $                    $ (279,257)           $
Purchase of Property and
   equipment and reforestation                                                (6,417)                                     (6,417)
                                                     ---------             ---------            ----------            ----------
Net cash provided (used in)
   Investing Activities                              $(279,257)            $  (6,417)           $ (279,257)           $   (6,417)
                                                     ---------             ---------            ----------            ----------
CASH FLOWS FROM
FINANCING ACTIVITIES:
Principal payments on long-
   term borrowing                                    $                     $(176,593)           $                     $ (787,064)
Dividends paid                                         (98,508)              (56,065)             (295,737)              (56,065)
Payments to acquire
   treasury stock                                      (19,566)                                    (43,118)
                                                     ---------             ---------            ----------            ----------
Net cash provided by (used in)
   financing activities                              $(118,074)            $(232,658)           $ (338,855)           $ (843,129)
                                                     ---------             ---------            ----------            ----------
Net increase (decrease) in
   cash & cash equivalents                           $ (23,525)            $ 413,801            $  456,077            $  392,372
CASH AND CASH EQUIVALENTS:
Beginning                                              951,423                91,748               471,821               113,177
                                                     ---------             ---------            ----------            ----------
Ending                                               $ 927,898             $ 505,549            $  927,898            $  505,549
                                                     ---------             ---------            ----------            ----------

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



                         CALCASIEU REAL ESTATE & OIL CO., INC.
                                   (Registrant)

                         /s/ ARTHUR HOLLINS, III
                         _________________________________________
                         Arthur Hollins, III
                         President


                         /s/ CHARLES D. VICCELLIO
                         _________________________________________
                         Charles D. Viccellio
                         Vice-President and Secretary


Dated November 6, 2000