Form 10-K
period 2000-12-31
CALCASIEU REAL ESTATE & OIL CO INC
filed 2001-03-12
CIK 352955

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                   FORM 10-K
               Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934


For Fiscal Year Ended December 31, 2000            Commission File Number 0-9669

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

      Registrant's telephone number, including area code: (337) 494-4256

          Securities registered pursuant to Section 12(b) of the Act:

           Title of each Class               Name of each exchange
           -------------------               ---------------------
                                              on which registered
                                              -------------------

                  None                          Not Applicable


          Securities registered pursuant to Section 12(g) of the Act:


                          Common Stock, No Par Value
                               (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.              Yes    x     No_______
                                                    -------

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Trading in the Company's common stock is limited and sporadic and its common stock has no readily established market value.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date. Common Stock, No Par Value, 1,951,446 shares outstanding at February 28, 2001.

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

     Of this total, 5,701 represents a 1/6th interest in 34,189 acres, which is managed by Walker Louisiana Properties, a joint venture consisting of the land owners. The Company also owns a 40% interest in 1,577 of these acres. Of the Walker Louisiana acreage, the Company does not own minerals on the acres.

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

Customers
---------

     The Company had one customer, the sales to which equal or exceed 10% of the Company's total revenues. In 2000, sales to Neumin Production accounted for 65% of revenues.

Item 2. PROPERTIES
        ----------

     Until early 1990, the Company owned 2,022 acres in fee, a 50% undivided interest in 440 acres, and a 40% undivided interest in 1,748 acres of immovable
(real) property located in the parishes of Allen, Beauregard, Calcasieu, Jefferson Davis, Sabine and St. Landry in Louisiana. The Company also owns a 20% interest in the minerals under approximately 3,330 surface acres, and a 40% interest in the minerals under approximately 160 surface acres, located in the parishes of Acadia, Allen, Cameron, Jefferson Davis, St. Landry, St. Mary and Vermilion in Louisiana. All of the foregoing property is located in southwestern and central Louisiana, within approximately 100 miles of the City of Lake Charles. Approximately half of the acreage in which only mineral interests are held is in oil and gas production. In addition, the Company owns fractional royalty interest in 36 properties covering 6,040 gross acres in eight parishes in Louisiana.

     In February of 1990 the Company acquired a 12.5% undivided fee interest in 34,309 acres (4,289) net acres) located in the Louisiana parishes of Allen, Beauregard, Calcasieu, Cameron, Jefferson Davis, Sabine and Vermilion, and in 1999 the Company acquired an additional 4.17% interest in the same acreage. A portion of these lands are the same as the 1,748 acres in which the company owned a 40% position described in the first paragraph above. This property consists of 17,088 gross acres of agriculture land, 7,572 acres of commercial timber, 4,196 acres in pasture, 4,253 acres of marsh land and 1,200 acres for future subdivision as it is contiguous to the city limits of Lake Charles. The company participates in oil and gas production in Southeast Lunita Field, Lake Arthur Field, Edgerly Field, Welsh Field and North Indian Village Field. The largest oil and gas income in 2000 came from the company's 50% ownership in 443 acres that are located in the North English Bayou Field, Calcasieu Parish, developed and operated by Neumin Production Company. The Company has also participated for its 1/6th interest in the granting of oil and gas leases which are yet to be drilled on Walker Louisiana acreage.

     In April of 1992, the Company purchased 952 acres of timberland in Calcasieu and Beauregard Parishes for $475,000.

     On October 29, 1997, Calcasieu Real Estate and Oil Co., Inc. purchased 3,496 acres of land in Cameron Parish, Louisiana, from Amoco Production Company for $1,663,000.

     The table below shows, for the years ended December 31, 2000, December 31, 1999, and December 31, 1998, net gas produced in thousands of cubic feet (MCF) and net oil (including condensate and natural gas liquids) produced in barrels
(Bbl), average sales prices and average production costs, relating to oil and gas attributable to the royalty interests and working interest held by the Company.

                                                     Year Ended               Year Ended               Year Ended
                                                      12/31/98                 12/31/99                 12/31/00
                                                     ----------               ----------               ----------
Net gas produced (MCF)                                 169,595                  364,883                  338,352

Average gas sales price (Per MCF)(1)                  $   2.31                 $   2.28                 $   3.56

Net Oil Produced (Bbl)                                   8,196                   32,987                   10,258

Average Oil Sales price (Per Bbl)(1)                  $  13.28                 $  16.58                 $  27.55

Average sales price of oil and gas per                $   2.47                 $   3.63                 $   3.72
 MCF equivalent (1)(2)

Average production cost of oil and gas
 per MCF equivalent (2)
     Royalty Interests                                     .11                      .13                      .16

     Working Interests                                    3.06                     1.48                      .81

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

                                    PART II
                                    -------

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          -----------------------------------------------------
          SECURITY HOLDER MATTERS
          ------------------------

          As of February 28, 2001, the common stock of Calcasieu Real Estate and Oil Co., Inc. was owned by 724 stockholders. During the three years preceding the date hereof, there has been only limited and sporadic trading in the Company's Common Stock, principally among its shareholders.

          In the year ended December 31, 2000, 152,500 shares were traded with a high of 4 1/2 and a low of 2 3/4. The last trade during this period was on December 14, 1999, for 8,000 shares at a price of 4 1/2. Below is the trading range.

                                    Volume           High          Low
                                    ------           ----          ---
      01/01/99 - 03/31/99           12,900           4 1/2          4
      04/01/99 - 06/30/99           58,900           6              4 1/2
      07/01/99 - 09/30/99           27,100           8              5 1/4
      10/01/99 - 12/31/99           53,600           6              4 1/4

Dividends were paid per share on Common Stock as follows by record date:, March 27, 1998, $.03; June 26, 1998, $.03; September 30, 1998, $.03; September 30,
1999, $.03; December 28, 1999, $.05; March 29, 2000, $.05; June 30, 2000, $.05;
September 27, 2000, $.05; December 29, 2000, $.05 regular and $.05 extra. There are no restrictions on the paying of dividends.

Item 6.  SELECTED FINANCIAL DATA
         -----------------------

                                     Ended          Ended          Ended          Ended          Ended
                                    12/31/96       12/31/97       12/31/98       12/31/99       12/31/00
                                  ----------     ----------     ----------     ----------     ----------
Revenues                          $  672,294     $  967,632     $  897,027     $2,646,491     $2,497,118

Income before income taxes         1,244,583        776,445        585,182      2,279,814      2,144,821

Earnings per common share (1)            .40            .26            .20            .78            .73

Total assets                      $3,445,721     $4,307,077     $4,759,327     $5,212,540     $6,035,717

Cash Dividends declared per
 common stock                            .09            .12            .09            .08            .25

(1) Earnings per common share presented are based on the weighted average outstanding shares of about 1,955,000 in 2000, 1,979,000 in 1999, 1,995,000 in 1998, 1,997,000 in 1997 and 1,997,000 in 1996.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------

          Income after taxes was down 7% in 2000 from 1999. The Company had a decrease in revenues of 6% in 2000 from 1999 and a decrease in expenses of 4%. The increase in gas prices more than offset the decrease in gas production in 2000 from 1999. The decrease in oil production in 2000 from 1999 was not offset by the increase in oil prices. Timber sales increased 49% in 2000 over 1999 due in large part to cuttings to recoup timber damaged by fire.

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

Executive officer of Registrant as of February, 2001, are as follows:

          Name                  Age            Position with Registrant
          ----                  ---            ------------------------

     Arthur Hollins, III        70        President & Director
     William D. Blake           68        Vice President, Treasurer and Director
     Charles D. Viccellio       67        Vice President, Secretary and Director

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

William D. Blake              Director of the Company since 1966; Secretary-
                              Treasurer of the Company from 1966-1979; Vice-
                              President and Treasurer of the Company since 1979;
                              President of Lacassane Co., Inc. and Howell
                              Industries, Inc.; Director of Sweetlake Land and
                              Oil Co., Inc.

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
          MANAGEMENT
          ----------

     The information required by Item 12 is included in the Registrant's definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 and is included herein by reference.

                                    PART IV

Item 13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
          -----------------------------------------------------------------

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

                         CALCASIEU REAL ESTATE AND OIL CO., INC.


                         BY:  /s/ Arthur Hollins, III
                             -----------------------------------
                              Arthur Hollins, III, President
Dated March 5, 2001

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities with regard to Calcasieu Real Estate and Oil Co., Inc. and on the date indicated:

                                      President
  Arthur Hollins, III                 (Chief Executive Officer and Director)
  ------------------------------
                                      Vice President & Treasurer

  William D. Blake                    (Principal Financial Officer and Director)
  ------------------------------

  Charles D. Viccellio                Vice President & Secretary, (Director)
  ------------------------------

  Henry C. Alexander                  Director
  ------------------------------

  Troy A. Freund                      Director
  ------------------------------

  Laura A. Leach                      Director
  ------------------------------

  Frank O. Pruitt                     Director
  ------------------------------

  B. James Reaves, III                Director
  ------------------------------

  Mary W. Savoy                       Director
  ------------------------------


Dated:  March 5, 2001

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                            Lake Charles, Louisiana







                                C O N T E N T S

                                                                    Page
INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS
        AND SUPPLEMENTARY INFORMATION                                9

FINANCIAL STATEMENTS

        Balance sheets                                              10
        Statements of income                                        11
        Statements of changes in stockholders' equity            12-13
        Statements of cash flows                                 14-15
        Notes to financial statements                            16-28

SUPPLEMENTARY INFORMATION

        Property, plant and equipment                               29
        Accumulated depreciation, depletion and amortization        30


SCHEDULE OMITTED

        Schedules, other than those listed above, have been omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

[LETTERHEAD OF McELROY, QUIRK & BURCH]


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Calcasieu Real Estate & Oil Co., Inc.
Lake Charles, Louisiana


     We have audited the accompanying balance sheets of Calcasieu Real Estate & Oil Co., Inc. as of December 31, 2000 and 1999, and the related statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Co-owners' Undivided Two-Thirds Interest in Walker Louisiana Properties as of and for the year ending December 31, 1998, of which Calcasieu Real Estate & Oil Co., Inc. owns a twenty-five percent undivided interest. The twenty-five percent undivided interest consists of total assets of $1,781,597 as of December 31, 1998, and total revenues of $443,421 for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and in our opinion, insofar as it relates to the amounts included for the Co-Owners' Undivided Two-Thirds Interest in Walker Louisiana Properties, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Calcasieu Real Estate & Oil Co., Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.

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


/S/ McElroy, Quirk & Burch
Lake Charles, Louisiana
March 2, 2001

                     CALCASIEU REAL ESTATE & OIL CO., INC.


                                BALANCE SHEETS
                          December 31, 2000 and 1999

             ASSETS                                                   2000         1999
                                                                   ----------   ---------
CURRENT ASSETS
        Cash and cash equivalents                                  $  638,063   $  471,821
        Accounts receivable                                           129,220      452,955
        Inventory-harvested crops                                       4,427       10,281
        Prepaid income taxes                                           74,878           --
        Prepaid expense and other                                       3,309          674
                                                                  -----------   ----------
                        Total current assets                          849,897      935,731
                                                                  -----------   ----------
SECURITIES AVAILABLE-FOR-SALE                                       1,058,359       76,267
                                                                  -----------   ----------
PROPERTY AND EQUIPMENT (less accumulated depreciation,
        depletion and amortization of $449,424 in 2000 and
        $450,507 in 1999)                                              97,103       98,563
        Timber (less accumulated depletion of $258,968 in 2000
                and $213,876 in 1999)                                 414,458      486,188
        Land                                                        3,615,900    3,615,791
                                                                  -----------   ----------
                                                                    4,127,461    4,200,542
                                                                  -----------   ----------
                                                                   $6,035,717   $5,212,540
                                                                  ===========   ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Trade payables and accrued expenses                        $   15,082   $   11,144
        Dividends payable                                             195,504       98,938
        Income taxes payable:
                Current                                                    --      151,282
                Deferred, net                                          30,614       20,173
                                                                  -----------   ----------
                        Total current liabilities                     241,200      281,537
                                                                  -----------   ----------
STOCKHOLDERS' EQUITY
        Common stock, no par value; 3,000,000 shares authorized;
                2,100,000 shares issued                                72,256       72,256
        Retained earnings                                           6,004,642    5,059,618
        Accumulated other comprehensive income                         24,448       12,086
                                                                  -----------   ----------
                                                                    6,101,346    5,143,960
        Less cost of treasury stock (2000 144,956 shares and
                1999 125,648 shares)                                  306,829      212,957
                                                                  -----------   ----------
                                                                    5,794,517    4,931,003
                                                                  -----------   ----------
                                                                   $6,035,717   $5,212,540
                                                                  ===========   ==========

See Notes to Financial Statements.

                      CALCASIEU REAL ESTATE & OIL CO., INC.

                              STATEMENTS OF INCOME
                  Years Ended December 31, 2000, 1999 and 1998


                                                              2000           1999           1998
                                                           ----------     ----------     ----------
Revenues                                                   $2,497,118     $2,646,491     $  897,027
                                                           ----------     ----------     ----------
Costs and expenses:
        Oil and gas production                                 78,176         84,605         50,511
        Agricultural                                           10,601         12,886         10,935
        Timber                                                 61,359         45,651         17,324
        Depreciation, depletion and amortization               38,490         20,484         16,817
                                                           ----------     ----------     ----------
                                                              188,626        163,626         95,587
                                                           ----------     ----------     ----------

                        Income from operations              2,308,492      2,482,865        801,440
                                                           ----------     ----------     ----------
Other income (expense):
        Interest income                                        38,907         22,508         17,022
        Dividends on stock                                     11,402          2,159          1,799
        Realized gain on sale of investments in
                available-for-sale securities                      --             --         13,172
        Gain on sale of assets                                    414         31,536             --
        General and administrative                           (214,394)      (207,962)      (180,381)
        Interest expense                                           --        (51,292)       (67,870)
                                                           ----------     ----------     ----------
                                                             (163,671)      (203,051)      (216,258)
                                                           ----------     ----------     ----------

                        Income before income taxes          2,144,821      2,279,814        585,182
                                                           ----------     ----------     ----------
Federal and state income taxes:
        Current                                               706,592        732,622        180,987
        Deferred                                                2,200          2,132            264
                                                           ----------     ----------     ----------
                                                              708,792        734,754        181,251
                                                           ----------     ----------     ----------
                        Net income (per common share):
                          2000 $.73; 1999 $.78; 1998
                          $.20                            $ 1,436,029     $1,545,060    $   403,931
                                                          ===========     ==========    ===========

See Notes to Financial Statements.

                      CALCASIEU REAL ESTATE & OIL CO., INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2000, 1999 and 1998

                                                                               Accumulated
                                                                                  Other         Capital
                                                  Comprehensive    Retained   Comprehensive      Stock         Treasury
                                                      Income       Earnings       Income         Issued         Stock
                                                  -------------   ---------   -------------     --------      ----------
Balance, January 1, 1998                          $       --     $3,445,006   $    7,364       $   72,256     $  137,703

Comprehensive income:
        Net income                                   403,931        403,931           --               --             --

Other comprehensive income:
        Unrealized gains on securities
                available for sale:
                Unrealized holding gains
                  occurring during period net
                  of taxes of $2,949                   4,423             --           --               --             --
                Less reclassification
                  adjustment for gains included
                  in net income, net of taxes
                  of $5,269                           (7,903)            --           --               --             --
                                                  ----------
        Other comprehensive income, net
                of tax                                (3,480)            --       (3,480)              --             --
                                                  ----------

        Total comprehensive income                $  400,451
                                                  ==========
Purchase of treasury stock                                               --           --               --         55,650
Dividends                                                          (179,744)          --               --             --
                                                                 ----------     --------       ----------     ----------

Balance, December 31, 1998                                        3,669,193        3,884           72,256        193,353

Comprehensive income:
        Net income                                $1,545,060      1,545,060           --               --             --

Other comprehensive income:
        Unrealized gains on securities
                available for sale:
                Unrealized holding gains
                  occurring during period net
                  of taxes of $5,568                   8,202             --           --               --             --
                                                  ----------
        Other comprehensive income, net
                of tax                                 8,202             --        8,202               --             --
                                                  ----------
        Total comprehensive income                $1,553,262
                                                  ==========


                                                      (continued on next page)

                      CALCASIEU REAL ESTATE & OIL CO., INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2000, 1999 and 1998
                                   (Continued)


                                                                            Accumulated
                                                                               Other        Capital
                                              Comprehensive   Retained     Comprehensive     Stock    Treasury
                                                  Income      Earnings         Income        Issued      Stock
                                              -------------  ----------    --------------   --------  ---------
Purchase of treasury stock                                            --           --             --    19,604
Dividends                                                       (158,300)          --             --        --
Refund of prior year unclaimed
        dividends and other                                        3,665           --             --        --
                                                             -----------     --------       --------  --------
Balance, December 31, 1999                                     5,059,619       12,086         72,256   212,957

Comprehensive income:
        Net income                              $1,436,029     1,436,029

Other comprehensive income:
        Unrealized gains on securities
                available for sale:
                Unrealized holding gains
                  occurring during period net
                  of taxes of $8,240                12,362
                                                ----------
        Other comprehensive income, net
                of tax                              12,362                     12,362
                                                ----------
        Total comprehensive income              $1,448,391
                                                ==========
Purchase of treasury stock
Dividends                                                       (492,548)                               93,872
Refund of prior year unclaimed
        dividends and other                                        1,542
                                                             -----------     --------       --------  --------
Balance, December 31, 2000                                   $ 6,004,642     $ 24,448       $ 72,256  $306,829
                                                             ===========     ========       ========  ========

See Notes to Financial Statements.

                      CALCASIEU REAL ESTATE & OIL CO., INC.

                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2000, 1999 and 1998

                                                                       2000            1999           1998
                                                                   -------------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                                  $ 1,436,029    $  1,545,060   $   403,931
        Noncash (income) expenses included in net income:
                Depreciation, depletion and amortization                 39,282          20,484        16,817
                Realized (gains) on sale of available-for-sale
                  securities                                                 --              --       (13,172)
                Gain on sale of assets                                     (414)        (31,536)           --
                Loss on asset retirement                                    883             926            --
                Deferred income tax                                       2,200           2,132           264
                Change in assets and liabilities:
                  (Increase) decrease in trade accounts and
                    other receivables                                   323,735        (301,289)      (83,627)
                  (Increase) decrease in inventory                        5,855           1,695         1,641
                  (Increase) decrease in prepaid income taxes           (74,878)         71,882       (71,882)
                  Decrease in prepaid expenses                           (2,635)             99           989
                  Increase (decrease) in trade payables                   3,938           3,434       (15,082)
                  Increase (decrease) in other liabilities             (151,282)        250,221       (82,734)
                                                                   ------------    ------------   -----------
                        Net cash provided by operating activities     1,582,713       1,563,108       157,145
                                                                   ------------    ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from rights of way                                         500          43,846            --
        Proceeds from sale of timber and land                            54,917         123,142            --
        Available-for-sale securities:
                Purchases                                              (961,489)             --            --
                Sales                                                        --              --       208,000
        Purchase of land, property and equipment                        (22,087)        (10,149)     (625,548)
                                                                   ------------    ------------   -----------
                        Net cash provided by (used in) investing
                          activities                                   (928,159)        156,839      (417,548)
                                                                   ------------    ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from long-term borrowings                                   --              --       450,000
        Principal payments on long-term borrowing                            --      (1,187,064)      (62,936)
        Dividends paid, net of refunds                                 (394,440)       (154,635)     (179,744)
        Payments to acquire treasury stock                              (93,872)        (19,604)      (55,650)
                                                                   ------------    ------------   -----------
                        Net cash provided by (used in) financing
                          activities                                   (488,312)     (1,361,303)      151,670
                                                                   ------------    ------------   -----------
                        Net increase (decrease) in cash and
                          cash equivalents                              166,242        (358,644)     (108,733)

Cash and cash equivalents:
        Beginning                                                       471,821         113,177       221,910
                                                                   ------------     -----------   -----------
        Ending                                                     $    638,063     $   471,821   $   113,177
                                                                   ============     ===========   ===========

                                                (continued on next page)

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                           STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 2000, 1999 and 1998
                                  (Continued)

                                                         2000        1999        1998
                                                     -----------  ----------  -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
  Cash payments for:
    Interest                                         $        --  $   53,506  $    66,573
    Income taxes                                         932,752     509,458      275,686


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES
  Net change in unrealized and realized
     gains on available-for-sale securities               12,362       8,202       (3,480)

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


Note 2.   Securities Available-for-Sale

          Debt and equity securities have been classified in the balance sheet according to management's intent in the current and noncurrent asset sections under the headings securities available-for-sale. The carrying amount of securities and their approximate fair values at December 31, 2000 and 1999 follow:

                         NOTES TO FINANCIAL STATEMENTS


                                                     Gross          Gross
                                                   Amortized     Unrealized     Unrealized
                                                      Cost          Gains         Losses       Fair Value
                                                 ------------   ------------   ------------   ------------
                December 31, 2000
          Available-for-sale securities:
            Equity securities                    $     56,123   $     18,706   $         --   $     74,829
            Preferred equity securities               279,257         15,619             --        294,876
            U.S. government securities                682,232          6,422                       688,654
                                                 ------------   ------------   ------------   ------------

                                                  $ 1,017,612   $     40,747   $         --   $  1,058,359
                                                 ============   ============   ============   ============

                December 31, 1999
          Available-for-sale securities:
            Equity securities                    $     56,123   $     20,144   $         --   $     76,267
            U.S. government securities                     --             --             --             --
                                                 ------------   ------------   ------------   ------------
                                                 $     56,123   $     20,144   $         --   $     76,267
                                                 ============   ============   ============   ============

          Gross realized gains and gross realized losses on sales of available-for-sale securities during 1998 are presented below. There were no gross realized gains and gross realized losses on sales of available-for-sale securities during 1999 and 2000.

                                                      Gains         Losses
                                                    ---------     ----------
                     1998
           Gross realized gains:
             U.S. government and agency securities  $      --     $       --
             Municipal securities                      13,172             --
             Equity securities                             --             --
                                                    ---------     ----------

                                                    $  13,172     $       --
                                                    =========     ==========

Note 3.   Oil and Gas Properties

          Results of operations for oil and gas producing activities at December 31, 2000, 1999 and 1998 is as follows:

                         NOTES TO FINANCIAL STATEMENTS


                                                2000             1999          1998
                                             -----------    -----------    ----------
     Gross revenues:
        Royalty interests                    $ 1,555,838    $ 2,017,723    $  563,033
        Working interests                         63,851         24,095        19,115
                                             -----------    -----------    ----------
                                               1,619,689      2,041,818       582,148
     Less:
        Production costs                          78,176         84,605        50,511
        Depreciation, depletion and
          amortization                                --            318           580
                                             -----------    -----------    ----------
          Results before income tax
            expenses                           1,541,513      1,956,895       531,057

     Income tax expenses                         509,419        630,682       164,487
                                             -----------    -----------    ----------
          Results of operations from
            producing activities
            (excluding corporate
            overhead)                        $ 1,032,094    $ 1,326,213    $  366,570
                                             ===========    ===========    ==========

  Costs incurred in oil and gas activities:

     The major costs incurred in connection with the Company's oil and gas operations (which are conducted entirely within the United States) at December 31, 2000, 1999 and 1998 are as follows:

                                                 2000       1999      1998
                                               --------   --------  --------
          Acquisition costs-working and
            royalty interests                  $     --   $     --  $     --
                                               ========   ========  ========

          Exploration costs                    $     --   $     --  $     --
                                               ========   ========  ========

          Development costs                    $     --   $    932  $  3,741
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

                         NOTES TO FINANCIAL STATEMENTS


          The wells remain in production at December 31, 2000, including royalty interests and working interests obtained through back-in provisions of royalty agreements. Production from such royalty interests and working interests comprises 100% of the Company's oil and gas revenues in 2000, 1999 and 1998.

          Actual production has exceeded original estimates of reserves, and remaining reserves have not been revised. Therefore, the Company is not able to complete the computations of discounted future cash flows and reconciliation thereof.


Note 4.   Income Taxes

          The Company files federal income tax returns on a calendar year basis.

          The net deferred tax liability in the accompanying balance sheet includes the following components at December 31, 2000 and 1999:

                                                              2000      1999
                                                            --------  --------
               Deferred tax assets                          $     --  $  3,203
               Valuation allowance                                          --
               Deferred tax liabilities                      (14,316)  (15,318)
               Deferred tax liabilities on unrealized
                  appreciation of securities available
                  for sale                                   (16,298)   (8,058)
                                                            --------  --------

                    Net deferred tax liability              $(30,614) $(20,173)
                                                            ========  ========

          A reconciliation between income taxes, computed by applying statutory tax rates to income before income taxes and income taxes provided at December 31, 2000, 1999 and 1998 is as follows:

                                                  2000        1999       1998
                                               ---------   ---------  ---------
               Tax at statutory rates          $ 729,239   $ 775,137  $ 198,962

               Tax effect of the following:
                 Statutory depletion             (82,145)    (99,490)   (27,084)
                 Dividend exclusion               (2,714)       (514)      (428)
                 State income tax                 60,375      61,094     13,126
                 Investment tax credit                --        (167)        --
                 Other                             4,037      (1,306)    (3,325)
                                               ---------   ---------  ---------

                                               $ 708,792   $ 734,754  $ 181,251
                                               =========   =========  =========

                         NOTES TO FINANCIAL STATEMENTS


          Deferred income taxes result from timing differences in the recognition of revenue and expenses for tax and financial statement purposes. The effect of these timing differences at December 31, 2000 and 1999 is as follows:

                                                                    2000           1999
                                                                 ----------     ----------
               Conversion of investment from tax cash basis
                 to accrual basis for financial
                 reporting                                       $  (14,304)    $  (14,344)

               Excess of depreciation and depletion
                 expensed for tax purposes (under)
                 amount expensed for financial
                 statement purposes                                     (12)         2,229

               Unrealized gain on marketable securities             (16,298)        (8,058)
                                                                 ----------     ----------

                                                                 $  (30,614)    $  (20,173)
                                                                 ==========     ==========

Note 5.   Line of Credit

          As of December 31, 2000, the Company had available an unsecured line of credit in the amount of $750,000. The balance on this line of credit was $-0- at December 31, 2000.


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

                         NOTES TO FINANCIAL STATEMENTS




          Following is a summary of segmented information for 2000, 1999 and 1998:

                                                       2000            1999            1998
                                                   ------------   -------------   -------------
     REVENUES
        Oil and gas properties                     $  1,772,148   $   2,102,773   $     672,497
        Agricultural properties                         178,897         197,719         127,832
        Timber properties                               460,963         308,411          64,178
        All other segments                               85,110          37,588          32,520
                                                   ------------   -------------   -------------

                                                   $  2,497,118   $   2,646,491   $     897,027
                                                   ============   =============   =============

     COSTS AND EXPENSES
        Oil and gas properties                     $     78,176   $      84,923   $      51,091
        Agricultural properties                          15,126          16,667          13,509
        Timber properties                                93,962          61,104          29,723
        All other segments                                1,362             932           1,264
                                                   ------------   -------------   -------------

                                                   $    188,626   $     163,626   $      95,587
                                                   ============   =============   =============

     INCOME FROM OPERATIONS
        Oil and gas properties                     $  1,693,972   $   2,017,850   $     621,406
        Agricultural properties                         163,771         181,052         114,323
        Timber properties                               367,000         247,307          34,455
        All other segments                               83,749          36,656          31,256
                                                   ------------   -------------   -------------
                                                      2,308,492       2,482,865         801,440

     OTHER INCOME (EXPENSE)                            (163,671)       (203,051)       (216,258)
                                                   ------------   -------------   -------------

     INCOME BEFORE INCOME TAXES                    $  2,144,821   $   2,279,814   $     585,182
                                                   ============   =============   =============

     IDENTIFIABLE ASSETS
        Oil and gas properties                     $    683,952   $     980,179   $     694,203
        Agricultural properties                       2,522,280       2,530,002       2,531,025
        Timber properties                               964,852       1,067,912         891,510
        All other segments                               90,024          85,685          85,685
                                                   ------------   -------------   -------------
                                                      4,261,108       4,663,778       4,202,423

     GENERAL AND CORPORATE ASSETS                     1,699,731         548,762         556,904
                                                   ------------   -------------   -------------

     TOTAL ASSETS                                  $  5,960,839   $   5,212,540   $   4,759,327
                                                   ============   =============   =============

                         NOTES TO FINANCIAL STATEMENTS


                                                       2000            1999            1998
                                                   ------------   -------------   -------------
     CAPITAL EXPENDITURES
        Oil and gas properties                     $        633   $       2,947   $      96,320
        Agricultural properties                          10,479              --         222,789
        Timber properties                                19,294           3,453         220,754
        All other segments                                5,443           3,749          85,685
                                                   ------------   -------------   -------------

                                                   $     35,849   $      10,149   $     625,548
                                                   ============   =============   =============

     DEPRECIATION, DEPLETION AND
        AMORTIZATION
        Oil and gas properties                     $         --   $         318   $         580
        Agricultural properties                           4,525           3,781           2,574
        Timber properties                                32,604          15,453          12,399
        All other segments                                2,153             932           1,264
                                                   ------------   -------------   -------------

                                                   $     39,282   $      20,484   $      16,817
                                                   ============   =============   =============

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


     The following summarizes major customer information at December 31, 2000, 1999 and 1998 from oil and gas revenues:

                                                        Sales to Purchaser as a
                                                      Percentage of Total Revenues
                                                  ------------------------------------
                    Purchaser                         2000        1999        1998
                    ---------                     -----------  ----------  -----------
                Riceland Petroleum Company                  4%          2%          10%
                Mitchell Energy                             6%         12%          34%
                Neumin Production                          65%         78%          34%

                         NOTES TO FINANCIAL STATEMENTS




Note 7. Related Party Transactions

        As of April 1, 1999, the President of the Company is serving as Chairman of the advisory board of Bank One, Southwest Louisiana (the Bank). Formerly, he was the President of the Bank. At December 31, 2000 and 1999, the Company had $638,063 and $471,821, respectively, deposited in money-market and noninterest bearing checking accounts with the Bank.


        During 2000, 1999 and 1998, some board members entered into leases with the Company for water fowl hunting on property acquired during 1998. Lease income from these leases amounted to $3,200 for the year 2000 and $4,800 for each of the years ended December 31, 1999 and 1998.


        In 1990, the Company purchased interests in properties managed by Walker Louisiana Properties (WLP), such properties being subject to a management agreement described at Note 9. In 1998, the Company purchased an additional interest in this property.


Note 8. Supplementary Income Statement Information

        Taxes, other than income taxes, of $109,569, $117,129 and $65,154, were charged to expense during 2000, 1999 and 1998, respectively.


Note 9. Management Agreement

        During 1990, the Company purchased an undivided interest in numerous parcels of land and other properties as described at Note 7. The Company's interest, along with the interests of other co-owners, is managed by an entity under a management agreement whereby costs are shared based on the percent of ownership.

                         NOTES TO FINANCIAL STATEMENTS




Note 10.  Operating Leases

          The Company leases agricultural land to a third party. This agreement, with an original expiration date of September 30, 2002, was extended during year 2000 to September 30, 2004. The annual lease rental is $40,000. The lease requires payment of normal maintenance and insurance. The lease also requires the lessee to construct specific improvements to the property at an expenditure of at least $60,000 as additional consideration during the original term of the contract. In the event the lessee fails to spend $60,000 on the above mentioned improvements prior to September 30, 2002, the amounts unspent will be due and payable to the Company on September 30, 2002. As a condition of extending the lease contract for an additional two year period, the lessee is required to spend $40,000 each year for additional improvements to the properties, in addition to the annual lease payments.


          Total future minimum rental income under operating leases as of December 31, 2000 for the next five years is as follows:

               Years Ending December 31,
               -------------------------
                         2001                      $   40,000
                         2002                          40,000
                         2003                          40,000
                         2004                          40,000
                         2005                               -


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

                         NOTES TO FINANCIAL STATEMENTS


          Securities available-for-sale:

            Debt and equity securities were valued at fair value, which equals quoted market price.


      The estimated fair value of the Company's financial instruments at December 31, 2000 and 1999 are as follows. Amounts are presented in thousands.

                                         2000              1999
                                   ---------------------------------
                                   Carrying   Fair   Carrying   Fair
      Financial Assets              Value    Value    Value    Value
                                   -------- ------   -------- ------

   Cash and cash equivalents       $  638   $  638   $  472   $  472
   Securities available for sale    1,058    1,058       76       76
                                   -------- ------   -------- ------

                                   $1,696   $1,696   $  548   $  548
                                   ======== ======   ======== ======

Note 13.  Commitments and Contingencies

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

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                         PROPERTY, PLANT AND EQUIPMENT
                 Years Ended December 31, 2000, 1999 and 1998

                                          Balance,                  Adjustments    Balance,
                                         Beginning                      and         End of
           2000                          of Period     Additions    Retirements     Period
           ----                          ----------   ----------    -----------   ----------
Oil and gas properties-proved            $  458,185   $       --    $     1,435   $  456,751

Other property:
  Buildings and equipment                    90,885       15,922         17,031       89,776
  Timber                                    715,064       19,295         60,933      673,426
  Land                                    3,615,791          632            522    3,615,900
                                         ----------   ----------    -----------   ----------
                                         $4,879,925   $   35,849    $    79,921   $4,835,853
                                         ==========   ==========    ===========   ==========

           1999
           ----
Oil and gas properties-proved            $  444,236   $    2,947    $   (11,002)  $  458,185

Other property:
  Buildings and equipment                    87,136        3,749             --       90,885
  Timber                                    803,086        3,453         91,475      715,064
  Land                                    3,660,478           --         44,687    3,615,791
                                         ----------   ----------    -----------   ----------
                                         $4,994,936   $   10,149    $   125,160   $4,879,925
                                         ==========   ==========    ===========   ==========

           1998
           ----
Oil and gas properties-proved            $  377,666   $   80,521    $    13,951   $  444,236

Other property:
  Buildings and equipment                    90,941        9,251         13,056       87,136
  Timber                                    575,785      227,301             --      803,086
  Land                                    3,352,003      308,475             --    3,660,478
                                         ----------   ----------    -----------   ----------
                                         $4,396,395   $  625,548    $    27,007   $4,994,936
                                         ==========   ==========    ===========   ==========

                     CALCASIEU REAL ESTATE & OIL CO., INC.

             ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                 Years Ended December 31, 2000, 1999 and 1998

                                       Balance,                  Adjustments   Balance,
                                       Beginning                     and        End of
          2000                         of Period    Additions    Retirements    Period
          ----                         ---------    ---------    -----------  --------
Oil and gas properties-proved          $  377,039   $    2,496    $     --    $ 379,535
Other property:
  Buildings and equipment                  73,468        4,525       8,104       69,889
  Timber                                  228,876       32,261       2,169      258,968
                                       ----------   ----------    --------    ---------
                                       $  679,383   $   39,282    $ 10,273    $ 708,392
                                       ==========   ==========    ========    =========

          1999
          ----
Oil and gas properties-proved          $  362,770   $    3,050    $(11,219)   $ 377,039
Other property:
  Buildings and equipment                  71,487        1,981          --       73,468
  Timber                                  213,423       15,453          --      228,876
                                       ----------   ----------    --------    ---------
                                       $  647,680   $   20,484    $(11,219)   $ 679,383
                                       ==========   ==========    ========    =========

          1998
          ----

Oil and gas properties-proved          $  376,141   $      580    $ 13,951    $ 362,770
Other property:
  Buildings and equipment                  80,706        3,837      13,056       71,487
  Timber                                  201,023       12,400          --      213,423
                                       ----------   ----------    --------    ---------
                                       $  657,870   $   16,817    $ 27,007    $ 647,680
                                       ==========   ==========    ========    =========