Form 10-Q
period 2001-03-31
CALCASIEU REAL ESTATE & OIL CO INC
filed 2001-04-25
CIK 352955

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington. D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR QUARTER ENDED MARCH 31, 2001    COMMISSION FILE NUMBER 0-9669

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

                        _______________________________

As of March 31, 2001, 1,951,446 shares of the registrant's Common Stock, without par value, were issued and outstanding.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001


                               TABLE OF CONTENTS


Part I    FINANCIAL INFORMATION                                     PAGE NO.
------    ---------------------                                     --------

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            3

          Balance Sheets
          March 31, 2001 and March 31, 2000                            4-5

          Statements of Income and Retained Earnings
          Three Months Ended March 31, 2001 and March 31, 2000           6

          Statements of Cash Flows
          Three Months Ended March 31, 2001 and March 31, 2000           7

PART II   OTHER INFORMATION
-------   -----------------

          Item 6.  Exhibits and Reports on Form 8-K                      8

          SIGNATURES                                                     8


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

          THE INFORMATION FURNISHED IS NOT IN CONNECTION WITH ANY SALE OR OFFER FOR SALE OF, OR SOLICITATION OF AN OFFER TO BUY, ANY SECURITIES.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                     PART I

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Total revenues for the Company for the quarter ended March 31, 2001, were down 19.3% or $112,963 from the first quarter of 2000. This was due to a decease in oil and gas production from the North English Bayou Field offset partially by higher prices and no timber income for the period. The lack of timber income was due to the weather and adequate inventories at area timber mills. Expenses were down 10.1% primarily caused by lower forestry expenses and oil and gas production costs. General and administrative expenses were up 13.4% due almost entirely to higher insurance expense, legal fees and franchise tax. Net income after taxes decreased 17.5% from the same period last year.

Management believes that the company's revenues will be sufficient to meet its existing needs and the needs for its anticipated future operations. Long-term trends will depend upon the ability of management to continue to find new production to replace the depletion of the company's present minerals as well as increasing the Company's income from timber and agriculture.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                 BALANCE SHEET

                                    ASSETS

CURRENT ASSETS                             March 31, 2001   March 31, 2000
Cash and cash equivalents                   $  947,757       $  915,267
Accounts receivables                           216,703          182,521
                                            ----------       ----------
Total Current Assets                        $1,164,460       $1,097,788
                                            ----------       ----------
SECURITIES AVAILABLE FOR SALE               $  873,901       $   76,267
                                            ----------       ----------
PROPERTY AND EQUIPMENT,
Less accumulated depreciation,
    depletion and amortization.             $   95,353       $   97,313

Timber, less accumulated depletion             421,280          483,697
Land                                         3,615,900        3,615,791
                                            ----------       ----------
Total Property                              $4,132,533       $4,196,801
                                            ----------       ----------
TOTAL                                       $6,170,894       $5,370,856
                                            ----------       ----------

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                 BALANCE SHEET

                      LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                         March 31, 2001   March 31, 2000

Trade payables and accrued expenses          $   24,480       $   23,615
Dividends payable                                97,981
Current deferred tax liability, net              35,560           20,173
Income taxes payable                             42,098          171,509
                                             ----------       ----------
Total Current Liabilities                    $  200,119       $  215,297
                                             ----------       ----------

SHAREHOLDERS' EQUITY

Common Stock, no par value,
3,000,000 shares  authorized; 2,100,000
 shares issued                               $   72,256       $   72,256
Retained earnings                             6,173,482        5,284,174
Accumulated other comprehensive income           31,866           12,086
                                             ----------       ----------
                                             $6,277,604       $5,368,516

Less cost treasury stock (2000 - 125,648
 shares; 2001 - 144,956 shares)                 306,829          212,957
                                             ----------       ----------
Total Equity                                 $5,970,775       $5,155,559
                                             ----------       ----------
TOTAL                                        $6,170,894       $5,370,856
                                             ----------       ----------

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                  STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                  Three Months Ended    Three Months Ended
                                                    March 31, 2001        March 31, 2000
REVENUES
Income-primarily from oil and gas properties              $  420,974            $  480,492
Income-agricultural properties                                51,916                55,693
Income-timber properties                                         142                49,810
                                                          ----------            ----------
Total                                                     $  473,032            $  585,995
                                                          ----------            ----------
COSTS AND EXPENSES
Forestry expenses                                         $    3,874            $   14,717
Agriculture expense                                            2,561                 2,743
Oil and gas production costs                                  19,987                27,765
General and administrative                                    76,549                67,476
Depreciation and depletion                                     1,757                 3,741
                                                          ----------            ----------
Total                                                     $  104,728            $  116,442
                                                          ----------            ----------
OTHER INCOME (EXPENSE):
Interest income                                           $    9,289            $    6,663
Dividends on common stock                                      6,204                 2,159
                                                          ----------            ----------
Total                                                     $   15,493            $    8,822
                                                          ----------            ----------
INCOME BEFORE INCOME TAXES AND
EXTRAORDINARY CREDITS                                     $  383,797            $  478,375
                                                          ----------            ----------
PROVISION FOR INCOME TAXES:
Current                                                   $  116,976            $  154,902
Deferred
                                                          ----------            ----------
Total                                                     $  116,976            $  154,902
                                                          ----------            ----------
NET INCOME                                                $  266,821            $  323,473

RETAINED EARNINGS, BEGINNING OF PERIOD                     6,004,642             5,059,618

DIVIDENDS DECLARED                                           (97,981)              (98,917)
                                                          ----------            ----------
RETAINED EARNINGS END OF PERIOD                           $6,173,482            $5,284,174
                                                          ----------            ----------

Earnings per share                                              $.14                  $.16


                     CALCASIEU REAL ESTATE & OIL CO., INC.

                           STATEMENTS OF CASH FLOWS

                                                               Three Months Ended    Three Months Ended
                                                                 March 31, 2001        March 31, 2000
CASH FLOWS FROM OPERATING
ACTIVITIES
Net income                                                          $ 266,821             $ 323,473
Non cash (income) expenses included in net income:
Depreciation, depletion and amortization                                1,757                 3,741
Change in assets and liabilities:
(Increase) decrease in accounts receivable                            (87,483)              270,434
(Increase) decrease in inventory                                        4,427                10,281
(Increase) decrease in prepaid expenses                                 3,309                   674
(Increase) decrease in prepaid income taxes                            74,878
Increase (decrease) in trade payable                                    9,398                12,471
Increase (decrease) in income tax payable                              42,098                20,227
                                                                    ---------             ---------
Net cash provided by operating activities                           $ 315,205             $ 641,301
                                                                    ---------             ---------

CASH FLOWS FROM
INVESTING ACTIVITIES:
Maturity of securities available for sale                           $ 196,822
Reforestation expenditures                                             (6,829)
                                                                    ---------
                                                                    $ 189,993
                                                                    ---------

CASH FLOWS FROM
FINANCING ACTIVITIES:
Dividends paid                                                      $(195,504)            $(197,855)
                                                                    ---------             ---------
Net cash provided by (used in) financing activities                 $(195,504)            $(197,855)
                                                                    ---------             ---------

Net increase (decrease) in cash and cash equivalents:               $ 309,694             $ 443,446
Cash and cash equivalents:
Beginning                                                             638,063               471,821
                                                                    ---------             ---------
Ending                                                              $ 947,757             $ 915,267
                                                                    ---------             ---------


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


Dated April 23, 2001