Form 10-Q
period 2001-06-30
CALCASIEU REAL ESTATE & OIL CO INC
filed 2001-08-07
CIK 352955

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington. D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED JUNE 30, 2001                    COMMISSION FILE NUMBER 0-9669

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

                        _______________________________


As of June 30, 2001, 1,955,044 shares of the registrant's Common Stock, without par value, were issued and outstanding.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001


                               TABLE OF CONTENTS


PART I    FINANCIAL INFORMATION                                  PAGE NO.
------    ---------------------                                  --------

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         3

          Balance Sheets
          June 30, 2001 and June 30, 2000                           4-5

          Statements of Income and Retained Earnings
          Six Months Ended June 30, 2001 and June 30, 2000            6

          Statements of Cash Flows
          Six Months Ended June 30, 2001 and June 30, 2000            7

PART II   OTHER INFORMATION
-------   -----------------

          Item 4.  Submission of Matters to a Vote of Security
                   Holders                                            8

          Item 6.  Exhibits and Reports on Form 8-K                   9

          SIGNATURES                                                  9


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

          THE INFORMATION FURNISHED IS NOT IN CONNECTION WITH ANY SALE OR OFFER FOR SALE OF, OR SOLICITATION OF AN OFFER TO BUY, ANY SECURITIES.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                     PART I

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Net income for the six months ended June 30, 2001, was down 32.9% over the same period in 2000 and net income for the second quarter was down 46.8% compared to the second quarter of 2000. The decrease was almost entirely attributable to reduced production from the North English Bayou Field due to depletion. Timber income was also down due to the timing of cuttings. All expenses were lower in 2001 than the expenses in 2000 except for general and administrative expense, which were up 49.4% for the six months in 2001 compared to the same period in 2000. Of the $49,829 increase in general and administrative expense, 71.8% was in legal expense defending Company's ownership of minerals on a small pierce of property.

During July three new oil and gas discoveries were completed in which the Company has a small royalty interest. The wells are located in Beauregard, Calcasieu and Cameron Parishes. The Company should begin receiving income in the third and fourth quarters of 2001. Projected income is unknown at this time, but it will not begin to offset the depletion experienced in the North English Bayou Field. Also in July, the Company purchased 320 acres of timberland for $228,910. Minerals were reserved by the sellers, but there is no mineral activity on the property at this time.

Management believes that the company's revenues will be sufficient to meet its existing needs and the needs for its anticipated future operations. Management does not presently anticipate that the Company will incur material additional liabilities in its future operations.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                 BALANCE SHEET

                                    ASSETS



                                             June 30, 2001   June 30, 2000

CURRENT ASSETS
Cash and cash equivalents                       $1,414,993      $  951,423
Accounts receivables                               209,511         297,454
Prepaid income taxes                                65,679          11,620
                                                ----------      ----------
Total current assets                            $1,690,183      $1,260,497
                                                ----------      ----------

SECURITIES AVAILABLE FOR SALE                   $  381,209      $   76,267
                                                ----------      ----------
PROPERTY AND EQUIPMENT, less
 accumulated depreciation, depletion and
 amortization.                                  $   93,603      $   96,063
Timber, less accumulated depletion                 418,139         478,793
Land                                             3,615,900       3,615,791
                                                ----------      ----------
Total Property                                  $4,127,642      $4,190,647
                                                ----------      ----------
TOTAL                                           $6,199,034      $5,527,411
                                                ----------      ----------

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                 BALANCE SHEET

                      LIABILITIES & STOCKHOLDERS' EQUITY



                                                June 30, 2001   June 30, 2000
CURRENT LIABILITIES
Trade payables and accrued expenses                $    2,558      $   15,996
Dividends payable                                      97,977          98,482
Current deferred tax liability, net                    35,216          20,173
                                                   ----------      ----------
Total Current Liabilities                          $  135,751      $  134,651
                                                   ----------      ----------

SHAREHOLDERS' EQUITY

Common Stock, no par value, 3,000,000 shares
 authorized; 2,100,000 shares issued               $   72,256      $   72,256

Retained earnings                                   6,266,506       5,544,957

Accumulated other comprehensive income                 31,350          12,086
                                                   ----------      ----------
                                                   $6,370,112      $5,629,299


Less cost treasury stock (2001 144,956 shares;
2000 130,358 shares)                                  306,829         236,509
                                                   ----------      ----------
Total Equity                                       $6,063,283      $5,392,790
                                                   ----------      ----------
TOTAL                                              $6,199,034      $5,527,441
                                                   ----------      ----------

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                  STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                        Three Months Ended                 Six Months Ended
                                                  June 30, 2001    June 30, 2000    June 30, 2001      June 30, 2000
REVENUES
Income-primarily from oil and gas properties         $  266,584       $  491,436       $  687,558          $  971,928
Agricultural Income                                      19,108            4,878           71,024              60,571
Timber Income                                            62,818           98,085           62,960             147,895
                                                     ----------       ----------       ----------          ----------
TOTAL                                                $  348,510       $  594,399       $  821,542          $1,180,394
                                                     ----------       ----------       ----------          ----------
COSTS AND EXPENSES
Forestry expenses                                    $    6,441       $    8,392       $   10,315          $   23,109
Agriculture expense                                         383            1,467            2,944               4,210
Oil and gas production costs                             11,315           21,763           31,302              49,528
General and Administrative                               74,228           33,472          150,777             100,948
Depreciation and depletion                                4,891            6,154            6,648               9,895
                                                     ----------       ----------       ----------          ----------
TOTAL                                                $   97,258       $   71,248       $  201,986          $  187,690
                                                     ----------       ----------       ----------          ----------
OTHER INCOME (EXPENSE):
Interest                                             $   17,810       $   10,712       $   27,099          $   17,375
Dividends on Common Stock                                 5,146           11,350            2,159
Gain on sale of land                                      4,991            4,991
                                                     ----------       ----------       ----------          ----------
TOTAL                                                $   27,947       $   10,712       $   43,440          $   19,534
                                                     ----------       ----------       ----------          ----------

INCOME OR LOSS BEFORE
INCOME TAXES AND
EXTRAORDINARY CREDITS                                $  279,199       $  533,863       $  662,996          $1,012,238

PROVISION FOR INCOME TAXES:
Current                                                  88,199          174,798          205,175             329,700
                                                     ----------       ----------       ----------          ----------
NET INCOME OR (LOSS)                                 $  191,000       $  359,065       $  457,821          $  682,538

RETAINED EARNINGS,
BEGINNING OF PERIOD                                   6,173,482        5,284,174        6,004,642           5,059,618

DIVIDENDS                                               (97,976)         (98,282)        (195,957)           (197,199)
                                                     ----------       ----------       ----------          ----------
RETAINED EARNINGS,
END OF PERIOD                                        $6,266,506       $5,544,957       $6,266,506          $5,544,957
                                                     ----------       ----------       ----------          ----------
NET INCOME PER COMMON SHARE                                $.09             $.18             $.23                $.34


                     CALCASIEU REAL ESTATE & OIL CO., INC.

                           STATEMENTS OF CASH FLOWS

                                                         Three Months Ended                    Six Months Ended
                                                  June 30, 2001      June 30, 2000      June 30, 2001     June 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (or Loss)                                   $  191,000        $ 359,065          $  457,821        $ 682,538
Non cash (income) expenses included in net income:
Depreciation, depletion and  amortization                   4,891            6,154               6,648            9,895
CHANGE IN ASSETS AND LIABILITIES:
(Increase) decrease in accounts receivable                  7,192         (114,933)            (80,291)         155,501
(Increase) decrease in inventory                            4,427           10,281
(Increase) decrease in prepaid expenses                                                          3,309              674
(Increase) decrease in prepaid income taxes               (65,679)         (11,620)              9,199          (11,620)
Increase (decrease) in trade and interest payables        (21,922)          (7,649)            (12,524)           4,822
Increase (decrease) in income tax payable                 (42,098)        (171,509)                            (151,282)
                                                       ----------        ---------          ----------        ---------
Net Cash Provided by Operating Activities              $   73,384        $  59,508          $  388,589        $ 700,809
                                                       ----------        ---------          ----------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of securities available for sale              $  491,833                           $ 688,654
Reforestation expenditure                                                                      (6,829)
                                                       ----------                           ----------
                                                       $  491,833                           $  681,825
                                                       ----------                           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid                                         $  (97,981)       $     200          $ (293,484)       $(197,655)
Payments to acquire treasury stock                                         (23,552)                             (23,552)
                                                       ----------        ---------          ----------        ---------
Net cash provided by (used in) financing activities    $  (97,981)       $ (23,352)         $ (293,484)       $(221,207)
                                                       ----------        ---------          ----------        ---------
Net increase (decrease) in cash & cash equivalents     $  467,236        $  36,156          $  776,930        $ 479,602
CASH AND CASH EQUIVALENTS:
Beginning                                                 947,757          915,267             638,063          471,821
                                                       ----------        ---------          ----------        ---------
Ending                                                 $1,414,993        $ 951,423          $1,414,993        $ 951,423
                                                       ----------        ---------          ----------        ---------

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                           PART II OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders.

         (a) The Annual Meeting was held on April 26, 2001

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

         (c) There were 1,394,400 shares represented at the meeting. The Company furnished its security holders proxy soliciting material pursuant to Regulation 14 under the Act and there was no solicitation in opposition to either the nominees for directors nor any other matters.

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


Dated July 31, 2001