Form 10-Q
period 2001-09-30
CALCASIEU REAL ESTATE & OIL CO INC
filed 2001-11-13
CIK 352955

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington. D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 2001               COMMISSION FILE NUMBER 0-9669

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

                        _______________________________

As of September 30, 2001, 1,955,044 shares of the registrant's Common Stock, without par value, were issued and outstanding.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001


                               TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION                                                          PAGE NO.
------    ---------------------                                                          --------
          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                3

          Balance Sheets
          September 30, 2000 and September 30, 2001                                         4-5

          Statements of Income and Retained Earnings and
          Accumulated Comprehensive Income
          Nine Months Ended September 30, 2000 and 2001                                      6

          Statements of Cash Flows
          Nine Months Ended September 30, 2000 and 2001                                      7

PART II   OTHER INFORMATION
-------   -----------------

          Item 6.  Exhibits and Reports on Form 8-K                                          8

          SIGNATURES                                                                         8

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

          THE INFORMATION FURNISHED IS NOT IN CONNECTION WITH ANY SALE OR OFFER FOR SALE OF, OR SOLICITATION OF AN OFFER TO BUY, ANY SECURITIES.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                     PART I

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


Net income was down 23.3% for the nine months ended September 30, 2001, compared to the same period in 2000, but net income for the third quarter was down only 2.7% from net income for the third quarter in 2000. Both figures are a result of continued depletion of the North English Bayou Field and increasing income from agriculture and timber. All expenses decreased except general and administrative expenses and timber depletion. Most of the increase in general and administrative expenses come from a $10,270 increase in insurance expense and a $44,000 increase in legal expense.

The legal expense was incurred defending the Company's ownership of minerals on a small piece of property.

The Company expects to begin receiving, in the fourth quarter, proceeds from small royalty interests in three new discoveries.

In September, the Company received an invoice from the National Pollution Funds Center for cleanup of an oil well site. The Company is contesting the charge as an innocent landowner since the spill occurred long before the Company's ownership and the Company did not participate in the mineral production. The Company's share of the bill is less than $65,000.

Management believes that the company's revenues will be sufficient to meet its existing needs and the needs for its anticipated future operations. Long-term trends will depend upon the ability of management to continue to find new production to replace the depletion of the Company's present minerals as well as increasing the Company's income from timber and agriculture.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                 BALANCE SHEET

                                    ASSETS


Current Assets                                      September 30, 2001             December 31, 2000

Cash and cash equivalents                               $  783,771                       $  638,063
Accounts receivables                                       172,656                          129,200
Prepaid income taxes                                        42,157                           74,879
Inventory-harvested crops                                                                     4,427
Prepaid expense                                                                               3,309
                                                        ----------                       ----------

Total Current Assets                                    $  998,584                       $  849,897
                                                        ----------                       ----------

SECURITIES AVAILABLE FOR SALE                           $  981,611                       $1,058,359
                                                        ----------                       ----------

PROPERTY AND EQUIPMENT,
Less accumulated depreciation,
    depletion and amortization.                         $   95,089                       $   97,103

Timber, less accumulated depletion                         412,285                          414,458
Land                                                     3,844,810                        3,615,900
                                                        ----------                       ----------

Total Property                                          $4,352,184                       $4,127,461
                                                        ----------                       ----------

TOTAL                                                   $6,332,379                       $6,035,717
                                                        ----------                       ----------

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                 BALANCE SHEET

                      LIABILITIES & STOCKHOLDERS' EQUITY


CURRENT LIABILITIES                                        SEPTEMBER 30, 2001      DECEMBER 31, 2000
Trade Payables And Accrued Expenses                            $   16,084              $   15,082
Current Deferred Tax Liability, Net                                36,774                  30,614
Dividends Payable                                                                         195,504
                                                               ----------              ----------

Total Current Liabilities                                      $   52,858              $  241,200
                                                               ----------              ----------

SHAREHOLDERS' EQUITY

Common Stock, no par value, --
3,000,000 shares  authorized; 2,100,000 shares issued          $   72,256              $   72,256

Retained earnings                                               6,480,402               6,004,642

Accumulated other comprehensive income                             33,692                  24,448
                                                               ----------              ----------
                                                               $6,586,350              $6,101,346

Less cost treasury stock (2001 - 144,956 shares;
2000 - 133,956 shares)                                            306,829                 306,829
                                                               ----------              ----------

Total Equity                                                   $6,279,521              $5,794,517
                                                               ----------              ----------

TOTAL                                                          $6,332,379              $6,035,717
                                                               ----------              ----------

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                  STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                              THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                  SEPTEMBER 30, 2001   SEPTEMBER 30, 2000    SEPTEMBER 30, 2001   SEPTEMBER 30, 2000
REVENUES
Income-primarily from oil and gas properties        $  299,880            $  420,231            $  987,438             $1,392,159
Agricultural Income                                     99,466               103,297               170,490                163,868
Timber Income                                          141,093                 8,208               204,053                156,103
                                                    ----------            ----------            ----------             ----------
TOTAL                                               $  540,439            $  531,736            $1,361,981             $1,712,130
                                                    ----------            ----------            ----------             ----------
COSTS AND EXPENSES
Oil and gas production costs                        $   15,208            $   20,587            $   46,510             $   70,115
Agriculture expense                                      2,249                 2,482                 5,193                  6,692
Forestry expenses                                        9,663                 8,082                19,978                 31,191
General and Administrative                              50,254                38,450               201,031                139,398
Depreciation and depletion                               8,804                 1,660                15,452                 11,555
                                                    ----------            ----------            ----------             ----------
TOTAL                                               $   86,178            $   71,261            $  288,164             $  258,951
                                                    ----------            ----------            ----------             ----------
OTHER INCOME (EXPENSE):
Interest Income                                     $   12,896            $   11,705            $   39,995             $   29,080
Dividends                                                6,147                   921                17,497                  3,080
Gain on Sale of Assets                                                                               4,991
                                                    ----------            ----------            ----------             ----------
TOTAL                                               $   19,043            $   12,626            $   62,483             $   32,160
                                                    ----------            ----------            ----------             ----------
INCOME OR LOSS BEFORE
INCOME TAXES AND
EXTRAORDINARY CREDITS                               $  473,304            $  473,101            $1,136,300             $1,485,339

PROVISION FOR INCOME TAXES:
Current                                                161,432               152,639               366,607                482,339
                                                    ----------            ----------            ----------             ----------
NET INCOME OR (LOSS)                                $  311,872            $  320,462            $  769,693             $1,003,000

RETAINED EARNINGS,
BEGINNING OF PERIOD                                  6,266,506             5,544,957             6,004,642              5,059,618

DIVIDENDS                                              (97,976)              (98,538)             (293,933)              (295,737)
                                                    ----------            ----------            ----------             ----------
RETAINED EARNINGS END OF
PERIOD                                              $6,480,402            $5,766,881            $6,480,402             $5,766,881
                                                    ----------            ----------            ----------             ----------
NET INCOME PER COMMON SHARE                               $.16                  $.17                  $.39                   $.51


                             OTHER COMPREHENSIVE INCOME

                                                              THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                  SEPTEMBER 30, 2001   SEPTEMBER 30, 2000    SEPTEMBER 30, 2001   SEPTEMBER 30, 2000
Unrealized gains on securities
 available for sale, net of taxes                    $    2,342                                  $    9,244
Other comprehensive income
 Beginning of Period                                     31,350                                      24,448
                                                     ----------                                  ----------
Other comprehensive income
 End of Period                                       $   33,692                                  $   33,692
                                                     ----------                                  ----------

                     CALCASIEU REAL ESTATE & OIL CO., INC.
                           STATEMENTS OF CASH FLOWS

                                                            THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                 SEPTEMBER 30, 2001   SEPTEMBER 30, 2000     SEPTEMBER 30, 2001   SEPTEMBER 30, 2000
CASH FLOWS FROM
OPERATING ACTIVITIES
Net Income (or Loss)                                $  311,872            $ 320,462               $ 769,693           $ 1,003,000
Non cash (income) expenses
  included in net income:
Depreciation, depletion and amortization                 8,804                1,660                  15,452                11,555
CHANGE IN ASSETS AND LIABILITIES:
(Increase) decrease in accounts receivable              36,855              106,820                 (43,436)              262,321
(Increase) decrease in inventory                                                                      4,427                10,281
(Increase) decrease in prepaid expenses                                                               3,309                   674
(Increase) decrease in prepaid income taxes             23,522             (45,511)                  32,721               (57,131)
Increase (decrease) in trade payables                   13,526              (9,681)                   1,002                (4,829)
Increase (decrease) in dividends payable               (97,977)                 56                 (195,504)                 (400)
Increase (decrease) in income tax payable                                                                                (151,282)
                                                    ----------           ---------               ----------           -----------
Net Cash Provided by
        Operating Activities                        $  296,602           $ 373,806                $ 587,664           $ 1,074,189
                                                    ----------           ---------               ----------           -----------
CASH FLOWS FROM
INVESTING ACTIVITIES:
Maturity of Securities available for sale           $                   $                         $ 688,654           $
Purchase of Securities available for sale             (596,502)           (279,257)                (596,502)             (279,257)
Purchase of Property and
  equipment and reforestation                           (4,436)                                     (11,265)
Purchase of land                                      (228,910)                                    (228,910)
                                                    ----------           ---------               ----------           -----------
Net cash provided (used in)
        Investing Activities                        $ (829,848)          $(279,257)               $(148,023)          $  (279,257)
                                                    ----------           ---------               ----------           -----------
CASH FLOWS FROM
FINANCING ACTIVITIES:
Dividends paid                                      $  (97,976)          $ (98,508)               $(293,933)          $  (295,737)
Payments to acquire treasury stock                                         (19,566)                                       (43,118)
                                                    ----------           ---------               ----------           -----------
Net cash provided by (used in)
  financing activities                              $  (97,976)          $(118,074)               $(293,933)          $  (338,855)
                                                    ----------           ---------               ----------           -----------
Net increase (decrease) in
  cash & cash equivalents                           $ (631,222)          $ (23,525)               $ 145,708           $   456,077

CASH AND CASH EQUIVALENTS:
Beginning                                            1,414,993             951,423                  638,063               471,821
                                                    ----------           ---------               ----------           -----------
Ending                                              $  783,771           $ 927,898                $ 783,771           $   927,898
                                                    ----------           ---------               ----------           -----------

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



                         CALCASIEU REAL ESTATE & OIL CO., INC.
                                   (Registrant)

                           s/  ARTHUR HOLLINS, III
                         ------------------------------------------
                         Arthur Hollins, III
                         President



                           s/  CHARLES D. VICCELLIO
                         ------------------------------------------
                         Charles D. Viccellio
                         Vice-President and Secretary


Dated November 6, 2001