Form 10-K
period 2001-12-31
CALCASIEU REAL ESTATE & OIL CO INC
filed 2002-03-12
CIK 352955

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-K
               Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

For Fiscal Year Ended December 31, 2001       Commission File Number 0-9669

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]      No_______

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Trading in the Company's common stock is limited and sporadic and its common stock has no readily established market value.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date. Common Stock, No Par Value, 1,955,044 shares outstanding at January 31, 2002.

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

         The principal business of the Company has been the ownership and preservation of the assets acquired at the Company's organization and subsequently. The Company's primary activities have consisted of leasing its properties and collecting rents and royalties derived therefrom. The mineral interests of the Company are located in the Parishes of Calcasieu, Allen, Acadia, Cameron, St. Landry, St. Mary, Vermilion and Jefferson Davis in Louisiana. The Company owns approximately 13,500 acres of land in fee in the Parishes of Allen, Beauregard, Calcasieu, Cameron, Jefferson Davis, LaFourche, Sabine, St. Landry and Vermilion in Louisiana. Most of the Company's land and mineral interests are located within 100 miles of the City of Lake Charles, in southwestern and central Louisiana.

         Of this total, 5,766 represents a 1/6th interest in 34,596 acres, which is managed by Walker Louisiana Properties, a joint venture consisting of the land owners. The Company also owns a 40% interest in 1,577 of these acres. Of the total acreage, the Company owns no minerals on 3,816 acres.

Operations
----------

         The Company's income is derived primarily from its oil and gas properties. Agriculture and timber income are the next largest sources of income. Additional oil and gas income in the future will come from discoveries on the Company's land. The Company is not involved in exploration and production. The Company has a small working interest in five wells, which occurred as a back-in under the original mineral lease. The Company does not anticipate taking a working interest in future production.

Industry Segments
-----------------

         In addition to an oil and gas segment, the Company has also created "Agriculture Properties" and "Timber Properties." The Company also receives mineral rentals and royalties from some of these properties. Note 6 to the Financial Statements on page 25 sets forth information on the business segments.

Employees
---------

         The Company currently employs a total of five persons in a part-time capacity. The Company is subject to no union contracts nor does the Company have any pension, profit sharing or deferred compensation plans.

Customers
---------

         The Company had three customers, the sales to which equal or exceed 10% of the Company's total oil and gas revenues, exclusive of revenues paid Walker Louisiana Properties. In 2001, sales to Neumin Production accounted for 30% of revenues, sales to Riceland Petroleum accounted for 27% of oil and gas revenues and sales to Woodlawn Energy accounted for 15%.

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

         In February of 1990 the Company acquired a 12.5% undivided fee interest in 34,309 acres (4,289) net acres) located in the Louisiana parishes of Allen, Beauregard, Calcasieu, Cameron, Jefferson Davis, Sabine and Vermilion, and in 1999 the Company acquired an additional 4.17% interest in the same acreage. A portion of these lands are the same as the 1,748 acres in which the company owned a 40% position described in the first paragraph above. This property consists of 17,088 gross acres of agriculture land, 7,572 acres of commercial timber, 4,196 acres in pasture, 4,253 acres of marsh land and 1,200 acres for future subdivision as it is contiguous to the city limits of Lake Charles. During 2001, the Company, along with the co-owners, exchanged 25 acres of future subdivision land for 440 acres of commercial timber land. The company participates in oil and gas production in Southeast Lunita Field, Lake Arthur Field, Edgerly Field, Welsh Field and North Indian Village Field. The largest oil and gas income in 2000 came from the company's 50% ownership in 443 acres that are located in the North English Bayou Field, Calcasieu Parish, developed and operated by Neumin Production Company. The Company has also participated for its 1/6th interest in the granting of oil and gas leases which are yet to be drilled on Walker Louisiana acreage.

         In April of 1992, the Company purchased 952 acres of timberland in Calcasieu and Beauregard Parishes for $475,000.

         On October 29, 1997, Calcasieu Real Estate and Oil Co., Inc. purchased 3,496 acres of land in Cameron Parish, Louisiana, from Amoco Production Company for $1,663,000.

         During 2001, the Company purchased 320 acres of commercial timber land for $228,910.

         The table below shows, for the years ended December 31, 2001, December 31, 2000, and December 31, 1999, net gas produced in thousands of cubic feet
(MCF) and net oil (including condensate and natural gas liquids) produced in barrels (Bbl), average sales prices and average production costs, relating to oil and gas attributable to the royalty interests and working interest held by the Company.

                                                   Year Ended      Year Ended      Year Ended
                                                    12/31/99        12/31/00        12/31/01
                                                  ------------    ------------    ------------
Net gas produced (MCF)                                364,883         338,352         130,662

Average gas sales price (Per MCF)(1)                 $   2.28        $   3.56        $   5.75

Net Oil Produced (Bbl)                                 32,987          10,258           9,732

Average Oil Sales price (Per Bbl)(1)                 $  16.58        $  27.55        $  25.26

Average sales price of oil and gas per MCF           $   3.63        $   3.72        $   5.68
equivalent (1)(2)

Average production cost of oil and gas per
MCF equivalent (2)
     Royalty Interests                                    .13             .16             .22

     Working Interests                                   1.48             .81            1.58

(1) Before deduction of production and
severance taxes.

(2) Oil production is converted to MCF
equivalents at the rate of 6 MCF's per
barrel, representing the approximate
relative energy content of oil and
natural gas.

Item 3.  LEGAL PROCEEDINGS
         -----------------

         The Company is a co-defendant in a lawsuit filed by owners of eighty acres, which the defendants owned the minerals. The landowners are asserting that the mineral interest prescribed. Company's counsel has advised that he cannot offer an opinion on the outcome awaiting review of the facts. The defendants intend to defend the suit vigorously. The Company has been notified by the National Pollution Funds Center that it is jointly and severally liable along with all co-owners and certain past owners for a clean-up bill in the amount of $385,804. The defendants intend to defend the claim vigorously.

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

                                    PART II
                                    -------

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         --------------------------------------------------------------------
         MATTERS
         -------

         As of January 31, 2002, the common stock of Calcasieu Real Estate and Oil Co., Inc. was owned by 699 stockholders. During the three years preceding the date hereof, there has been only limited and sporadic trading in the Company's Common Stock, principally among its shareholders.

         In the year ended December 31, 2001, 32,100 shares were traded with a high of 6.25 and a low of 3.75. The last trade during this period was on October 5, 2001, for 200 shares at a price of 6.25. Below is the trading range.

                                      Volume       High          Low
                                     --------    --------     ---------
         01/01/01 - 03/31/01          11,000        3.75         5.00
         04/01/01 - 06/30/01          18,700        4.78         5.75
         07/01/01 - 09/30/01           2,200        5.85         4.72
         10/01/01 - 12/31/01             200        6.25         6.25

Dividends were paid per share on Common Stock as follows by record date:, September 30, 1999, $.03; December 28, 1999, $.05; March 29, 2000, $.05; June
30, 2000, $.05; September 27, 2000, $.05; December 29, 2000, $.05 regular and
$.05 extra; March 30, 2001, $.05; June 28, 2001, $.05; September 24, 2001, $.05;
December 28, 2001, $.05 regular and $.05 extra;. There are no restrictions on the paying of dividends.

Item 6.  SELECTED FINANCIAL DATA
         -----------------------

                                      Ended           Ended           Ended          Ended           Ended
                                     12/31/97        12/31/98       12/31/99        12/31/00        12/31/01
                                     --------        --------       --------        --------        --------
   Revenues                         $  967,632      $  897,027     $2,646,491      $2,497,118     $1,618,587

   Income before income taxes          776,445         585,182      2,279,814       2,144,821      1,284,106

   Earnings per common share (1)           .26             .20            .78             .73            .45

   Total assets                     $4,307,077      $4,759,327     $5,212,540      $6,035,717     $6,407,663

   Cash Dividends declared per
   common stock                            .12             .09            .08             .25            .25

(1) Earnings per common share presented are based on the weighted average outstanding shares of about 1,955,044 in 2001, 1,956,000 in 2000, 1,979,000 in 1999, 1,995,000 in 1998, and 1,997,000 in 1997.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         --------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS

Business
--------

         You should read the following discussion and analysis of our financial condition and results of operations together with "Selected Financial Data" and our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.

Overview
--------

         The Company receives most of its income from oil and gas operations. The oil and gas revenues have declined steadily from $2,102,773 in 1999 to $1,772,148 in 2000 to $1,146,622 in 2001. The principal cause of the decline has been the decreasing production from the North English Bayou field due to depletion. This decrease is expected to continue, but at a much slower rate. Contributing to the decrease in oil and gas revenues has been much less seismic and leasing activity. This activity reached its peak in 1999 and early 2000. Since that time, prospects have been drilled or dropped. Average gas prices received in 2001 were higher than in 2000 because most of the production was received in the first quarter of 2001 when gas prices were much higher. They declined steadily throughout the year.

         It is anticipated that oil and gas revenues in 2002 will decrease again due to lower prices and declining production. The Company has small interests in three new wells expected to begin production in 2002, but it is doubtful if they will offset the production from the North English Bayou field. Average prices for gas are anticipated to be lower in 2002 than 2001.

         The Company is more actively managing its timber properties. Revenues from timber properties have increased substantially in the last three years compared to earlier years. The revenues of $460,963 for 2000 were unusually high due to cuttings necessitated by fires. Revenues for 2001 declined to $249,591.

         Agriculture income in 2001 was virtually unchanged from 2000. Production in 2001 was higher but prices were lower.

         The Company is shifting more land from crop payments to cash rents and shifting more expenses to the farmers. Future income depends on crop production, prices and support programs.

Comparison of 2001 and 2000
---------------------------

         Revenues decreased 35.7% in 2001 from 2000 primarily due to decrease in gas production of 61.4%. This decrease was partially offset by higher gas prices. Timber income decreased 45.9% due to lower sales volume and lower prices. Net income after tax and earnings per share decreased 39.9% from 2000 to 2001.

Liquidity and Capital Resources
-------------------------------

         The Company has a strong liquid position. The cash and cash equivalents was unusually high on December 31, 2001, due to the maturity of treasury bills at year-end that had not yet been reinvested. The Company maintains a strong liquid position to help maintain the dividend and provide the Company with the resources to be able to purchase real estate that comes on the market at an attractive price.

         Management believes that the Company's liquidity and revenues will be sufficient to meet its existing capital needs and the needs of its anticipated future operations.

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

Executive officer of Registrant as of February, 2001, are as follows:

           Name              Age                Position with Registrant
           ----              ---                ------------------------
Arthur Hollins, III          71           President & Director
William D. Blake             69           Vice President, Treasurer and Director
Charles D. Viccellio         68           Vice President, Secretary and Director

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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

          The information required by Item 12 is included in the Registrant's definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 and is included herein by reference.

                                    PART IV

Item 13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
          ---------------------------------------------------------
          FORM 8-K
          --------

         (a)  The following documents are filed as part of the report:
              1. All Financial Statements. See Table of Contents to Financial Statements and schedule on page 9.
              2. Financial Statement Schedules. See Table of Contents to Financial Statements and Schedules on page 9.
              3.   List of Exhibits - None

         (b)  Reports on Form 8-K - None

                                  SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CALCASIEU REAL ESTATE AND OIL CO., INC.



                                        BY:  /s/ Arthur Hollins, III
                                             -----------------------------------
                                                 Arthur Hollins, III, President
Dated March 5, 2002

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities with regard to Calcasieu Real Estate and Oil Co., Inc. and on the date indicated:

                                      President
Arthur Hollins, III                   (Chief Executive Officer and Director)
-------------------------------------
                                      Vice President & Treasurer
William D. Blake                      (Principal Financial Officer and Director)
-------------------------------------

Charles D. Viccellio                  Vice President & Secretary, (Director)
-------------------------------------

Henry C. Alexander                    Director
-------------------------------------

Troy A. Freund                        Director
-------------------------------------

Laura A. Leach                        Director
-------------------------------------

Frank O. Pruitt                       Director
-------------------------------------

B. James Reaves, III                  Director
-------------------------------------

Mary W. Savoy                         Director
-------------------------------------


Dated:  March 5, 2002

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                            Lake Charles, Louisiana







                                C O N T E N T S

                                                                           Page
INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS
   AND SUPPLEMENTARY INFORMATION                                              9

FINANCIAL STATEMENTS

   Balance sheets                                                            10
   Statements of income                                                      11
   Statements of changes in stockholders' equity                          12-13
   Statements of cash flows                                               14-15
   Notes to financial statements                                          16-29

SUPPLEMENTARY INFORMATION

   Property, plant and equipment                                             30
   Accumulated depreciation, depletion and amortization                      31

SCHEDULE OMITTED

   Schedules, other than those listed above, have been omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

                    [LETTERHEAD OF MCELROY, QUIRK & BURCH]



                        REPORT OF INDEPENDENT AUDITORS



To the Board of Directors
Calcasieu Real Estate & Oil Co., Inc.
Lake Charles, Louisiana


     We have audited the accompanying balance sheets of Calcasieu Real Estate & Oil Co., Inc. as of December 31, 2001 and 2000, and the related statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Calcasieu Real Estate & Oil Co., Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 30 and 31 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Lake Charles, Louisiana
March 7, 2002

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                BALANCE SHEETS
                          December 31, 2001 and 2000


             ASSETS                                                                           2001               2000
                                                                                          -----------        -----------
CURRENT ASSETS
   Cash and cash equivalents                                                            $   1,419,084        $   638,063
   Accounts receivable                                                                         93,748            129,220
   Inventory-harvested crops                                                                   11,042              4,427
   Prepaid income taxes                                                                       171,143             74,878
   Prepaid expense and other                                                                    3,309              3,309
                                                                                          -----------        -----------

               Total current assets                                                         1,698,326            849,897
                                                                                          -----------        -----------

SECURITIES AVAILABLE-FOR-SALE                                                                 377,732          1,058,359
                                                                                          -----------        -----------

PROPERTY AND EQUIPMENT (less accumulated depreciation,
   depletion and amortization of $449,534 in 2001 and
   $449,424 in 2000)                                                                           94,043             97,103
   Timber (less accumulated depletion of $281,343 in
      2001 and $258,968 in 2000)                                                              498,569            414,458
   Land                                                                                     3,738,993          3,615,900
                                                                                          -----------        -----------
                                                                                            4,331,605          4,127,461
                                                                                          -----------        -----------

                                                                                          $ 6,407,663        $ 6,035,717
                                                                                          ===========        ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Trade payables and accrued expenses                                                     $    5,968        $    15,082
   Dividends payable                                                                          195,737            195,504
   Income taxes payable:
      Current                                                                                       -                  -
      Deferred, net                                                                            26,893             30,614
                                                                                          -----------        -----------

               Total current liabilities                                                      228,598            241,200
                                                                                          -----------        -----------

STOCKHOLDERS' EQUITY
   Common stock, no par value; 3,000,000 shares
       authorized; 2,100,000 shares issued                                                     72,256             72,256
   Retained earnings                                                                        6,387,579          6,004,642
   Accumulated other comprehensive income                                                      26,059             24,448
                                                                                          -----------        -----------
                                                                                            6,485,894          6,101,346
   Less cost of treasury stock (2001 144,956 shares
       and 2000 144,956 shares)                                                               306,829            306,829
                                                                                          -----------        -----------
                                                                                            6,179,065          5,794,517
                                                                                          -----------        -----------

                                                                                          $ 6,407,663        $ 6,035,717
                                                                                          ===========        ===========

See Notes to Financial Statements.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                             STATEMENTS OF INCOME
                 Years Ended December 31, 2001, 2000 and 1999

                                                                            2001              2000               1999
                                                                        -----------       -----------        -----------
Revenues                                                                $ 1,618,587       $ 2,497,118        $ 2,646,491
                                                                        -----------       -----------        -----------

Costs and expenses:
   Oil and gas production                                                    62,636            78,176             84,605
   Agricultural                                                               8,176            10,601             12,886
   Timber                                                                    32,910            61,359             45,651
   Depreciation, depletion and amortization                                  28,566            38,490             20,484
                                                                        -----------       -----------        -----------
                                                                            132,288           188,626            163,626
                                                                        -----------       -----------        -----------

               Income from operations                                     1,486,299         2,308,492          2,482,865
                                                                        -----------       -----------        -----------

Other income (expense):
   Interest income                                                           28,243            38,907             22,508
   Dividends on stock                                                        27,617            11,402              2,159
   Realized gain on sale of investments in
      available-for-sale securities                                          27,654                 -                  -
   Gain on sale of assets                                                     4,991               414             31,536
   General and administrative                                              (290,698)         (214,394)          (207,962)
   Interest expense                                                               -                 -            (51,292)
                                                                        -----------       -----------        -----------
                                                                           (202,193)         (163,671)          (203,051)
                                                                        -----------       -----------        -----------

               Income before income taxes                                 1,284,106         2,144,821          2,279,814
                                                                        -----------       -----------        -----------

Federal and state income taxes:
   Current                                                                  415,864           706,592            732,622
   Deferred                                                                  (4,364)            2,200              2,132
                                                                        -----------       -----------        -----------
                                                                            411,500           708,792            734,754
                                                                        -----------       -----------        -----------

               Net income (per common share):
                 2001 $.45; 2000 $.73; 1999
                 $.78                                                   $   872,606       $ 1,436,029        $ 1,545,060
                                                                        ===========       ===========        ===========

See Notes to Financial Statements.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 Years Ended December 31, 2001, 2000 and 1999

                                                                                  Accumulated
                                                                                     Other         Capital
                                                Comprehensive      Retained      Comprehensive      Stock       Treasury
                                                    Income         Earnings          Income         Issued       Stock
                                                -------------    -----------     -------------    ---------    ---------
Balance, January 1, 1999                        $           -    $ 3,669,193     $       3,884    $  72,256    $ 193,353

Comprehensive income:
   Net income                                       1,545,060      1,545,060                 -            -            -

Other comprehensive income:
   Unrealized gains on securities
      available for sale:
      Unrealized holding gains
        occurring during period net
        of taxes of $5,568                              8,202              -                 -            -            -
                                                -------------
   Other comprehensive income, net
      of tax                                            8,202              -             8,202            -            -
                                                -------------

   Total comprehensive income                   $   1,553,262              -                 -            -            -
                                                =============

Purchase of treasury stock                                                 -                 -            -       19,604
Refund of prior year unclaimed
   dividends and other                                                 3,666                 -            -            -
Dividends                                                           (158,300)                -            -            -
                                                                 -----------     -------------    ---------    ---------

Balance, December 31, 1999                                         5,059,619            12,086       72,256      212,957

Comprehensive income:
   Net income                                   $   1,436,029      1,436,029                 -            -            -

Other comprehensive income:
   Unrealized gains on securities
      available for sale:
      Unrealized holding gains
        occurring during period net
        of taxes of $8,240                             12,362              -                 -            -            -
                                                -------------
   Other comprehensive income, net
      of tax                                           12,362              -            12,362            -            -
                                                -------------

   Total comprehensive income                   $   1,448,391              -                 -            -            -
                                                =============

                                                        (continued on next page)

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 Years Ended December 31, 2001, 2000 and 1999
                                  (Continued)

                                                                                  Accumulated
                                                                                     Other         Capital
                                                Comprehensive      Retained      Comprehensive      Stock       Treasury
                                                    Income         Earnings          Income         Issued       Stock
                                                -------------    -----------     -------------    ---------    ---------
Purchase of treasury stock                                                 -                 -            -       93,872
Refund of prior year unclaimed
   dividends and other                                                 1,542                 -            -            -
Dividends                                                           (492,548)                -            -            -
                                                                 -----------     -------------    ---------    ---------

Balance, December 31, 2000                                         6,004,642            24,448       72,256      306,829

Comprehensive income:
   Net income                                   $     872,606        872,606                 -            -            -

Other comprehensive income:
   Unrealized gains on securities
      available for sale:
      Unrealized holding gains
        occurring during period net
        of taxes of $3,212                              5,464              -                 -            -            -
   Less reclassification adjustments
     for gains included in net
     income, net of taxes of $2,569                    (3,853)             -                 -            -            -
                                                -------------
   Other comprehensive income, net
      of tax                                            1,611              -             1,611            -            -
                                                -------------

   Total comprehensive income                   $     874,217              -                 -            -            -
                                                =============

Dividends                                                           (489,669)                -            -            -
                                                                 -----------     -------------    ---------    ---------

Balance, December 31, 2001                                       $ 6,387,579     $      26,059    $  72,256    $ 306,829
                                                                 ===========     =============    =========    =========

See Notes to Financial Statements.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                           STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 2001, 2000 and 1999

                                                                                2001             2000            1999
                                                                            -----------       ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                               $   872,606       $ 1,436,029     $ 1,545,060
   Noncash (income) expenses included in net income:
      Depreciation, depletion and amortization                                   29,566            39,282          20,484
      Realized (gains) on sale of available-for-sale
        securities                                                              (27,654)                -               -
      Gain on sale of assets                                                     (4,991)             (414)        (31,536)
      Loss on asset retirement                                                        -               883             926
      Deferred income tax                                                        (4,365)            2,200           2,132
      Change in assets and liabilities:
        (Increase) decrease in trade accounts and
          other receivables                                                      35,471           323,735        (301,289)
        (Increase) decrease in inventory                                         (6,616)            5,855           1,695
        (Increase) decrease in prepaid income taxes                             (96,265)          (74,878)         71,882
        (Increase) decrease in prepaid expenses                                       -            (2,635)             99
        Increase (decrease) in trade payables                                    (8,879)            3,938           3,434
        Increase (decrease) in other liabilities                                      -          (151,282)        250,221
                                                                            -----------       -----------     -----------
               Net cash provided by operating activities                        788,873         1,582,713       1,563,108
                                                                            -----------       -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from rights of way                                                      500               500          43,846
   Proceeds from sale of timber and land                                         22,041            54,917         123,142
   Available-for-sale securities:
      Purchases                                                                (590,114)         (961,489)              -
      Sales                                                                   1,300,000                 -               -
   Purchase of land, property and equipment                                    (250,610)          (22,087)        (10,149)
                                                                            -----------       -----------     -----------
               Net cash provided by (used in) investing
                 activities                                                     481,817          (928,159)        156,839
                                                                            -----------       -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on long-term borrowing                                          -                 -      (1,187,064)
   Dividends paid, net of refunds                                              (489,669)         (394,440)       (154,635)
   Payments to acquire treasury stock                                                 -           (93,872)        (19,604)
                                                                            -----------       -----------     -----------
               Net cash (used in) financing activities                         (489,669)         (488,312)     (1,361,303)
                                                                            -----------       -----------     -----------

               Net increase in cash and cash equivalents                        781,021           166,242         358,644

Cash and cash equivalents:
   Beginning                                                                    638,063           471,821         113,177
                                                                            -----------       -----------     -----------

   Ending                                                                   $ 1,419,084       $   638,063     $   471,821
                                                                            ===========       ===========     ===========

                                                        (continued on next page)

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                           STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 2001, 2000 and 1999
                                  (Continued)

                                                                                2001             2000            1999
                                                                            -----------       ----------      ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION
   Cash payments for:
      Interest                                                              $         -       $        -      $   53,506
      Income taxes                                                              522,640          932,752         509,458


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES
   Net change in unrealized and realized
      gains on available-for-sale securities                                      1,611           12,362           8,202

See Notes to Financial Statements.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                         NOTES TO FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies


         Nature of business:

           The Company's business is the ownership and management of land. The primary activities consist of leasing its properties for mineral (oil and gas) and agriculture and raising timber.


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

                         NOTES TO FINANCIAL STATEMENTS


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

                         NOTES TO FINANCIAL STATEMENTS


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

           3. Themeasurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated.

                         NOTES TO FINANCIAL STATEMENTS


           4. Themeasurement of deferred tax assets is reduced, if considered necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.


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


Note 2.  Securities Available-for-Sale

         Debt and equity securities have been classified in the balance sheet according to management's intent in the current and noncurrent asset sections under the headings securities available-for-sale. The carrying amount of securities and their approximate fair values at December 31, 2001 and 2000 follow:

                                                         Gross          Gross
                                                      Amortized      Unrealized      Unrealized
              December 31, 2001                          Cost           Gains          Losses        Fair Value
                                                     -----------     ----------      ----------     -----------
         Available-for-sale securities:
            Equity securities                        $    56,123     $    7,189      $       -      $    63,312
            Preferred equity securities                  279,257         35,163              -          314,420
                                                     -----------     ----------      ----------     -----------

                                                     $   335,380     $   42,352      $       -      $   377,732
                                                     ===========     ==========      ==========     ===========
              December 31, 2000

         Available-for-sale securities:
            Equity securities                        $    56,123     $   18,706      $       -      $    74,829
            Preferred equity securities                  279,257         15,619              -          294,876
            U.S. government securities                   682,232          6,422                         688,654
                                                     -----------     ----------      ----------     -----------

                                                     $ 1,017,612     $   40,747      $       -      $ 1,058,359
                                                     ===========     ==========      ==========     ===========

                         NOTES TO FINANCIAL STATEMENTS




         Gross realized gains and gross realized losses on sales of available-for-sale securities during 2001 are presented below. There were no gross realized gains and gross realized losses on sales of available-for-sale securities during 1999 and 2000.

                            2001                                                            Gains              Losses
                            ----                                                         -----------         ----------
                 Gross realized gains:
                    U.S. government and agency securities                                $    27,654         $        -
                    Municipal securities                                                           -                  -
                    Equity securities                                                              -                  -
                                                                                         -----------         ----------

                                                                                         $    27,654         $        -
                                                                                         ===========         ==========

Note 3.  Oil and Gas Properties

         Results of operations for oil and gas producing activities at December 31, 2001, 2000 and 1999 is as follows:

                                                                          2001              2000                1999
                                                                       -----------       -----------        -----------
                 Gross revenues:
                    Royalty interests                                  $ 1,106,226       $ 1,555,838        $ 2,017,723
                    Working interests                                       40,396            63,851             24,095
                                                                       -----------       -----------        -----------
                                                                         1,146,622         1,619,689          2,041,818
                 Less:
                    Production costs                                        62,636            78,176             84,605
                    Depreciation, depletion and
                      amortization                                               -                 -                318
                                                                       -----------       -----------        -----------

                      Results before income tax
                        expenses                                         1,083,986         1,541,513          1,956,895

                 Income tax expenses                                       347,370           509,419            630,682
                                                                       -----------       -----------        -----------

                      Results of operations from
                        producing activities
                        (excluding corporate
                        overhead)                                      $   736,616       $ 1,032,094        $ 1,326,213
                                                                       ===========       ===========        ===========

                         NOTES TO FINANCIAL STATEMENTS




              Costs incurred in oil and gas activities:

                 The major costs incurred in connection with the Company's oil and gas operations (which are conducted entirely within the United States) at December 31, 2001, 2000 and 1999 are as follows:

                                                                           2001              2000               1999
                                                                        ----------        ----------         ----------
                    Acquisition costs-working and
                      royalty interests                                 $        -        $        -         $        -
                                                                        ==========        ==========         ==========


                    Exploration costs                                   $        -        $        -         $        -
                                                                        ==========        ==========         ==========


                    Development costs                                   $        -        $        -         $      932
                                                                        ==========        ==========         ==========

              Reserve quantities (unaudited):

                 Reserve information relating to estimated quantities of the Company's interest in proved reserves of natural gas and crude (including condensate and natural gas liquids) is not available. Such reserves are located entirely within the United States. A schedule indicating such reserve quantities is, therefore, not presented.


                 The wells remain in production at December 31, 2001, including royalty interests and working interests obtained through back-in provisions of royalty agreements. Production from such royalty interests and working interests comprises 100% of the Company's oil and gas revenues in 2001, 2000 and 1999.


                 Actual production has exceeded original estimates of reserves, and remaining reserves have not been revised. Therefore, the Company is not able to complete the computations of discounted future cash flows and reconciliation thereof.

                         NOTES TO FINANCIAL STATEMENTS




Note 4.  Income Taxes

         The Company files federal income tax returns on a calendar year basis.


         The net deferred tax liability in the accompanying balance sheet includes the following components at December 31, 2001 and 200:

                                                                                             2001               2000
                                                                                          ----------         ----------
                 Deferred tax assets                                                      $     341          $       -
                 Deferred tax liabilities                                                   (10,293)           (14,316)
                 Deferred tax liabilities on unrealized
                    appreciation of securities available
                    for sale                                                                (16,941)           (16,298)
                                                                                         ----------         ----------

                      Net deferred tax liability                                         $  (26,893)        $  (30,614)
                                                                                         ==========         ==========

         A reconciliation between income taxes, computed by applying statutory tax rates to income before income taxes and income taxes provided at December 31, 2001, 2000 and 1999 is as follows:

                                                                                2001             2000            1999
                                                                             ---------        ---------       ---------
                 Tax at statutory rates                                      $ 436,596        $ 729,239       $ 775,137

                 Tax effect of the following:
                    Statutory depletion                                        (52,305)         (82,145         (99,490)
                    Dividend exclusion                                          (6,573)          (2,714)           (514)
                    State income tax                                            34,465           60,375          61,094
                    Investment tax credit                                         (167)               -            (167)
                    Other                                                         (516)           4,037          (1,306)
                                                                             ---------        ---------       ---------

                                                                             $ 411,500        $ 708,792       $ 734,754
                                                                             =========        =========       =========

                         NOTES TO FINANCIAL STATEMENTS




          Deferred income taxes result from timing differences in the recognition of revenue and expenses for tax and financial statement purposes. The effect of these timing differences at December 31, 2001 and 2000 is as follows:

                                                                      2001            2000
                                                                   ---------       ---------
               Conversion of investment from tax cash basis
                  to accrual basis for financial
                  reporting                                        $  (9,940)      $ (14,304)

               Excess of depreciation and depletion
                  expensed for tax purposes (under)
                  amount expensed for financial
                  statement purposes                                     (12)            (12)

               Unrealized gain on marketable securities              (16,941)        (16,298)
                                                                   ---------       ---------

                                                                   $ (26,893)      $ (30,614)
                                                                   =========       =========

Note 5.   Line of Credit

          As of December 31, 2001, the Company had available an unsecured line of credit in the amount of $750,000. The balance on this line of credit was $-0- at December 31, 2001.


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

                         NOTES TO FINANCIAL STATEMENTS


          Following is a summary of segmented information for 2001, 2000 and 1999:

                                                                         2001               2000               1999
                                                                     -----------        -----------         -----------
                 REVENUES
                    Oil and gas properties                           $ 1,146,622        $ 1,772,148         $ 2,102,773
                    Agricultural properties                              176,387            178,897             197,719
                    Timber properties                                    249,591            460,963             308,411
                    All other segments                                    45,987             85,110              37,588
                                                                     -----------        -----------         -----------

                                                                     $ 1,618,587        $ 2,497,118         $ 2,646,491
                                                                     ===========        ===========         ===========

                 COSTS AND EXPENSES
                    Oil and gas properties                           $    62,636        $    78,176         $    84,923
                    Agricultural properties                               13,288             15,126              16,667
                    Timber properties                                     54,286             93,962              61,104
                    All other segments                                     2,078              1,362                 932
                                                                     -----------        -----------         -----------

                                                                     $   132,288        $   188,626         $   163,626
                                                                     ===========        ===========         ===========

                 INCOME FROM OPERATIONS
                    Oil and gas properties                           $ 1,083,986        $ 1,693,972         $ 2,017,850
                    Agricultural properties                              163,099            163,771             181,052
                    Timber properties                                    195,305            367,000             247,307
                    All other segments                                    43,909             83,749              36,656
                                                                     -----------        -----------         -----------
                                                                       1,486,299          2,308,492           2,482,865

                 OTHER INCOME (EXPENSE)                                 (202,193)          (163,671)           (203,051)
                                                                     -----------        -----------         -----------

                 INCOME BEFORE INCOME TAXES                          $ 1,284,106        $ 2,144,821         $ 2,279,814
                                                                     ===========        ===========         ===========


                 IDENTIFIABLE ASSETS
                    Oil and gas properties                           $   642,952        $   683,952         $   980,179
                    Agricultural properties                            2,525,291          2,522,280           2,530,002
                    Timber properties                                  1,210,651            964,852           1,067,912
                    All other segments                                    90,677             90,024              85,685
                                                                     -----------        -----------         -----------
                                                                       4,469,571          4,261,108           4,663,778

                 GENERAL AND CORPORATE ASSETS                          1,761,672          1,699,731             548,762
                                                                     -----------        -----------         -----------

                 TOTAL ASSETS                                        $ 6,231,243        $ 5,960,839         $ 5,212,540
                                                                     ===========        ===========         ===========

                         NOTES TO FINANCIAL STATEMENTS

                                                                         2001               2000                1999
                                                                     -----------        -----------         -----------
                 CAPITAL EXPENDITURES
                    Oil and gas properties                           $         -        $       633         $     2,947
                    Agricultural properties                                4,022             10,479                   -
                    Timber properties                                    245,798             19,294               3,453
                    All other segments                                       653              5,443               3,749
                                                                     -----------        -----------         -----------

                                                                     $   250,473        $    35,849         $    10,149
                                                                     ===========        ===========         ===========

                 DEPRECIATION, DEPLETION AND
                    AMORTIZATION
                    Oil and gas properties                           $         -        $         -         $       318
                    Agricultural properties                                5,113              4,525               3,781
                    Timber properties                                     21,375             32,604              15,453
                    All other segments                                     3,078              2,153                 932
                                                                     -----------        -----------         -----------

                                                                     $    29,566        $    39,282         $    20,484
                                                                     ===========        ===========         ===========

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


              The following summarizes major customer information at December 31, 2001, 2000 and 1999 from oil and gas revenues:

                                                                                       Sales to Purchaser as a
                                                                                     Percentage of Total Revenues
                                                                             ------------------------------------------
                        Purchaser                                               2001             2000            1999
                        ---------                                            ---------        ---------       ---------
                 Riceland Petroleum Company                                        27%               4%              2%
                 Mitchell Energy                                                    0%               6%             12%
                 Neumin Production                                                 30%              65%             78%
                 Woodlawn                                                          15%               6%              2%

                         NOTES TO FINANCIAL STATEMENTS


Note 7.   Related Party Transactions

          During 2001, 2000 and 1999, some board members entered into leases with the Company for water fowl hunting. Lease income from these leases amounted to $1,200 for the year 2001, $3,200 for the year 2000, and $4,800 for the year ended December 31, 1999.


          In 1990, the Company purchased interests in properties managed by Walker Louisiana Properties (WLP), such properties being subject to a management agreement.


Note 8.   Supplementary Income Statement Information

          Taxes, other than income taxes, of $98,116, $109,569 and $117,129, were charged to expense during 2001, 2000 and 1999, respectively.


Note 9.   Operating Leases

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


          Total future minimum rental income under operating leases as of December 31, 2001 for the next five years is as follows:

               Years Ending December 31,
               -------------------------
                         2002                          $   40,000
                         2003                              40,000
                         2004                              40,000
                         2005                                   -
                         2006                                   -

                         NOTES TO FINANCIAL STATEMENTS

Note 10.  Concentration of Credit Risk

          The Company maintains its cash balances in one financial institution. The amount on deposit in the financial institution is insured by the Federal Deposit Insurance Corporation up to $100,000.


Note 11.  Disclosures About Fair Value of Financial Instruments

          The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

               Cash and cash equivalents:

                  For these short-term instruments, the carrying amount is a reasonable estimate of fair value.


               Securities available-for-sale:

                  Debt and equity securities were valued at fair value, which equals quoted market price.


          The estimated fair value of the Company's financial instruments at December 31, 2001 and 2000 are as follows. Amounts are presented in thousands.

                                                        2001                          2000
                                               -----------------------       -----------------------
                                                Carrying        Fair          Carrying        Fair
                     Financial Assets            Value         Value           Value         Value
                                               ---------     ---------       ---------     ---------
                  Cash and cash equivalents    $   1,419     $   1,419       $     638     $     638
                  Securities available for
                    sale                             378           378           1,058         1,058
                                               ---------     ---------       ---------     ---------

                                               $   1,797     $   1,797       $   1,696     $   1,696
                                               =========     =========       =========     =========

                         NOTES TO FINANCIAL STATEMENTS

Note 12.  Commitments and Contingencies

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

          The Company has been notified by the National Pollution Funds Center that the Company, as well as the other various owners of the land managed by Walker Louisiana Properties, together with certain past owners, are jointly and severally liable for $385,804, the cost of an environmental clean-up. The Company is contesting the claim since the damage occurred prior to the Company's ownership and the Company is an innocent land owner.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                         PROPERTY, PLANT AND EQUIPMENT
                 Years Ended December 31, 2001, 2000 and 1999

                                                        Balance,                            Adjustments          Balance,
                                                       Beginning                                and               End of
               2001                                    of Period          Additions         Retirements           Period
               ----                                   -----------        -----------        -----------        -----------
Oil and gas properties-proved                         $   456,751        $         -        $         -        $   456,751

Other property:
   Buildings and equipment                                 89,776              4,675              7,626             86,825
   Timber                                                 673,426            122,206             15,720            779,912
   Land                                                 3,615,900            123,592                500          3,738,992
                                                      -----------        -----------        -----------        -----------

                                                      $ 4,835,853        $   250,473        $    23,846        $ 5,062,480
                                                      ===========        ===========        ===========        ===========

               2000
               ----

Oil and gas properties-proved                         $   458,185        $         -        $     1,435        $   456,751

Other property:
   Buildings and equipment                                 90,885             15,922             17,031             89,776
   Timber                                                 715,064             19,295             60,933            673,426
   Land                                                 3,615,791                632                522          3,615,900
                                                      -----------        -----------        -----------        -----------

                                                      $ 4,879,925        $    35,849        $    79,921        $ 4,835,853
                                                      ===========        ===========        ===========        ===========

               1999
               ----

Oil and gas properties-proved                         $   444,236        $     2,947        $   (11,002)       $   458,185

Other property:
   Buildings and equipment                                 87,136              3,749                  -             90,885
   Timber                                                 803,086              3,453             91,475            715,064
   Land                                                 3,660,478                  -             44,687          3,615,791
                                                      -----------        -----------        -----------        -----------

                                                      $ 4,994,936        $    10,149        $   125,160        $ 4,879,925
                                                      ===========        ===========        ===========        ===========

                     CALCASIEU REAL ESTATE & OIL CO., INC.

             ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                 Years Ended December 31, 2001, 2000 and 1999

                                                        Balance,                            Adjustments          Balance,
                                                       Beginning                                and               End of
               2001                                    of Period          Additions         Retirements           Period
               ----                                   -----------        -----------        -----------        -----------
Oil and gas properties-proved                         $   379,535        $        -         $        -         $   379,535
Other property:
   Buildings and equipment                                 69,889              7,191              7,081             69,999
   Timber                                                 258,968             22,375                 -             281,343
                                                      -----------        -----------        -----------        -----------

                                                      $   708,392        $    29,566        $     7,081        $   730,877
                                                      ===========        ===========        ===========        ===========


               2000
               ----

Oil and gas properties-proved                         $   377,039        $     2,496        $         -        $   379,535
Other property:
   Buildings and equipment                                 73,468              4,525              8,104             69,889
   Timber                                                 228,876             32,261              2,169            258,968
                                                      -----------        -----------        -----------        -----------

                                                      $   679,383        $    39,282        $    10,273        $   708,392
                                                      ===========        ===========        ===========        ===========


               1999
               ----

Oil and gas properties-proved                         $   362,770        $     3,050        $   (11,219)       $   377,039
Other property:
   Buildings and equipment                                 71,487              1,981                  -             73,468
   Timber                                                 213,423             15,453                  -            228,876
                                                      -----------        -----------        -----------        -----------

                                                      $   647,680        $    20,484        $   (11,219)        $  679,383
                                                      ===========        ===========        ===========         ==========