Form 10-Q
period 2002-03-31
CALCASIEU REAL ESTATE & OIL CO INC
filed 2002-05-13
CIK 352955

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549

                                    FORM 10-Q

                   Quarterly report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2002                   Commission file number 0-9669

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

                         -------------------------------

As of March 31, 2002, 1,955,044 shares of the registrant's Common Stock, without par value, were issued and outstanding.

                      CALCASIEU REAL ESTATE & OIL CO., INC.

                 Form 10-Q for the Quarter ended March 31, 2002

                                TABLE OF CONTENTS



Part I     FINANCIAL INFORMATION                                                 Page No.
                                                                                ----------
           Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                       3

           Balance Sheets
           March 31, 2002 and December 31, 2001                                     4-5

           Statements of Income and Retained Earnings
           Three Months Ended March 31, 2002 and March 31, 2001                      6

           Statements of Cash Flows
           Three Months Ended March 31, 2002 and March 31, 2001                      7

Part II    OTHER INFORMATION

           Item 4.  Submission of Matters to a Vote of Security Holders              8

           Item 6.  Exhibits and Reports on Form 8-K                                 9

           Signatures                                                                9




           Reference is made to the Notes to Financial Statements contained in the Company's Annual Report on Form 10
           ---------------------------------------------------------------------
           The information furnished is not in connection with any sale or offer for sale of, or solicitation of an offer to buy, any securities.

                      CALCASIEU REAL ESTATE & OIL CO., INC.

                                     PART I

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Total revenues for the Company for the quarter ended March 31, 2002, were down 52% or $245,944 from the first quarter of 2001. This was due to a decrease in oil and gas production from the North English Bayou Field as well as lower oil and gas prices.

The North English Bayou Field is almost totally depleted. Total expenses for the first quarter of 2002 were virtually the same as the first quarter of 2001. Forestry expenses and agriculture expense were up slightly on higher income from timber sales and farm operations. General and administrative expenses were higher due to increased audit expense and franchise tax. Oil and gas expenses were down due to lower severance taxes on lower production. Net income was down $176,830 or 66.3%. During the quarter, the Company purchased $700,000 face value of U. S. Treasury Bills, $100,000 of National Rural Utility bonds, and $100,000 of convertible preferred stock.

Management believes that the company's revenues will be sufficient to meet its existing needs and the needs for its anticipated future operations. Long-term trends will depend upon the ability of management to continue to find new production to replace the depletion of the company's present minerals as well as increasing the Company's income from timber and agriculture. All adjustments necessary for fair presentation are included in the enclosed financial statements.

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                 BALANCE SHEET

                                     ASSETS


CURRENT ASSETS                                            March 31, 2002         December 31, 2001
Cash and cash equivalents                                  $  446,936               $1,419,084
Accounts receivables                                          137,686                   93,748
Inventory-harvested crops                                                               11,042
Prepaid income tax                                            113,091                  171,143
Prepaid expense and other                                                                3,309
                                                           ----------               ----------
Total Current Assets                                       $  697,713               $1,698,320
                                                           ----------               ----------
SECURITIES AVAILABLE FOR SALE                              $1,277,665               $  377,732
                                                           ----------               ----------

PROPERTY AND EQUIPMENT,
Less accumulated depreciation,
    depletion and amortization                             $   93,993               $   94,043
Timber, less accumulated depletion                            497,294                  498,569
Land                                                        3,746,166                3,738,993
                                                           ----------               ----------
Total Property                                             $4,337,453               $4,331,605
                                                           ----------               ----------
TOTAL                                                      $6,312,831               $6,407,663
                                                           ----------               ----------

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                                 BALANCE SHEET

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                              March 31, 2002      December 31, 2001
Trade payables and accrued expenses                                $   16,870           $    5,968
Dividends payable                                                      97,973              195,737
Current deferred tax liability, net                                    26,893               26,893
                                                                   ----------           ----------
Total Current Liabilities                                          $  141,736           $  228,598
                                                                   ----------           ----------

SHAREHOLDERS' EQUITY

Common Stock, no par value,
3,000,000 shares  authorized; 2,100,000 shares issued              $   72,256           $   72,256
Retained earnings                                                   6,379,609            6,387,579
Accumulated other comprehensive income                                 26,059               26,059
                                                                   ----------           ----------
                                                                   $6,477,924           $6,485,894

Less cost treasury stock (2002 - 144,956 shares;
2001 - 144,956 shares)                                                306,829              306,829
                                                                   ----------           ----------
Total Equity                                                       $6,171,095           $6,179,065
                                                                   ----------           ----------
TOTAL                                                              $6,312,831           $6,407,663
                                                                   ----------           ----------

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                   STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                       Three Months Ended        Three Months Ended
                                                         March 31, 2002            March 31, 2001
REVENUES
Income-primarily from oil and gas properties               $  138,013                $  420,974
Income-agricultural properties                                 63,581                    51,916
Income-timber properties                                       25,494                       142
                                                           ----------                ----------
Total                                                      $  227,088                $  473,032
                                                           ----------                ----------
COSTS AND EXPENSES
Forestry expenses                                          $    6,843                $    3,874
Agriculture expense                                             3,171                     2,561
Oil and gas production costs                                   11,790                    19,987
General and administrative                                     81,491                    76,549
Depreciation and depletion                                      1,325                     1,757
                                                           ----------                ----------

Total                                                      $  104,620                $  104,728
                                                           ----------                ----------
OTHER INCOME (EXPENSE):
Interest income                                            $    4,784                $    9,289
Dividends on common stock                                       2,704                     6,204
                                                           ----------                ----------
Total                                                      $    7,488                $   15,493
                                                           ----------                ----------
INCOME BEFORE INCOME TAXES AND
EXTRAORDINARY CREDITS                                      $  129,956                $  383,797
                                                           ----------                ----------
PROVISION FOR INCOME TAXES:
Current                                                    $   39,965                $  116,976
Deferred
                                                           ----------                ----------
Total                                                      $   39,965                $  116,976
                                                           ----------                ----------
NET INCOME                                                 $   89,991                $  266,821

RETAINED EARNINGS, BEGINNING OF PERIOD                      6,387,579                 6,004,642

DIVIDENDS DECLARED                                            (97,961)                  (97,981)
                                                           ----------                ----------
RETAINED EARNINGS END OF PERIOD                            $6,379,609                $6,173,482
                                                           ----------                ----------

Earnings per share                                               $.05                      $.14


                     CALCASIEU REAL ESTATE & OIL CO., INC.

                            STATEMENTS OF CASH FLOWS



                                                     Three Months Ended            Three Months Ended
                                                       March 31, 2002                March 31, 2001
CASH FLOWS FROM OPERATING
ACTIVITIES
Net income                                                $   89,991                   $ 266,821
Non cash (income) expenses included in net income:
   Depreciation, depletion and amortization                    1,325                       1,757
Change in assets and liabilities:
   (Increase) decrease in accounts receivable                (43,938)                    (87,483)
   (Increase) decrease in inventory                           11,042                       4,427
   (Increase) decrease in prepaid expenses                     3,309                       3,309
   (Increase) decrease in prepaid income taxes                58,052                      74,878
   Increase (decrease) in trade payable                       10,902                       9,398
   Increase (decrease) in income tax payable                       -                      42,098
                                                          ----------                   ---------
Net cash provided by operating activities                 $  130,683                   $ 315,205
                                                          ----------                   ---------
CASH FLOWS FROM
INVESTING ACTIVITIES:
Maturity of securities available for sale                 $        -                   $ 196,822
Reforestation expenditures                                         -                      (6,829)
Investment in land                                            (7,173)                          -
Purchase of securities available for sale                   (899,933)                          -
                                                          ----------                   ---------
                                                          $ (907,106)                  $ 189,993
                                                          ----------                   ---------
CASH FLOWS FROM
FINANCING ACTIVITIES:
Dividends paid                                            $ (195,725)                  $(195,504)
                                                          ----------                   ---------
Net cash provided by (used in) financing activities       $ (195,725)                  $(195,504)
                                                          ----------                   ---------
Net increase (decrease) in cash and cash equivalents:     $ (972,148)                  $ 309,694
Cash and cash equivalents:
Beginning                                                  1,419,084                     638,063
                                                          ----------                   ---------
Ending                                                    $  446,936                   $ 947,757
                                                          ----------                   ---------

                      CALCASIEU REAL ESTATE & OIL CO., INC.

                           PART II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a)    The Annual Meeting was held on April 25, 2002

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

         (c) There were 1,529,374 shares represented at the meeting of whom 1,518,140 voted in favor of both propositions. The Company furnished its security holders proxy soliciting material pursuant to Regulation 14 under the Act and there was no solicitation in opposition to either the nominees for directors nor any other matters.

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


Dated May 6, 2002