Form 10-Q
period 2002-06-30
CALCASIEU REAL ESTATE & OIL CO INC
filed 2002-08-02
CIK 352955

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549

                                    FORM 10-Q

                   Quarterly report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

    For Quarter Ended June 30, 2002         Commission file number 0-9669

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

                              Yes  [X]     No
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

                         -------------------------------

As of June 30, 2002, 1,955,044 shares of the registrant's Common Stock, without par value, were issued and outstanding.

                      CALCASIEU REAL ESTATE & OIL CO., INC.

                  Form 10-Q for the Quarter ended June 30, 2002

                                TABLE OF CONTENTS


Part I      FINANCIAL INFORMATION                                    Page No.

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          3

            Balance Sheets
            June 30, 2002 and December 31, 2001                         4-5

            Statements of Income and Retained Earnings
            Six Months Ended June 30, 2002 and June 30, 2001             6

            Statements of Cash Flows
            Six Months Ended June 30, 2002 and June 30, 2001             7

Part II     OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K                    8

            Signatures                                                   8



            Reference is made to the Notes to Financial Statements contained in the Company's Annual Report on Form 10
            --------------------------------------------------------------------

            The information furnished is not in connection with any sale or offer for sale of, or solicitation of an offer to buy, any securities.

                      CALCASIEU REAL ESTATE & OIL CO., INC.

                                     PART I

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Net income for the first six months ended June 30, 2002, was down 22.6% from the same six months in 2001, whereas net income for the quarter ended June 30, 2002, was up 38.4% when compared to the second quarter of 2001. This was caused by income in 2001 from the North English Bayou Field decreasing each month in 2002, while in 2002 income from the North Gordon Field increased each month. The North English Bayou Field is now depleted and wells on property partially owned by Calcasieu Real Estate and Oil have been plugged and abandoned. We believe that income from the North Gordon Field has reached its maximum potential and will begin decreasing in the near future. Income from agriculture and timber was up 13.2% for the first six months of 2002 as compared to 2001. Expenses were down for the first six months of 2002 as compared to 2001, due to a decrease in legal fees. The legal fees for both years were to defend a suit which has recently been settled at no further expense to the Company.

The enclosed financial statements are unaudited with the exception of the Balance Sheet for December 31, 2001. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

Management believes that the company's revenues will be sufficient to meet its existing needs and the needs for its anticipated future operations. Management does not presently anticipate that the Company will incur material additional liabilities in its future operations.

                      CALCASIEU REAL ESTATE & OIL CO., INC.

                                  BALANCE SHEET

                                     ASSETS

CURRENT ASSETS                               June 30, 2002    December 31, 2001

Cash and cash equivalents                    $  572,556           $1,419,084
Accounts receivables                            186,757               93,748
Prepaid income taxes & expenses                                      174,452
Inventory harvested crops                                             11,042
                                             ----------           ----------

Total current assets                         $  759,313           $1,698,326
                                             ----------           ----------


SECURITIES AVAILABLE FOR SALE                $1,389,431           $  377,732
                                             ----------           ----------

PROPERTY AND EQUIPMENT, less
accumulated depreciation, depletion and
amortization.                                $   95,094           $   94,043
Timber, less accumulated depletion              513,495              498,569
Land                                          3,751,730            3,738,993
                                             ----------           ----------

Total Property                               $4,360,319           $4,331,605
                                             ----------           ----------

TOTAL                                        $6,509,063           $6,407,663
                                             ----------           ----------

                      CALCASIEU REAL ESTATE & OIL CO., INC.

                                  BALANCE SHEET

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                            June 30, 2002   December 31, 2001

Trade payables and accrued expenses            $      22,786    $        5,968
Dividends payable                                     97,991           195,737
Current deferred tax liability, net                   30,293            26,893
Income taxes payable                                   7,131
                                               -------------    --------------

Total Current Liabilities                      $     158,201    $      228,598
                                               -------------    --------------

SHAREHOLDERS' EQUITY

Common Stock, no par value, 3,000,000 shares
authorized; 2,100,000 shares issued            $      72,256    $       72,256

Retained earnings                                  6,554,276         6,387,579

Accumulated other comprehensive income                31,159            26,059
                                               -------------    --------------

                                               $   6,657,691    $    6,485,894

Less cost treasury stock (2002 144,956 shares;
2001 144,956 shares)                                 306,829           306,829
                                               -------------    --------------

Total Equity                                   $   6,350,862    $    6,179,065
                                               -------------    --------------

TOTAL                                          $   6,509,063    $    6,407,663
                                               -------------    --------------

                      CALCASIEU REAL ESTATE & OIL CO., INC.

                   STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                                  Three Months Ended                     Six Months Ended
                                                           June 30, 2002      June 30, 2001      June 30, 2002      June 30, 2001
REVENUES
Income-primarily from oil and gas properties             $       387,640      $     266,584      $     525,653      $     687,558
Agricultural Income                                               13,754             19,108             77,335             71,024
Timber Income                                                     51,596             62,818             77,090             62,960
                                                         ---------------      -------------      -------------      -------------
TOTAL                                                    $       452,990      $     348,510      $     680,078      $     821,542
                                                         ---------------      -------------      -------------      -------------

COSTS AND EXPENSES
Forestry expenses                                        $         3,794      $       6,441      $      10,637      $      10,315
Agriculture expense                                                2,684                383              5,855              2,944
Oil and gas production costs                                      24,078             11,315             35,868             31,302
General and Administrative                                        48,728             74,228            130,219            150,777
Depreciation and depletion                                         2,629              4,891              3,954              6,648
                                                         ---------------      -------------      -------------      -------------
TOTAL                                                    $        81,913      $      97,258      $     186,533      $     201,986
                                                         ---------------      -------------      -------------      -------------
OTHER INCOME (EXPENSE):
Interest                                                 $         4,967      $      17,810      $       9,751      $      27,099
Dividends on Common Stock                                          8,562              5,146             11,266             11,350
Gain on sale of land                                                                  4,991                                 4,991
                                                         ---------------      -------------      -------------      -------------
TOTAL                                                    $        13,529      $      27,947      $      21,017      $      43,440
                                                         ---------------      -------------      -------------      -------------

INCOME OR LOSS BEFORE
INCOME TAXES AND
EXTRAORDINARY CREDITS                                    $       384,606      $     279,199      $     514,562      $     662,996

PROVISION FOR INCOME TAXES:
Current                                                          120,222             88,199            160,187            205,175
                                                         ---------------      -------------      -------------      -------------

NET INCOME OR (LOSS)                                     $       264,384      $     191,000      $     354,375      $     457,821

RETAINED EARNINGS,
BEGINNING OF PERIOD                                            6,379,609          6,173,482          6,387,579          6,004,642

DIVIDENDS                                                        (89,717)           (97,976)          (187,678)          (195,957)
                                                         ---------------      -------------      -------------      -------------

RETAINED EARNINGS,
END OF PERIOD                                            $     6,554,276      $   6,266,506      $   6,554,276      $   6,266,506
                                                         ---------------      -------------      -------------      -------------

NET INCOME PER COMMON SHARE                                         $.13               $.09               $.18               $.23

OTHER COMPREHENSIVE INCOME
BEGINNING OF PERIOD                                      $        26,059      $      31,866      $      26,059      $      24,448
Unrealized Securities Gains(Losses)
Net of income taxes                                                5,100               (516)             5,100              6,902
                                                         ---------------      -------------      -------------      -------------
OTHER COMPREHENSIVE INCOME
END OF PERIOD                                            $        31,159      $      31,350      $      31,159      $      31,350


                      CALCASIEU REAL ESTATE & OIL CO., INC.

                            STATEMENTS OF CASH FLOWS

                                                    Three Months Ended                          Six Months Ended
                                            June 30, 2002       June 30, 2001           June 30, 2002      June 30, 2001
CASH FLOWS FROM OPERATING
ACTIVITIES
Net Income (or Loss)                        $     264,384        $    191,000           $     354,375      $     457,821
Non cash (income) expenses
   included in net income:
Depreciation, depletion and
   amortization                                     2,629               4,891                   3,954              6,648
CHANGE IN ASSETS
AND LIABILITIES:
   (Increase) decrease in
   accounts receivable                            (49,071)              7,192                 (93,009)           (80,291)
   (Increase) decrease in
   inventory                                                                                   11,042              4,427
(Increase) decrease in
prepaid expenses                                                                                3,309              3,309
(Increase) decrease in
prepaid income taxes                              113,091             (65,679)                171,143              9,199
Increase (decrease) in trade payables               5,916             (21,922)                 16,818            (12,524)
Increase (decrease) in
income tax payable                                  7,131             (42,098)                  7,131
                                            -------------        ------------           -------------      -------------
Net Cash Provided by
Operating Activities                        $     344,080        $     73,384           $     474,763      $     388,589
                                            -------------        ------------           -------------      -------------
CASH FLOWS FROM
INVESTING ACTIVITIES:
Purchase of securities available for sale   $    (103,266)       $                      $  (1,003,199)     $
Maturity of securities available for sale                             491,833                                    688,654
Reforestation expenditure                         (18,780)                                    (18,780)            (6,829)
Purchase land                                      (5,564)                                    (12,737)
Purchase of equipment                              (1,151)                                     (1,151)
                                            -------------        ------------           -------------      -------------
                                            $    (128,761)       $    491,833           $  (1,035,867)     $     681,825
                                            -------------        ------------           -------------      -------------
CASH FLOWS FROM
FINANCING ACTIVITIES:
Dividends paid                              $     (89,699)       $    (97,981)          $    (285,424)     $    (293,484)
Payments to acquire
treasury stock
                                            -------------        ------------           -------------      -------------
Net cash provided by (used in)
financing activities                        $     (89,699)       $    (97,981)          $    (285,424)     $    (293,484)
                                            -------------        ------------           -------------      -------------
Net increase (decrease) in
cash & cash equivalents                     $     125,620        $    467,236           $    (846,528)     $     776,930
CASH AND CASH EQUIVALENTS:
Beginning                                         446,936             947,757               1,419,084            638,063
                                            -------------        ------------           -------------      -------------
Ending                                      $     572,556        $  1,414,993           $     572,556      $   1,414,993
                                            -------------        ------------           -------------      -------------


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

Dated July 25, 2002