Form 10-Q
period 2002-09-30
CALCASIEU REAL ESTATE & OIL CO INC
filed 2002-11-07
CIK 352955

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549

                                    FORM 10-Q

                   Quarterly report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2002              Commission file number 0-9669

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

                                 Yes [X] No [ ]

          Securities registered pursuant to Section 12(b) for the Act:

                                                   Name of each exchange
     Title of each class                            on which registered
     -------------------                           ----------------------
             None                                       Not applicable

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
                                (Title of Class)

As of September 30, 2002, 1,955,044 shares of the registrant's Common Stock, without par value, were issued and outstanding.

As of June 30, 2002, the total market value of all outstanding stock was $9,775,220.

                      CALCASIEU REAL ESTATE & OIL CO., INC.

               Form 10-Q for the Quarter ended September 30, 2002

                                TABLE OF CONTENTS

Part I   FINANCIAL INFORMATION                                        Page No.
                                                                      --------
         Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               3

         Balance Sheets
         September 30, 2002 and December 31, 2001                         4-5

         Statements of Income and Retained Earnings
         Nine Months Ended September 30, 2002 and September 30, 2001       6

         Statements of Cash Flows
         Nine Months Ended September 30, 2002 and September 30, 2001       7

Part II  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                         8

         Signatures                                                        9


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

                      CALCASIEU REAL ESTATE & OIL CO., INC.

                                     PART I

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Net income for the first nine months ended September 30, 2002, was down 26.6% from the same nine months in 2001, and net income for the quarter ended September 30, 2002, was down 32.5% when compared to the third quarter of 2001.

All sources of revenues were lower in 2002 both for the nine months as well as the third quarter when compared to the corresponding periods in 2001. Income for the nine months for oil and gas properties was down 19% compared to 2001, but down only 8.5% for the third quarter when compared to the third quarter of 2001. The primary source of oil and gas income in 2001 was the North English Bayou field which became depleted in 2002. The principle source in 2002 is from the Company's interest in the North Gordon field. This production is from one well which has a relatively short life.

Timber income for the nine months was down 44.9% from 2001 and agriculture income was down 18.7% from 2001. We do not project either our timber or our agriculture income to be as much in 2002 as in 2001. Oil and gas, agriculture and forestry expenses were all higher for the nine months ended September 30, 2002, compared to 2001 but they were more than offset by lower general and administrative expenses and depletion expense.

In September, 2001, the Company received an invoice from the National Pollution Funds Center for cleanup of an old oil well site. The Company protested as an innocent landowner since the spill occurred long before the Company's ownership and the Company did not participate in the mineral production. We received no further communications until September, 2002, when another invoice was received for charges overlooked on the first bill. Our share of the costs is approximately $100,000. Our legal counsel feels we have strong defenses and we are contesting the charges.

The Company is in the process of closing on the purchase of 280 acres of land at a cost of $157,000 plus expenses.

The enclosed financial statements are unaudited with the exception of the Balance Sheet for December 31, 2001. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

Management believes that the Company's revenues will be sufficient to meet its existing needs and the needs for its anticipated future operations. Management does not presently anticipate that the Company will incur material additional liabilities in its future operations. The Company participates in no off-balance sheet entities.

                      CALCASIEU REAL ESTATE & OIL CO., INC.

                                  BALANCE SHEET

                                     ASSETS

CURRENT ASSETS                                  September 30, 2002  December 31, 2001
Cash and cash equivalents                           $   534,964       $ 1,419,084
Accounts receivables                                    199,916            93,748
Prepaid income taxes & expenses                          26,144           174,452
Inventory harvested crops                                                  11,042
                                                    ------------      -----------
Total current assets                                $   761,024       $ 1,698,326
                                                    ------------      -----------
SECURITIES AVAILABLE FOR SALE                       $ 1,344,769       $   377,732
                                                    ------------      -----------

PROPERTY AND EQUIPMENT, less
accumulated depreciation, depletion and
amortization of $449,684 in 2002 and
$454,674 in 2001.                                   $    95,044       $    94,043
Timber, less accumulated depletion of
$286,969 in 2002 and $269,170 in 2001.                  511,723           498,569
Land                                                  3,751,730         3,738,993
                                                    ------------      -----------
Total Property                                      $ 4,358,497       $ 4,331,605
                                                    ------------      -----------
TOTAL                                               $ 6,464,290       $ 6,407,663
                                                    ------------      -----------

                      CALCASIEU REAL ESTATE & OIL CO., INC.

                                  BALANCE SHEET

                       LIABILITIES & STOCKHOLDERS' EQUITY



CURRENT LIABILITIES                                September 30, 2002    December 31, 2001
Trade payables and accrued expenses                     $   13,430          $    5,968
Dividends payable                                                              195,737
Current deferred tax liability, net                         13,191              26,893
                                                        ----------          ----------
Total Current Liabilities                               $   26,621          $  228,598
                                                        ----------          ----------
SHAREHOLDERS' EQUITY

Common Stock, no par value, 3,000,000 shares
authorized; 2,100,000 shares issued                     $   72,256          $   72,256

Retained earnings                                        6,666,736           6,387,579

Accumulated other comprehensive income                       5,506              26,059
                                                        ----------          ----------
                                                        $6,744,498          $6,485,894

Less cost treasury stock (2002 144,956 shares;
2001 144,956 shares)                                       306,829             306,829
                                                        ----------          ----------
Total Equity                                            $6,437,669          $6,179,065
                                                        ----------          ----------
TOTAL                                                   $6,464,290          $6,407,663
                                                        ----------          ----------


                      CALCASIEU REAL ESTATE & OIL CO., INC.

                   STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                      Three Months Ended                       Nine Months Ended
                                            September 30, 2002    September 30, 2001  September 30, 2002   September 30, 2001
REVENUES

Income-primarily from oil and gas properties   $  274,455           $   299,880         $   800,108         $   987,438
Agricultural Income                                61,355                99,466             138,690             170,490
Timber Income                                      35,427               141,093             112,517             204,053
                                               ----------           -----------         -----------         -----------
TOTAL                                          $  371,237           $   540,439         $ 1,051,315         $ 1,361,981
                                               ----------           -----------         -----------         -----------
COSTS AND EXPENSES
Oil and gas production costs                   $   17,691           $    15,208         $    53,559         $    46,510
Agriculture expense                                 2,444                 2,249               8,299               5,193
Forestry expenses                                  27,137                 9,663              37,774              19,978
General and Administrative                         36,307                50,254             166,526             201,031
Depreciation and depletion                          1,822                 8,804               5,776              15,452
                                               ----------           -----------         -----------         -----------
TOTAL                                          $   85,401           $    86,178         $   271,934         $   288,164
                                               ----------           -----------         -----------         -----------
OTHER INCOME (EXPENSE):
Interest Income                                $    7,902           $    12,896         $    17,653         $    39,995
Dividends                                          11,498                 6,147              22,764              17,497
Gain on Sale of Assets                                                                                            4,991
                                               ----------           -----------         -----------         -----------
TOTAL                                          $   19,400           $    19,043         $    40,417         $    62,483
                                               ----------           -----------         -----------         -----------
INCOME OR LOSS BEFORE INCOME TAXES AND
EXTRAORDINARY CREDITS                          $  305,236           $   473,304         $   819,798         $ 1,136,300

PROVISION FOR INCOME TAXES:
Current                                            94,785               161,432             254,972             366,607
                                               ----------           -----------         -----------         -----------
NET INCOME OR (LOSS)                           $  210,451           $   311,872         $   564,826         $   769,693

RETAINED EARNINGS,
BEGINNING OF PERIOD                             6,554,276             6,266,506           6,387,579           6,004,642

DIVIDENDS                                         (97,991)              (97,976)           (285,669)           (293,933)
                                               ----------           -----------         -----------         -----------
RETAINED EARNINGS END OF PERIOD                $6,666,736           $ 6,480,402         $ 6,666,736         $ 6,480,402
                                               ----------           -----------         -----------         -----------
NET INCOME PER COMMON SHARE                    $      .11           $       .16         $       .29         $       .39


                                                   OTHER COMPREHENSIVE INCOME

                                                     Three Months Ended                       Nine Months Ended
                                           September 30, 2002   September 30, 2001    September 30, 2002  September 30, 2001
Unrealized gain (loss) on securities
   available for sale, net of taxes            $  (25,653)          $     2,342         $   (20,553)        $     9,244
Other comprehensive income
   Beginning of Period                             31,159                31,350              26,059              24,448
                                               ----------           -----------         -----------         -----------
Other comprehensive income
   End of Period                               $    5,506           $    33,692         $     5,506         $    33,692
                                               ----------           -----------         -----------         -----------


                      CALCASIEU REAL ESTATE & OIL CO., INC.

                            STATEMENTS OF CASH FLOWS

                                                    Nine Months Ended
                                          September 30, 2002  September 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (or Loss)                         $   564,826        $   769,693
Non cash (income) expenses
  included in net income:
Depreciation, depletion and amortization           5,776             15,452
CHANGE IN ASSETS
AND LIABILITIES:
(Increase) decrease in accounts receivable      (106,168)           (43,436)
(Increase) decrease in inventory                  11,042              4,427
(Increase) decrease in prepaid expenses            3,309              3,309
(Increase) decrease in
  prepaid income taxes                           144,999             32,721
Increase (decrease) in trade payables              7,462              1,002
Increase (decrease) in dividends payable        (195,737)          (195,504)
                                             -----------        -----------
Net Cash Provided by
  Operating Activities                       $   435,509        $   587,664
                                             -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of Securities available for sale    $   694,073        $   688,654
Purchase of Securities available for sale     (1,695,365)          (596,502)
Purchase of Property and
  equipment and reforestation                    (19,931)           (11,265)
Purchase of land                                 (12,737)          (228,910)
                                             -----------        -----------
Net cash provided (used in)
  Investing Activities                       $(1,033,960)       $  (148,023)
                                             -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid                               $  (285,669)       $  (293,933)
Payments to acquire
  treasury stock
                                             -----------        -----------
Net cash provided by (used in)
  financing activities                       $  (285,669)       $  (293,933)
                                             -----------        -----------
Net increase (decrease) in
  cash & cash equivalents                    $  (884,120)       $   145,708

CASH AND CASH EQUIVALENTS:
Beginning                                      1,419,084            638,063
                                             -----------        -----------
Ending                                       $   534,964        $   783,771
                                             -----------        -----------

                      CALCASIEU REAL ESTATE & OIL CO., INC.

                            PART II OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      Exhibits

                  None

         (B)      Management's Certification

This is to certify that we, the officers signing below, have reviewed this report and based on our knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading. Based on our knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition and results of operations of the issuer, as of, and for, the periods presented in the report. We are responsible for establishing and maintaining internal controls; have designed such controls to ensure that material information relating to the issuer is made known to such officers by others within the Company, particularly during the period in which these reports are prepared. We have evaluated the effectiveness of the Company's internal controls and believe that said controls are effective and sufficient. We have disclosed to the Company's auditors and audit committee the operation of the internal controls and have stated to same that we are unaware of any material weakness in said controls nor are we aware of any fraud. There have been no significant changes in the Company's internal controls.

                                  /s/ Arthur Hollins, III
                                  -----------------------------------------
                                  Arthur Hollins, III
                                  President


                                  /s/ William D. Blake
                                  -----------------------------------------
                                  William D. Blake
                                  Vice-President and Treasurer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CALCASIEU REAL ESTATE & OIL CO., INC.
                                               (Registrant)

                                   /s/ Arthur Hollins, III
                                   -----------------------------------------
                                   Arthur Hollins, III
                                   President


                                   /s/ Charles D. Viccellio
                                   -----------------------------------------
                                   Charles D. Viccellio
                                   Vice-President and Secretary

Dated October 29, 2002