Form 10-K
period 2002-12-31
CALCASIEU REAL ESTATE & OIL CO INC
filed 2003-03-11
CIK 352955

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For Fiscal Year Ended December 31, 2002            Commission File Number 0-9669

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date. Common Stock, No Par Value, 1,955,044 shares outstanding at February 18, 2003.

As of June 30, 2002 the total market value of all outstanding stock was $10,009,825.

                       Documents Incorporated by Reference

              Document                                 Part of Form 10K
              --------                                 ----------------
     Definitive Proxy Statement                        Parts I and III

                                     PART I

Item 1. BUSINESS

     Calcasieu Real Estate & Oil Co., Inc., a Louisiana corporation incorporated in 1930 and headquartered in Lake Charles, Louisiana, is a company which manages real estate holdings involved in oil and gas royalty holdings, timber management and agriculture. Originally formed to receive mineral royalties spun off by a bank to its shareholders, the Company has pursued a goal of acquiring land-holdings in Southwest Louisiana.

Operations

     The Company's income is derived from the acreage and mineral interests it owns. The largest source of income is from oil and gas production from these properties. The next largest sources are from agriculture and timber grown on the Company's land. The Company is not involved in exploration and production. The Company has small working interests in four wells, which occurred as a back-in under the original mineral leases. The Company does not anticipate taking a working interest in future production.

Industry Segments

     In addition to an oil and gas segment, the Company has also created "Agriculture Properties" and "Timber Properties". Included in oil and gas properties revenues are mineral lease payments and payments for seismic work.
Note 6 to the Financial Statements on page 25 sets forth information on the business segments.

Employees

     The Company currently employs a total of five persons in a part-time capacity. The Company is subject to no union contracts nor does the Company have any hospitalization, pension, profit sharing or deferred compensation plans. Walker Louisiana Properties employs its own staff, none of whom are Company officers or directors.

Customers

     The Company had two customers, the sales to which equal or exceed 10% of the Company's total oil and gas revenues, exclusive of revenues paid Walker Louisiana Properties. In 2002, sales to Cox & Perkins accounted for 71.1% of revenues and sales to Riceland Petroleum accounted for 14.3% of oil and gas revenues.

Item 2. PROPERTIES

     The Company owns a total of 13,672 net acres in fee in the Parishes of Allen, Beauregard, Calcasieu, Cameron, Jefferson Davis, LaFourche, Sabine, St. Landry and Vermilion in Louisiana. Of this total 5,766 acres represents the Company's one-sixth ownership in 34,596 acres which is managed by an entity called Walker Louisiana Properties for the benefit of the six owners. Also managed by Walker Louisiana Properties is an additional 40% interest in 1,577 acres of this same property. The remainder of the Company's acreage is managed by the Company's officers. All amounts on the financial statements included herein reflect the combined totals of the two operations.

     The table below shows, for the years ended December 31, 2002, December 31, 2001, and December 31, 2000, net gas produced in thousands of cubic feet (MCF) and net oil (including condensate and natural gas liquids) produced in barrels
(Bbl), average sales prices and average production costs, relating to oil and gas attributable to the royalty interests and working interest held by the Company.


                                                   Year Ended               Year Ended              Year Ended
                                                    12/31/00                 12/31/01                12/31/02
                                               --------------------    ---------------------    --------------------


Net gas produced (MCF)                                338,352                  130,662                 102,802

Average gas sales price (Per MCF)(1)                    $3.56                    $5.75                   $3.02

Net Oil Produced (Bbl)                                 10,258                    9,732                  27,451

Average Oil Sales price (Per Bbl)(1)                   $27.55                   $25.26                  $26.36

Average sales price of oil and gas per MCF              $3.72                    $5.68                   $3.87
equivalent (1)(2)

Average production cost of oil and gas per
MCF equivalent (2)
     Royalty Interests                                    .16                      .22                     .35

     Working Interests                                    .81                     1.58                    2.27

(1)  Before deduction of production and severance taxes.

(2) Oil production is converted to MCF equivalents at the rate of 6 MCF's per barrel, representing the approximate relative energy content of oil and natural gas.

Walker Louisiana Properties

     Net income before income taxes from Walker in 2002 was $394,789 a decrease of 23% from 2001. This was due to a decrease in the Company's share of oil and gas income of $89,324 and a decrease of $28,272 in agriculture income. The Company's share of Walker's general and administrative expenses including property taxes was $83,470.

Calcasieu Acreage

     Net income before income taxes from the Calcasieu acreage in 2002 was $679,679 a decrease of 11.9% from 2001. Oil and gas income increased $40,674 in 2002 over 2001, while timber income decreased $109,930.

Item 3. LEGAL PROCEEDINGS

     The Company is a co-defendant in a lawsuit filed by owners of eighty acres, which the defendants owned half the minerals. The landowners are asserting that the mineral interest prescribed. A settlement has been reached whereby the Company will receive all moneys held in escrow for their one-half for past production. Production ceased over one year ago. The Company is forfeiting one-half of its ownership of the minerals on the 80 acres to the plaintiff, and the plaintiffs are ratifying the company's remaining ownership.

     The Company has been notified by the National Pollution Funds Center that the Company, as well as the other various owners of the land managed by Walker Louisiana Properties, together with certain past owners, are jointly and severally liable for $588,843, the cost of an environmental clean-up. The Company is contesting the claim since the damage occurred prior to the Company's ownership and the Company is an innocent landowner. The Company also contends the damage did not come under the National Pollution Funds purview.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to security holders during the fourth quarter.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        SECURITY HOLDER MATTERS

     As of February 18, 2003, the common stock of Calcasieu Real Estate and Oil Co., Inc. was owned by 685 stockholders. During the three years preceding the date hereof, there has been only limited and sporadic trading in the Company's Common Stock, principally among its shareholders.

     In the year ended December 31, 2002, 37,500 shares were traded with a high of 6.50 and a low of 4.80. The last trade during this period was on December 31, 2002, for 4000 shares at a price of 5.20. Below is the trading range.

                          Volume        High         Low
                          ------        ----         ----
01/01/02 - 03/31/02       12,000        6.50         6.20
04/01/02 - 06/30/02        4,500        6.25         5.12
07/01/02 - 09/30/02        5,900        6.25         4.60
10/01/02 - 12/31/02       15,100        6.00         4.80

Dividends were paid per share on Common Stock as follows by record date: March 29, 2000, $.05; June 30, 2000, $.05; September 27, 2000, $.05; December 29,
2000, $.05 regular and $.05 extra; March 30, 2001, $.05; June 28, 2001, $.05;
September 24, 2001, $.05; December 28, 2001, $.05 regular and $.05 extra; April 3, 2002, $.05; June 25, 2002 $.05; September 26, 2002, $.05; and December 27,
2002, $.05 regular and $.05 extra. There are no restrictions on the paying of dividends.

Item 6. SELECTED FINANCIAL DATA


                                    Ended           Ended           Ended          Ended           Ended
                                   12/31/98        12/31/99       12/31/00        12/31/01        12/31/02
                                   --------        --------       --------        --------        --------
Revenues                              $897,027      $2,646,491     $2,497,118      $1,618,587     $1,462,205

Income before income taxes             585,182       2,279,814      2,144,821       1,284,106      1,074,468

Earnings per common share (1)              .20             .78            .73             .45            .38

Total assets                        $4,759,327      $5,212,540     $6,035,717      $6,407,663     $6,623,665

Cash Dividends declared per
common stock                               .09             .08            .25             .25            .25

(1) Earnings per common share presented are based on the weighted average outstanding shares of 1,955,044 in 2002, 1,955,044 in 2001, 1,956,000 in
     2000, 1,979,000 in 1999 and 1,995,000 in 1998.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Business

     You should read the following discussion and analysis of our financial condition and results of operations together with "Selected Financial Data" and our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.

Overview

     Income from oil and gas properties decreased 6.3% due to a combination of factors. Income from wells on Walker Louisiana Properties decreased due to depletion and lower gas prices. On Calcasieu's acreage the wells at North English Bayou which have produced most of the oil and gas income for the past three years, depleted and were plugged and abandoned. Calcasieu has a 13% royalty interest in a new oil well at North Gordon. This well paid Calcasieu $400,000 after severance tax in 2002. An injection well has been completed which could extend the life of this well for three to four years.

     Lease and seismic income has decreased steadily over the last four years. There are two mineral leases on Walker land which have the potential for being drilled.

     Agriculture income decreased 16.7% in 2002 from 2001. The main crop on company land is rice. Prices and government support payments for rice were at their lowest in years in 2002. Under new regulations the Company will no longer be able to qualify for government support payments. As a consequence we are being forced to go to cash rentals on all farm properties instead of crop-sharing. We expect agriculture income to decrease another 25% in 2003.

     Timber income decreased $108,894. This was due to a combination of reduced sales, lower prices and increased expenses. The Company has begun a program of reforesting all vacant pasture land and cut-over land.

Comparison of 2002 and 2001

     Revenues decreased 9.7% in 2002 from 2001 due to decrease in income in each of the Company's segments. Income from operations decreased 14.8% in 2002 from 2001 as costs and expenses increased in each segment. The biggest increase in expenses was in severance taxes. Net income after income taxes was down $136,038 in 2002 from 2001 or 15.6%

Liquidity and Capital Resources

     The Company has a strong liquid position. The Company maintains a strong liquid position to help maintain the dividend and provide the Company with the resources to be able to purchase real estate that comes on the market at an attractive price.

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

Executive officer of Registrant as of February, 2002, are as follows:

           Name                Age              Position with Registrant
           ----                ---              ------------------------
Arthur Hollins, III            72         President & Director
William D. Blake               70         Vice President, Treasurer and Director
Charles D. Viccellio           69         Vice President, Secretary and Director

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

William D. Blake              Director of the Company since 1966;
                              Secretary-Treasurer of the Company from 1966-1979;
                              Vice-President and Treasurer of the Company since
                              1979; President of Lacassane Co., Inc. and Howell
                              Industries, Inc.

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

                               CALCASIEU REAL ESTATE AND OIL CO., INC.

                               BY: /s/ Arthur Hollins, III
                                   ---------------------------------------------
                                   Arthur Hollins, III, President

Dated March 5, 2003

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities with regard to Calcasieu Real Estate and Oil Co., Inc. and on the date indicated:


Arthur Hollins, III                  President
-----------------------------------  (Chief Executive Officer and Director)


William D. Blake                     Vice President & Treasurer
-----------------------------------  (Principal Financial Officer and Director)


Charles D. Viccellio                 Vice President & Secretary, (Director)
-----------------------------------


Henry C. Alexander                   Director
-----------------------------------


Troy A. Freund                       Director
-----------------------------------


Laura A. Leach                       Director
-----------------------------------


Frank O. Pruitt                      Director
-----------------------------------


B. James Reaves, III                 Director
-----------------------------------


Mary W. Savoy                        Director
-----------------------------------


Dated:  March 5, 2003

                      CALCASIEU REAL ESTATE & OIL CO., INC.

                             Lake Charles, Louisiana

                                 C O N T E N T S
                                                                            Page

REPORT OF MANAGEMENT                                                         9

REPORT OF INDEPENDENT AUDITORS ON THE FINANCIAL STATEMENTS
 AND SUPPLEMENTARY INFORMATION                                              10

FINANCIAL STATEMENTS

 Balance sheets                                                             11
 Statements of income                                                       12
 Statements of changes in stockholders' equity                           13-14
 Statements of cash flows                                                15-16
 Notes to financial statements                                           17-28

SUPPLEMENTARY INFORMATION

 Property, plant and equipment                                              29
 Accumulated depreciation, depletion and amortization                       30

SCHEDULE OMITTED

 Schedules, other than those listed above, have been omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

                              REPORT OF MANAGEMENT

CALCASIEU REAL ESTATE & OIL CO., INC.

     Management of Calcasieu Real Estate & Oil Co., Inc. is responsible for the preparation, fairness and integrity of the Company's financial statements and other information included in this Form 10-K. The financial statements have been prepared in accordance with generally accepted accounting principles applied on a materially consistent basis. Where necessary, management has made informed judgments and estimates as to the outcome of events and transactions, with due consideration given to materiality.

     Management believes that the Company's policies, procedures and internal control systems provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with its authorization.

     The Company engages independent public accountants who are responsible for performing an independent audit of the financial statements. Their report, immediately following, states their opinion on the fairness of the Company's financial statements.

     The Audit Committee of the Board of Directors meets regularly with the independent accountants, and management to assure that each is meeting its responsibilities.

/s/ Arthur Hollins III
-------------------------------
Arthur Hollins III
President

/s/ William D. Blake
-------------------------------
William D. Blake
Vice-President & Treasurer

                     [LETTERHEAD OF MCELROY, QUIRK & BURCH]

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Calcasieu Real Estate & Oil Co., Inc.
Lake Charles, Louisiana

     We have audited the accompanying balance sheets of Calcasieu Real Estate & Oil Co., Inc. as of December 31, 2002 and 2001, and the related statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Calcasieu Real Estate & Oil Co., Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ McElroy, Quirk & Burch

Lake Charles, Louisiana
March 5, 2003

                      CALCASIEU REAL ESTATE & OIL CO., INC.

                                 BALANCE SHEETS
                           December 31, 2002 and 2001

             ASSETS                                         2002       2001
                                                         ----------  ---------
CURRENT ASSETS
 Cash and cash equivalents                               $  583,327 $1,419,084
 Accounts receivable                                        152,373     93,748
 Inventory-harvested crops                                   10,125     11,042
 Prepaid income taxes                                        61,113    171,143
 Prepaid expense and other                                    3,680      3,309
                                                         ----------  ---------
         Total current assets                               810,618  1,698,326
                                                         ----------  ---------
SECURITIES AVAILABLE-FOR-SALE                             1,361,123    377,732
                                                         ----------  ---------
PROPERTY AND EQUIPMENT (less accumulated depreciation,
 depletion and amortization of $448,521 in 2002 and
 $449,534 in 2001)                                           91,949     94,043
 Timber (less accumulated depletion of $314,659 in
   2002 and $281,343 in 2001)                               484,161    498,569
 Land                                                     3,904,851  3,738,993
                                                         ---------- ----------
                                                          4,480,961  4,331,605
                                                         ---------- ----------
                                                         $6,652,702 $6,407,663
                                                         ========== ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Trade payables and accrued expenses                     $    8,863 $    5,968
 Dividends payable                                          195,742    195,737
 Income taxes payable:
   Current                                                       -          -
   Deferred, net                                             23,370     26,893
                                                         ---------- ----------
         Total current liabilities                          227,975    228,598
                                                         ---------- ----------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 12)

STOCKHOLDERS' EQUITY
 Common stock, no par value; 3,000,000 shares
    authorized; 2,100,000 shares issued                      72,256     72,256
 Retained earnings                                        6,642,737  6,387,579
 Accumulated other comprehensive income                      16,563     26,059
                                                         ---------- ----------
                                                          6,731,556  6,485,894

 Less cost of treasury stock (2002 144,956 shares
    and 2001 144,956 shares)                                306,829    306,829
                                                         ---------- ----------
                                                          6,424,727  6,179,065
                                                         ---------- ----------
                                                         $6,652,702 $6,407,663
                                                         ========== ==========

See Notes to Financial Statements.

                      CALCASIEU REAL ESTATE & OIL CO., INC.

                              STATEMENTS OF INCOME
                  Years Ended December 31, 2002, 2001 and 2000

                                                 2002       2001       2000
                                                 ----       ----       ----
Revenues                                      $1,454,498 $1,618,587 $2,497,118
                                              ---------- ---------- ----------
Costs and expenses:
 Oil and gas production                          102,654     62,636     78,176
 Agricultural                                     10,515      8,176     10,601
 Timber                                           40,741     32,910     61,359
 Depreciation, depletion and
   amortization                                   38,886     28,566     38,490
                                              ---------- ---------- ----------
                                                 192,796    132,288    188,626
                                              ---------- ---------- ----------
         Income from operations                1,261,702  1,486,299  2,308,492
                                              ---------- ---------- ----------
Other income (expense):
 Interest income                                  23,760     28,243     38,907
 Dividends on stock                               27,595     27,617     11,402
 Realized gain on sale of investments
   in available-for-sale securities                   -      27,654         -
 Gain on sale of assets                            2,167      4,991        414
 General and administrative                     (245,786)  (290,698)  (214,394)
                                              ----------  --------- ----------
                                                (192,264)  (202,193)  (163,671)
                                              ----------  --------- ----------
         Income before income taxes            1,069,438  1,284,106  2,144,821
                                              ----------  --------- ----------
Federal and state income taxes:
 Current                                         330,063    415,864    706,592
 Deferred                                          2,807     (4,364)     2,200
                                              ----------  --------- ----------
                                                 332,870    411,500    708,792
                                              ----------  --------- ----------
         Net income (per common share)-
           2002 $.38; 2001 $.45; 2000
           $.73                               $  736,568  $ 872,606 $1,436,029
                                              ==========  ========= ==========

See Notes to Financial Statements.

                      CALCASIEU REAL ESTATE & OIL CO., INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2002, 2001 and 2000

                                                                           Accumulated
                                                                             Other        Capital
                                       Comprehensive         Retained    Comprehensive    Stock        Treasury
                                           Income            Earnings       Income        Issued        Stock
                                        ----------         -----------   -----------   -----------   -----------
Balance, January 1, 2000                $         -        $ 5,059,619   $    12,086   $    72,256   $   212,957
 Comprehensive income:
   Net income                             1,436,029          1,436,029             -             -             -
 Other comprehensive income:
   Unrealized gains on securities
     available for sale:
     Unrealized holding gains
       occurring during period
       net of taxes of $8,240                12,362                  -             -             -             -
                                        -----------
   Other comprehensive income,
     net of tax                              12,362                  -        12,362             -             -
                                        -----------
   Total comprehensive income           $ 1,448,391                  -             -             -             -
                                        ===========
 Purchase of treasury stock                                          -             -             -        93,872
 Refund of prior year unclaimed
   dividends and other                                           1,542             -             -             -
 Dividends                                                    (492,548)            -             -             -
                                                           -----------   -----------   -----------   -----------
Balance, December 31, 2000                                   6,004,642        24,448        72,256       306,829
 Other comprehensive income:
   Unrealized gains on securities
     available for sale:
     Unrealized holding gains
       occurring during period
       net of taxes of $3,212                 5,464                  -             -             -             -
   Less reclassification
     adjustments for gains
     included in net income, net
     of taxes of $2,569                      (3,853)                 -             -             -             -
                                        -----------
   Other comprehensive income,
     net of tax                               1,611                  -         1,611             -             -
                                        -----------
   Total comprehensive income           $   874,217                  -             -             -             -
                                        ===========                                      (continued on next page)

                                 13

                      CALCASIEU REAL ESTATE & OIL CO., INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2002, 2001 and 2000
                                   (Continued)

                                                                           Accumulated
                                                                             Other        Capital
                                       Comprehensive         Retained    Comprehensive    Stock        Treasury
                                           Income            Earnings       Income        Issued        Stock
                                        ----------         -----------   -----------   -----------   -----------
 Dividends                                                   (489,669)             -            -             -
                                                          -----------    -----------    ---------   -----------
Balance, December 31, 2001                                  6,387,579         26,059       72,256       306,829
 Comprehensive income:
   Net income                            736,568              736,568              -            -             -

 Other comprehensive income:
   Unrealized gains on securities
     available for sale:
     Unrealized holding gains
       occurring during period
       net of taxes of $6,330             (9,496)                   -              -            -             -
                                       ---------
   Other comprehensive income,
     net of tax                           (9,496)                   -         (9,496)           -             -
                                       ---------
   Total comprehensive income          $ 727,072
                                       =========
 Dividends                                                   (481,410)             -            -             -
                                                          -----------    -----------    ---------   -----------
Balance, December 31, 2002                                $ 6,642,737    $    16,563    $  72,256   $   306,829
                                                          ===========    ===========    =========   ===========

See Notes to Financial Statements.

                      CALCASIEU REAL ESTATE & OIL CO., INC.

                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2002, 2001 and 2000



                                                         2002           2001           2000
                                                     -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                          $   736,568    $   872,606    $ 1,436,029
 Noncash (income) expenses included in net income:
   Depreciation, depletion and amortization               38,886         29,566         39,282
   Realized (gains) on sale of available-for-sale
     securities                                                -        (27,654)             -
   Gain on sale of assets                                 (2,572)        (4,991)          (414)
   Loss on asset retirement                                  375              -            883
   Deferred income tax                                     2,807         (4,365)         2,200
   Change in assets and liabilities:
     (Increase) decrease in trade accounts and
       other receivables                                 (58,625)        35,471        323,735
     (Increase) decrease in inventory                        917         (6,616)         5,855
     (Increase) decrease in prepaid income taxes         110,030        (96,265)       (74,878)
     (Increase) in prepaid expenses                         (371)             -         (2,635)
     Increase (decrease) in trade payables                 2,895         (8,879)         3,938
     (Decrease) in other liabilities                           -              -       (151,282)
                                                     -----------    -----------    -----------
         Net cash provided by operating activities       830,910        788,873      1,582,713
                                                     -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from rights of way                                   -            500            500
 Proceeds from sale of timber and land                     4,655         22,041         54,917
 Available-for-sale securities:
   Purchases                                          (1,692,887)      (590,114)      (961,489)
   Sales                                                 700,000      1,300,000              -
 Purchase of land, property and equipment               (197,025)      (250,610)       (22,087)
                                                     -----------    -----------    -----------
         Net cash provided by (used in) investing
           activities                                 (1,185,257)       481,817       (928,159)
                                                     -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Dividends paid, net of refunds                         (481,410)      (489,669)      (394,440)
 Payments to acquire treasury stock                            -              -        (93,872)
                                                     -----------    -----------    -----------
         Net cash (used in) financing activities        (481,410)      (489,669)      (488,312)
                                                     -----------    -----------    -----------
         Net increase (decrease) in cash and
           cash equivalents                             (835,757)       781,021        166,242
Cash and cash equivalents:
 Beginning                                             1,419,084        638,063        471,821
                                                     -----------    -----------    -----------
 Ending                                              $   583,327    $ 1,419,084    $   638,063
                                                     ===========    ===========    ===========

                                                                              (continued on next page)

                      CALCASIEU REAL ESTATE & OIL CO., INC.

                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2002, 2001 and 2000
                                   (Continued)


                                                  2002         2001        2000
                                                -------      -------     -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
 Cash payments for:
   Interest                                    $      -     $      -    $      -
   Income taxes                                 238,120      522,640     932,752

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES
 Net change in unrealized and realized
   gains on available-for-sale securities        (9,496)       1,611      12,362

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

                          NOTES TO FINANCIAL STATEMENTS

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

Income taxes:

     Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Comprehensive income:

     Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

                          NOTES TO FINANCIAL STATEMENTS

Note 2. Securities Available-for-Sale

     Debt and equity securities have been classified in the balance sheet according to management's intent in the noncurrent asset sections under the headings securities available-for-sale. The carrying amount of securities and their approximate fair values at December 31, 2002 and 2001 follow:

                                  Gross           Gross
                               Amortized       Unrealized  Unrealized
    December 31, 2002             Cost            Gains      Losses         Fair Value
                               ---------       ----------  -----------      ----------
Available-for-sale securities:
  Equity securities            $   155,861      $   22,446  $   17,778      $   160,529
  Preferred equity securities      378,186          41,423      21,229          398,380
  Corporate bonds (maturing
    within one year)               100,896           1,661          -           102,557
  US government securities
    (maturing within one year)     699,657              -           -           699,657
                               -----------      ----------  ----------      -----------
                               $ 1,334,600      $   65,530  $   39,007      $ 1,361,123
                               ===========      ==========  ==========      ===========
     December 31, 2001
Available-for-sale securities:

  Equity securities            $    56,123      $    7,189  $       -       $    63,312
  Preferred equity securities      279,257          35,163          -           314,420
                               -----------      ----------  ----------      -----------
                               $   335,380      $   42,352  $       -       $   377,732
                               ===========      ==========  ==========      ===========

       Gross realized gains and gross realized losses on sales of available-for-sale securities during 2001 are presented below. There were no gross realized gains and gross realized losses on sales of available-for-sale securities during 2002 and 2000.

                   2001                                    Gains       Losses
                   ----                                    -----       ------
         Gross realized gains:
           U.S. government and agency securities       $    27,654   $     -
                                                       ===========   ========

                          NOTES TO FINANCIAL STATEMENTS

Note 3. Oil and Gas Properties

     Results of operations for oil and gas producing activities at December 31, 2002, 2001 and 2000 is as follows:

                                           2002         2001         2000
                                        ----------   ----------   ----------
     Gross revenues:

       Royalty interests                $1,096,175   $1,106,226   $1,555,838
       Working interests                    22,573       40,396       63,851
                                        ----------   ----------   ----------
                                         1,118,748    1,146,622    1,619,689
     Less:
       Production costs                    102,654       62,636       78,176
                                        ----------   ----------   ----------
         Results before income tax
           expenses                      1,016,094    1,083,986    1,541,513

     Income tax expenses                   316,266      347,370      509,419
                                        ----------   ----------   ----------
         Results of operations from
           producing activities
           (excluding corporate
           overhead)                    $  699,828   $  736,616   $1,032,094
                                        ==========   ==========   ==========


     Costs incurred in oil and gas activities:

          There were no major costs incurred in connection with the Company's oil and gas operations (which are conducted entirely within the United States) at December 31, 2002, 2001 and 2000.

     Reserve quantities (unaudited):

          Reserve information relating to estimated quantities of the Company's interest in proved reserves of natural gas and crude (including condensate and natural gas liquids) is not available. Such reserves are located entirely within the United States. A schedule indicating such reserve quantities is, therefore, not presented.

          The wells remain in production at December 31, 2002, including royalty interests and working interests obtained through back-in provisions of royalty agreements. Production from such royalty interests and working interests comprises 100% of the Company's oil and gas revenues in 2002, 2001 and 2000.

                          NOTES TO FINANCIAL STATEMENTS

          Actual production has exceeded original estimates of reserves, and remaining reserves have not been revised. Therefore, the Company is not able to complete the computations of discounted future cash flows and reconciliation thereof.

Note 4. Income Taxes

     The Company files federal income tax returns on a calendar year basis.

     The net deferred tax liability in the accompanying balance sheet includes the following components at December 31, 2002 and 2001:

                                                           2002         2001
                                                        ----------   ----------
         Deferred tax assets                            $    1,181   $      341
         Deferred tax liabilities                          (13,939)     (10,293)
         Deferred tax liabilities on unrealized
          appreciation of securities available
          for sale                                         (10,612)     (16,941)
                                                        ----------   ----------
            Net deferred tax liability                  $  (23,370)  $  (26,893)
                                                        ==========   ==========

     A reconciliation between income taxes, computed by applying statutory tax rates to income before income taxes and income taxes provided at December 31, 2002, 2001 and 2000 is as follows:

                                            2002          2001         2000
                                          ----------   ----------   ----------
     Tax at statutory rates               $  363,609   $  436,596   $  729,239
     Tax effect of the following:
       Statutory depletion                   (52,480)     (52,305)     (82,145)
       Dividend exclusion                     (6,567)      (6,573)      (2,714)
       State income tax                       26,756       34,465       60,375
       Investment tax credit                  (1,000)        (167)           -
       Other                                   2,552         (516)       4,037
                                          ----------   ----------   ----------
                                          $  332,870   $  411,500   $  708,792
                                          ==========   ==========   ==========

                          NOTES TO FINANCIAL STATEMENTS

     Deferred income taxes result from timing differences in the recognition of revenue and expenses for tax and financial statement purposes. The effect of these timing differences at December 31, 2002 and 2001 is as follows:

                                                        2002          2001
                                                    ----------     ----------
     Conversion of investment from tax cash
       basis to accrual basis for financial
       reporting                                    $  (12,546)    $   (9,940)
     Excess of depreciation and depletion
       expensed for tax purposes (under)
       amount expensed for financial
       statement purposes                                 (212)           (12)
     Unrealized gain on marketable securities          (10,612)       (16,941)
                                                    ----------     ----------
                                                    $  (23,370)    $  (26,893)
                                                    ==========     ==========

Note 5. Line of Credit

     As of December 31, 2002, the Company had available an unsecured line of credit in the amount of $750,000. The balance on this line of credit was $-0- at December 31, 2002 and 2001.

Note 6. Company Operations

     The Company's operations are classified into three principal operating segments which are all located in the United States: oil and gas properties, agricultural properties, and timber properties. The Company's reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

     Following is a summary of segmented information for 2002, 2001 and 2000:


                                            2002          2001          2000
                                        -----------   -----------   -----------
     REVENUES
       Oil and gas properties           $ 1,118,748   $ 1,146,622   $ 1,772,148
       Agricultural properties              150,626       176,387       178,897
       Timber properties                    160,468       249,591       460,963
       All other segments                    24,656        45,987        85,110
                                        -----------   -----------   -----------
                                        $ 1,454,498   $ 1,618,587   $ 2,497,118
                                        ===========   ===========   ===========

                          NOTES TO FINANCIAL STATEMENTS

                                          2002           2001           2000
                                      -----------    -----------    -----------
COSTS AND EXPENSES
  Oil and gas properties              $   102,654    $    62,636    $    78,176
  Agricultural properties                  14,697         13,288         15,126
  Timber properties                        74,057         54,286         93,962
  All other segments                        1,388          2,078          1,362
                                      -----------    -----------    -----------
                                      $   192,796    $   132,288    $   188,626
                                      ===========    ===========    ===========
INCOME FROM OPERATIONS
  Oil and gas properties              $ 1,016,094    $ 1,083,986    $ 1,693,972
  Agricultural properties                 135,929        163,099        163,771
  Timber properties                        86,411        195,305        367,000
  All other segments                       23,268         43,909         83,749
                                      -----------    -----------    -----------
                                        1,261,702      1,486,299      2,308,492

OTHER INCOME (EXPENSE)                   (192,264)      (202,193)      (163,671)
                                      -----------    -----------    -----------

  INCOME BEFORE INCOME TAXES          $ 1,069,438    $ 1,284,106    $ 2,144,821
                                      ===========    ===========    ===========
IDENTIFIABLE ASSETS
  Oil and gas properties              $   667,148    $   642,952    $   683,952
  Agricultural properties               2,635,398      2,525,291      2,522,280
  Timber properties                     1,174,812      1,210,651        964,852
  All other segments                      141,963         90,677         90,024
                                      -----------    -----------    -----------
                                        4,619,321      4,469,571      4,261,108

GENERAL AND CORPORATE ASSETS            2,033,381      1,761,672      1,699,731
                                      -----------    -----------    -----------
  TOTAL ASSETS                        $ 6,652,702    $ 6,231,243    $ 5,960,839
                                      ===========    ===========    ===========
CAPITAL EXPENDITURES
  Oil and gas properties               $        -     $        -    $       633
  Agricultural properties                 165,859          4,022         10,479
  Timber properties                        18,908        245,798         19,294
  All other segments                        6,999            653          5,443
                                      -----------    -----------    -----------
                                      $   191,766    $   250,473    $    35,849
                                      ===========    ===========    ===========

                          NOTES TO FINANCIAL STATEMENTS

                                         2002          2001         2000
                                       -------       -------       -------
     DEPRECIATION, DEPLETION AND
       AMORTIZATION
       Agricultural properties         $ 4,182       $ 5,113       $ 4,525
       Timber properties                33,316        21,375        32,604
       All other segments                1,388         3,078         2,153
                                       -------       -------       -------
                                       $38,886       $29,566       $39,282
                                       =======       =======       =======

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

     The following summarizes major customer information at December 31, 2002, 2001 and 2000 from oil and gas revenues:

                                                  Sales to Purchaser as a
                                                Percentage of Total Revenues
                                                ----------------------------
               Purchaser                          2002      2001      2000
               ---------                        --------  --------  --------
         Cox and Perkins                           71%       2%        0%
         Riceland Petroleum Company                13%      27%        4%
         Neumin Production                          2%      30%       65%
         Woodlawn                                   6%      15%        6%

Note 7. Related Party Transactions

     During 2002, 2001 and 2000, some board members entered into leases with the Company for water fowl hunting. Lease income from these leases amounted to $1,600 for the year 2002, $1,200 for the year 2001, and $3,200 for the year ended December 31, 2000.

                          NOTES TO FINANCIAL STATEMENTS

     In 1990, the Company purchased interests in properties managed by Walker Louisiana Properties (WLP), such properties being subject to a management agreement.

Note 8.  Supplementary Income Statement Information

     Taxes, other than income taxes, of $138,451, $98,116 and $109,569, were charged to expense during 2002, 2001 and 2000, respectively.

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

     Total future minimum rental income under operating leases as of December 31, 2002 for the next five years is as follows:

             Years Ending December 31,
             -------------------------
                       2003                     $   40,000
                       2004                         40,000
                       2005                             -
                       2006                             -
                       2007                             -

Note 10. Concentration of Credit Risk

     The Company maintains its cash balances in one financial institution. The amount on deposit in the financial institution is insured by the Federal Deposit Insurance Corporation up to $100,000.

                          NOTES TO FINANCIAL STATEMENTS

Note 11. Disclosures About Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

          Cash and cash equivalents:

               For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

          Securities available-for-sale:

               Debt and equity securities were valued at fair value, which equals quoted market price.

     The estimated fair value of the Company's financial instruments at December 31, 2002 and 2001 are as follows. Amounts are presented in thousands.

                                             2002                   2001
                                  ----------------------   ---------------------
                                    Carrying       Fair      Carrying      Fair
        Financial Assets             Value        Value       Value       Value
                                  ---------    ---------   ---------   ---------
     Cash and cash equivalents $ 583 $ 583 $ 1,419 $ 1,419 Securities available for
       sale                           1,361        1,361         378         378
                                  ---------    ---------   ---------   ---------
                                  $   1,944    $   1,944   $   1,797   $   1,797
                                  =========    =========   =========   =========

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

                          NOTES TO FINANCIAL STATEMENTS

     The Company has been notified by the National Pollution Funds Center that the Company, as well as the other various owners of the land managed by Walker Louisiana Properties, together with certain past owners, are jointly and severally liable for $588,843, the cost of an environmental clean-up. The Company is contesting the claim since the damage occurred prior to the Company's ownership and the Company is an innocent land owner.

                      CALCASIEU REAL ESTATE & OIL CO., INC.

                          PROPERTY, PLANT AND EQUIPMENT
                  Years Ended December 31, 2002, 2001 and 1999


                                  Balance,              Adjustments   Balance,
                                 Beginning                  and        End of
         2002                    of Period    Additions Retirements    Period
         ----                   -----------  ---------- ----------- -----------
Oil and gas properties-proved   $   456,751  $       -  $        -  $   456,751

Other property:
 Buildings and equipment             86,825       6,999      10,106      83,718
 Timber                             779,912      18,908          -      798,820
 Land                             3,738,992     165,859          -    3,904,851
                                -----------  ---------- ----------- -----------
                                $ 5,062,480  $  191,766 $    10,106 $ 5,244,140
                                ===========  ========== =========== ===========
         2001
         ----
Oil and gas properties-proved   $   456,751  $       -  $        -  $   456,751

Other property:
 Buildings and equipment             89,776       4,675       7,626      86,825
 Timber                             673,426     122,206      15,720     779,912
 Land                             3,615,900     123,592         500   3,738,992
                                -----------  ---------- ----------- -----------
                                $ 4,835,853  $  250,473 $    23,846 $ 5,062,480
                                ===========  ========== =========== ===========
         2000
         ----
Oil and gas properties-proved   $   458,185  $       -  $     1,435 $   456,751

Other property:
 Buildings and equipment             90,885      15,922      17,031      89,776
 Timber                             715,064      19,295      60,933     673,426
 Land                             3,615,791         632         522   3,615,900
                                -----------  ---------- ----------- -----------
                                $ 4,879,925  $   35,849 $    79,921 $ 4,835,853
                                ===========  ========== =========== ===========

                      CALCASIEU REAL ESTATE & OIL CO., INC.

              ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                  Years Ended December 31, 2002, 2001 and 2000


                                    Balance,            Adjustments   Balance,
                                   Beginning                and        End of
         2002                      of Period  Additions Retirements    Period
         ----                   -----------  ---------- ----------- -----------
Oil and gas properties-proved   $   379,535  $       -  $        -  $   379,535
Other property:
 Buildings and equipment             69,999       5,570       6,584      68,985
 Timber                             281,343      33,316          -      314,659
                                -----------  ---------- ----------- -----------

                                $   730,877  $   38,886 $     6,584 $   763,179
                                ===========  ========== =========== ===========
         2001
         ----
Oil and gas properties-proved   $   379,535  $       -  $        -  $   379,535
Other property:
 Buildings and equipment             69,889       7,191       7,081      69,999
 Timber                             258,968      22,375          -      281,343
                                -----------  ---------- ----------- -----------
                                $   708,392  $   29,566 $     7,081 $   730,877
                                ===========  ========== =========== ===========
         2000
         ----
Oil and gas properties-proved   $   377,039  $    2,496 $        -  $   379,535
Other property:
 Buildings and equipment             73,468       4,525       8,104      69,889
 Timber                             228,876      32,261       2,169     258,968
                                -----------  ---------- ----------- -----------
                                $   679,383  $   39,282 $    10,273 $   708,392
                                ===========  ========== =========== ===========

                                 CERTIFICATIONS

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Arthur Hollins, III, certify that:

     1. I have received this transition report on Form 10-K of Calcasieu Real Estate & Oil Co., Inc.;

     2. Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

     3. Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is be prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the "Evaluation Date"); and

         c. presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this transition report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Dated:  March 5, 2003

     /s/ ARTHUR HOLLINS, III
     -----------------------
     Arthur Hollins, III
     President and Chief Executive Officer

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, William D. Blake, certify that:

     1. I have received this transition report on Form 10-K of Calcasieu Real Estate & Oil Co., Inc.;

     2. Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

     3. Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is be prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the "Evaluation Date"); and

         c. presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this transition report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Dated:  March 5, 2003

     /S/ WILLIAM D. BLAKE
     ----------------------------
     William D. Blake
     Vice President and Treasurer