Form 10-Q
period 2003-03-31
CALCASIEU REAL ESTATE & OIL CO INC
filed 2003-05-05
CIK 352955

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly report Under Section 13 or 15(d)
                     Of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2003                   Commission file number 0-9669

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

                        Yes    X           No ___
                              ---

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

As of June 30, 2002, the total market value of all outstanding stock was $10,009,825.

                      CALCASIEU REAL ESTATE & OIL CO., INC.

                 Form 10-Q for the Quarter ended March 31, 2003

                                TABLE OF CONTENTS

Part I    FINANCIAL INFORMATION                                             Page No.
------    ---------------------                                             --------
          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                   3

          Balance Sheets
          March 31, 2003 and December 31, 2002                                 4-5

          Statements of Income and Retained Earnings
          Three Months Ended March 31, 2003 and March 31, 2002                  6

          Statements of Cash Flows
          Three Months Ended March 31, 2003 and March 31, 2002                  7

Part II   OTHER INFORMATION
-------   -----------------

          Item 4.  Submission of Matters to a Vote of Security Holders          8

          Item 6.  Exhibits and Reports on Form 8-K                             9

          Signatures                                                            9





          Reference is made to the Notes to Financial Statements contained in the Company's Annual Report on Form 10-K

          The information furnished is not in connection with any sale or offer for sale of, or solicitation of an offer to buy, any securities.

                      CALCASIEU REAL ESTATE & OIL CO., INC.

                                     PART I

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

The Company earned $251,777 net income for the first quarter of 2003 compared to $89,991 for the first quarter of 2002, an increase of 180.8%. This increase was due entirely to the increase of income from oil and gas properties. Oil and gas income increased partly due to higher prices but primarily because of production from one well in the North Gordon field, which began production after the first quarter of 2002.

During the second quarter the Company hopes to receive income from the settlement of the Strohe suit. This is a one time event and we are projecting receipt of approximately $70,000. The Company is also pursuing receipt of approximately $120,000 being held in escrow pending proof of mineral ownership. There is currently no new mineral activity on the Company's lands.

The enclosed financial statements are unaudited with the exception of the Balance Sheet for December 31, 2002. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

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

                      CALCASIEU REAL ESTATE & OIL CO., INC.

                                  BALANCE SHEET

                                     ASSETS

CURRENT ASSETS                             March 31, 2003      December 31, 2002

Cash and cash equivalents                      $  785,768             $  583,327
Accounts receivables                              311,642                152,373
Prepaid income tax & expenses                           0                 64,793
Inventory, crops                                        0                 10,125
                                               ----------             ----------

Total Current Assets                            1,097,410                810,618
                                               ----------             ----------

SECURITIES AVAILABLE FOR SALE                   1,156,326              1,361,123
                                               ----------             ----------

PROPERTY AND EQUIPMENT,
Less accumulated depreciation,
   Depletion and amortization                      90,923                 91,949

Timber, less accumulated depletion                503,490                484,161
Land                                            3,904,851              3,904,851
                                               ----------             ----------

Total Property                                  4,499,264              4,480,961
                                               ----------             ----------

TOTAL                                          $6,753,000             $6,652,702
                                               ----------             ----------

                      CALCASIEU REAL ESTATE & OIL CO., INC.

                                  BALANCE SHEET

                       LIABILITIES & STOCKHOLDERS' EQUITY


CURRENT LIABILITIES                                          March 31, 2003    December 31, 2002
Trade payables and accrued expenses                              $    5,284           $    8,863
Dividends payable                                                    97,989              195,742
Current deferred tax liability, net                                  22,295               23,370
Income taxes payable                                                 50,531                    0
                                                                 ----------           ----------

Total Current Liabilities                                           176,099              227,975
                                                                 ----------           ----------


STOCKHOLDER'S EQUITY

Common Stock, no par value
3,000,000 shares authorized; 2,100,000 shares issued             $   72,256           $   72,256
Retained earnings                                                 6,796,526            6,642,737
Accumulated other comprehensive income                               14,948               16,563
                                                                 ----------           ----------

                                                                  6,883,730            6,731,556

Less cost treasury stock (2003 - 144,956 shares;
2002 - 144,956 shares)                                              306,829              306,829
                                                                 ----------           ----------

Total Equity                                                      6,576,901            6,424,727
                                                                 ----------           ----------

TOTAL                                                            $6,753,000           $6,652,702
                                                                 ----------           ----------

                      CALCASIEU REAL ESTATE & OIL CO., INC.

                   STATEMENTS OF INCOME AND RETAINED EARNINGS


                                                Three Months Ended    Three Months Ended
                                                  March 31, 2003        March 31, 2002
REVENUES
Income-primarily from oil and gas properties        $   378,497           $   138,013
Income-agricultural properties                           58,286                63,581
Income-timber properties                                 13,423                25,494
                                                    -----------           -----------
Total                                               $   450,206           $   227,088
                                                    -----------           -----------

COSTS AND EXPENSES
Forestry expenses                                   $     7,807           $     6,843
Agriculture expense                                       2,836                 3,171
Oil and gas production costs                             19,345                11,790
General and administrative                               67,275                81,491
Depreciation and depletion                                2,046                 1,325
                                                    -----------           -----------
Total                                               $    99,309           $   104,620
                                                    -----------           -----------

OTHER INCOME (EXPENSE)
Interest income                                     $     4,607           $     4,784
Dividends on common stock                                 7,917                 2,704
                                                    -----------           -----------
Total                                               $    12,524           $     7,488
                                                    -----------           -----------

INCOME BEFORE INCOME TAXES AND
EXTRAORDINARY CREDITS                               $   363,421           $   129,956

PROVISION FOR INCOME TAXES:
Current                                                 111,644                39,965
Deferred                                                      0                     0
                                                    -----------           -----------
Total                                               $   111,644           $    39,965
                                                    -----------           -----------

NET INCOME                                          $   251,777           $    89,991

RETAINED EARNINGS, BEGINNING OF PERIOD                6,642,737             6,387,579

DIVIDENDS DECLARED                                      (97,988)              (97,961)
                                                    -----------           -----------
RETAINED EARNINGS END OF PERIOD                     $ 6,796,526           $ 6,379,609
                                                    -----------           -----------

Earnings per share                                  $       .13           $       .05

                           OTHER COMPREHENSIVE INCOME

                                                Three Months Ended    Three Months Ended
                                                  March 31, 2003        March 31, 2002
Unrealized gain (loss) on securities
   available for sale, net of taxes                 $    (1,615)          $         0
Other Comprehensive Income, Beginning of Period          16,563                26,059
                                                    -----------           -----------
Other Comprehensive Income, End of Period           $    14,948           $    26,059
                                                    -----------           -----------

                     CALCASIEU REAL ESTATE & OIL CO., INC.

                            STATEMENTS OF CASH FLOWS

                                                           Three Months Ended    Three Months Ended
                                                             March 31, 2003        March 31, 2002
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income                                                     $   251,777           $    89,991
Non cash (income) expenses included in net income:
   Depreciation, depletion and amortization                          2,046                 1,325
Change in assets and liabilities:
   (Increase) decrease in accounts receivable                     (159,269)              (43,938)
   (Increase) decrease in inventory                                 10,125                11,042
   (Increase) decrease in prepaid expenses                           3,680                 3,309
   (Increase) decrease in prepaid income taxes                      61,113                58,052
   Increase (decrease) in trade payable                             (3,579)               10,902
   Increase (decrease) in income tax payable                        50,531                     0
                                                               -----------           -----------
Net cash provided by operating activities                      $   216,424           $   130,683
                                                               -----------           -----------


CASH FLOWS FROM
INVESTING ACTIVITIES:
Maturity of securities available for sale                      $   700,657           $         0
Reforestation expenditures                                         (20,000)                    0
Investment in land & fixed assets                                     (349)               (7,173)
Purchase of securities available for sale                         (498,550)             (899,933)
                                                               -----------           -----------
                                                               $   181,758           $  (907,106)
                                                               -----------           -----------

CASH FLOWS FROM
FINANCING ACTIVITIES:
Dividends paid                                                 $  (195,741)          $  (195,725)
                                                               -----------           -----------
Net cash provided by (used in) financing activities            $  (195,741)          $  (195,725)
                                                               -----------           -----------

Net increase (decrease) in cash and cash equivalents:          $   202,441           $  (972,148)
Cash and cash equivalents:
Beginning                                                          583,327             1,419,084
                                                               -----------           -----------
Ending                                                         $   785,768           $   446,936
                                                               -----------           -----------

                      CALCASIEU REAL ESTATE & OIL CO., INC.

                            PART II OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

          (a)  The Annual Meeting was held on April 25, 2003.

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

          (c) There were 1,435,023 shares represented at the meeting of whom 1,432,873 voted in favor of both propositions. The Company furnished its security holders proxy soliciting material pursuant to Regulation 14 under the Act and there was no solicitation in opposition to either the nominees for directors nor any other matters.

                      CALCASIEU REAL ESTATE & OIL CO., INC.

                            PART II OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

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


Dated: May 5, 2003                          /s/ Arthur Hollins, III
                                            ------------------------------------
                                            Arthur Hollins, III
                                            President



                                            /s/ William D. Blake
                                            ------------------------------------
                                            William D. Blake
                                            Vice-President and Treasurer