Form 10-Q
period 2003-06-30
CALCASIEU REAL ESTATE & OIL CO INC
filed 2003-08-08
CIK 352955

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report Under Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For Quarter June 30, 2003	Commission file number 0-9669

CALCASIEU REAL ESTATE & OIL CO., INC.

(Exact name of registrant as specified in its charter)

Louisiana	72-0144530
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Lakeside Plaza
Lake Charles, LA	70601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (337) 494-4256

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ✓   No

Securities registered pursuant to Section 12(b) for the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

(Title of Class)

As of June, 2003, 1,952,294 shares of the registrant’s Common Stock, without par value, were issued and outstanding.

As of June 30, 2003, the total market value of all outstanding stock was $10,737,617.

CALCASIEU REAL ESTATE & OIL CO., INC.

Form 10-Q for the Quarter ended June 30, 2003

		Page No.
Part I	FINANCIAL INFORMATION

	Management’s Discussion and Analysis of Financial Condition and Results of Operations Balance Sheets	3

	June 30, 2003 and December 31, 2002 Statements of Income and Retained Earnings Six Months Ended June 30, 2003 and June 30, 2002	4-5

	Statements of Cash Flows Six Months Ended June 30, 2003 and June 30, 2002	7

Part II	OTHER INFORMATION

	Item 6. Exhibits and Reports on Form 8-K	8

	Signatures	8

Reference is made to the Notes to Financial Statements contained in the Company’s Annual Report on Form 10-K

The information furnished is not in connection with any sale or offer for sale of, or solicitation of an offer to buy, any securities.

CALCASIEU REAL ESTATE & OIL CO., INC.

PART I

Item 2.	Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The enclosed financial statements are unaudited with the exception of the Balance Sheet for December 31, 2002, which was derived from audited financial statements. The unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

Management believes that the Company’s revenues will be sufficient to meet its existing needs and the needs for its anticipated future operations. Long-term trends will depend upon the ability of management to continue to find new production to replace the depletion of the Company’s present minerals as well as increasing the Company’s income from timber and agriculture. Management does not presently anticipate that the Company will incur material additional liabilities in its future operations. The Company participates in no off-balance sheet entities.

The Company earned $198,683 net income for the second quarter of 2003 compared to $264,384 for the second quarter of 2002 and $251,777 for the first quarter of 2003. Net income for the first six months of 2003 was $450,460 compared to $354,375 for the first six months of 2002 or an increase of 27.1%. The differences were almost totally due to changes in revenues from oil and gas properties. The decrease in the current quarter from the second quarter of 2002 was due to lower mineral lease income and decrease in receipts from the Company’s small working interests in two wells in the Woodlawn field. The decrease in the current quarter from the first quarter of 2003 was due to decrease in receipts from the Woodlawn field and lower prices. The difference in general and administrative expenses for the three months ended June 30, 2003, and June 30, 2002, was due to the timing of the payment of the franchise tax.

Included in oil and gas income for the second quarter was $36,324, first payment from settlement of the Strohe suit. Total remaining payments are presently unknown.

The Board of Directors has decided to disburse as dividends all income that is determined unnecessary for prudent future operations. This was decided as a consequence of changes in the federal taxation of dividends.

CALCASIEU REAL ESTATE & OIL CO., INC.

BALANCE SHEET

ASSETS

CURRENT ASSETS	June 30, 2003	December 31, 2002
Cash and cash equivalents	$432,812	$583,327
Accounts receivables	173,533	152,373
Prepaid income tax & expenses	22,518	64,793
Inventory, crops	0	10,125

Total Current Assets	628,863	810,618

SECURITIES AVAILABLE FOR SALE	1,499,478	1,361,123

PROPERTY AND EQUIPMENT,
Less accumulated depreciation, Depletion and amortization	89,896	91,949
Timber, less accumulated depletion	502,535	484,161
Land	3,904,419	3,904,851

Total Property	4,496,850	4,480,961

TOTAL	$6,625,191	$6,652,702

CALCASIEU REAL ESTATE & OIL CO., INC.

BALANCE SHEET

LIABILITIES & STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES	June 30, 2003	December 31, 2002
Trade payables and accrued expenses	$5,184	$8,863
Dividends payable	0	195,742
Current deferred tax liability, net	39,812	23,370

Total Current Liabilities	44,996	227,975

STOCKHOLDER’S EQUITY
Common Stock, no par value
3,000,000 shares authorized; 2,100,000 shares issued	$72,256	$72,256
Retained earnings	6,799,920	6,642,737
Accumulated other comprehensive income	41,228	16,563

	6,913,404	6,731,556
Less cost treasury stock (2003 – 147,706 shares;
2002 – 144,956 shares)	333,209	306,829

Total Equity	6,580,195	6,424,727

TOTAL	$6,625,191	$6,652,702

CALCASIEU REAL ESTATE & OIL CO., INC.

STATEMENTS OF INCOME AND RETAINED EARNINGS

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
REVENUES
Income-primarily from oil and gas properties	$300,246	$387,640	$678,743	$525,653
Agriculture Income	43,750	13,754	102,036	77,335
Timber Income	19,091	51,596	32,514	77,090

TOTAL	$363,087	$452,990	$813,293	$680,078

COSTS AND EXPENSES
Forestry expenses	$4,549	$3,794	$12,356	$10,637
Agriculture expense	1,001	2,684	3,837	5,855
Oil and gas production costs	16,276	24,078	35,621	35,868
General and Administrative	63,535	48,728	130,810	130,219
Depreciation and depletion	2,330	2,629	4,376	3,954

TOTAL	$87,691	$81,913	$187,000	$186,533

OTHER INCOME (EXPENSE)
Interest	$3,879	$4,967	$8,486	$9,751
Dividends on Common Stock	7,916	8,562	15,833	11,266

TOTAL	$11,795	$13,529	$24,319	$21,017

INCOME OR LOSS BEFORE
INCOME TAXES AND
EXTRAORDINARY CREDITS	$287,191	$384,606	$650,612	$514,562
PROVISION FOR INCOME TAXES:
Current	88,508	120,222	200,152	160,187

NET INCOME OR (LOSS)	$198,683	$264,384	$450,460	$354,375
RETAINED EARNINGS, BEGINNING OF PERIOD	6,796,526	6,379,609	6,642,737	6,387,579
DIVIDENDS	(195,289)	(89,717)	(293,277)	(187,678)

RETAINED EARNINGS, END OF PERIOD	$6,799,920	$6,554,276	$6,799,920	$6,554,276

NET INCOME PER COMMON SHARE	$.10	$.13	$.23	$.18
OTHER COMPREHENSIVE INCOME
BEGINNING OF PERIOD	$14,948	$26,059	$16,563	$26,059
Unrealized Securities Gains (Losses)
Net of income taxes	26,280	5,100	24,665	5,100

OTHER COMPREHENSIVE INCOME
END OF PERIOD	$41,228	$31,159	$41,228	$31,159

CALCASIEU REAL ESTATE & OIL CO., INC.

STATEMENTS OF CASH FLOWS

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (or Loss)	$198,683	$264,384	$450,460	$354,375
Non cash (income) expenses included in net income: Depreciation, depletion and amortization	2,330	2,629	4,376	3,954
CHANGE IN ASSETS AND LIABILITIES:
Increase) decrease in accounts receivable	138,109	(49,071)	(21,160)	(93,009)
(Increase) decrease in inventory			10,125	11,042
(Increase) decrease in prepaid expenses and prepaid income taxes	(22,518)	113,091	42,275	174,452
Increase (decrease) in trade payables	(100)	5,916	(3,679)	16,818
Increase (decrease) in income tax payable	(50,531)	7,131	0	7,131

Net Cash Provided by Operating Activities	$265,973	$344,080	$482,397	$474,763

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available for sale	$(300,355)	$(103,266)	$(798,905)	$(1,003,199)
Maturity of securities available for sale	1,000	0	701,657	0
Reforestation expenditure	0	(18,780)	(20,000)	(18,780)
Land (purchase) or refund	432	(5,564)	432	(12,737)
Purchase of equipment	(348)	(1,151)	(697)	(1,151)

	$(299,271)	$(128,761)	$(117,513)	$(1,035,867)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	$(293,278)	$(89,699)	$(489,019)	$(285,424)
Payments to acquire treasury stock	(26,380)	0	(26,380)	0

Net cash provided by (used in)
financing activities	$(319,658)	$(89,699)	$(515,399)	$(285,424)

Net increase (decrease) in cash & cash equivalents	$(352,956)	$125,620	$(150,515)	$(846,528)
CASH AND CASH EQUIVALENTS:
Beginning	785,768	446,936	583,327	1,419,084

Ending	$432,812	$572,556	$432,812	$572,556

CALCASIEU REAL ESTATE & OIL CO., INC.

PART II OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(A)  Exhibits

Exhibit 31.1

Exhibit 31.2

Exhibit 32

(B)  Reports on Form 8-K

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.

CALCASIEU REAL ESTATE & OIL CO., INC. (Registrant)

/s/ Arthur Hollins, III
Arthur Hollins, III President

Charles D. Viccellio
Charles D. Viccellio Vice-President and Secretary

Dated August 6, 2003