Form 10-Q
period 2003-09-30
CALCASIEU REAL ESTATE & OIL CO INC
filed 2003-11-06
CIK 352955

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report Under Section 13 or 15(d)

Of the Securities Exchange Act of 1934

For Quarter September 30, 2003

Commission file number 0-9669

CALCASIEU REAL ESTATE & OIL CO., INC.

(Exact name of registrant as specified in its charter)

Louisiana	72-0144530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Lakeside Plaza
Lake Charles, LA	70601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (337) 494-4256

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Securities registered pursuant to Section 12(b) for the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

(Title of Class)

As of September 30, 2003, 1,944,745 shares of the registrant’s Common Stock, without par value, were issued and outstanding.

As of June 30, 2003, the total market value of all outstanding stock was $10,737,617.

CALCASIEU REAL ESTATE & OIL CO., INC.

Form 10-Q for the Quarter ended September 30, 2003

Reference is made to the Notes to Financial Statements contained in the Company’s Annual Report on Form 10-K

The information furnished is not in connection with any sale or offer for sale of, or solicitation of an offer to buy, any securities.

CALCASIEU REAL ESTATE & OIL CO., INC.

PART I

Item 2.	Management’s Discussion a nd Analysis of Financial Condition and Results of Operations

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

The Company earned $333,348 net income in the third quarter ended September 30, 2003, up 67.8% from the second quarter of 2003 and up 58.4% from the third quarter of 2002. This was due to increased oil and gas income from royalties and also leases. Oil and gas revenues for the first nine months of 2003 were up 50.5% over the same period in 2002 due to greater production and to higher prices. Timber income was down from 2002, however, a timber contract has be let for cuttings on one company tract and timber income should be higher in the fourth quarter.

The Company has applied for listing on the American Stock Exchange. All of the increase in general and administrative expenses is due to the application fee for listing. The Board of Directors adopted a policy of paying 7¢ per quarter per share in dividends as long as financially prudent.

CALCASIEU REAL ESTATE & OIL CO., INC.

BALANC E SHEET

ASSETS

	September 30, 2003	December 31, 2002

CURRENT ASSETS
Cash and cash equivalents	$1,136,867	$583,327
Accounts receivables	219,320	152,373
Prepaid income tax & expenses	15,093	64,793
Inventory, crops	0	10,125

Total Current Assets	1,371,280	810,618

SECURITIES AVAILABLE FOR SALE	882,864	1,361,123

PROPERTY AND EQUIPMENT,
Less accumulated depreciation, Depletion and amortization	88,521	91,949

Timber, less accumulated depletion	517,065	484,161
Land	3,904,419	3,904,851

Total Property	4,510,005	4,480,961

TOTAL	$6,764,149	$6,652,702

CALCASIEU REAL ESTATE & OIL CO., INC.

BALANCE SHEET

LIABILITIES & STOCKHOLDERS’ EQUITY

	September 30, 2003	December 31, 2002
CURRENT LIABILITIES
Trade payables and accrued expenses	$5,881	$8,863
Dividends payable	0	195,742
Current deferred tax liability, net	33,260	23,370

Total Current Liabilities	39,141	227,975

STOCKHOLDER’S EQUITY

Common Stock, no par value 3,000,000 shares authorized; 2,100,000 shares issued	$72,256	$72,256
Retained earnings	6,996,872	6,642,737
Accumulated other comprehensive income	31,396	16,563

	7,100,524	6,731,556

Less cost treasury stock (2003 – 155,255 shares; 2002 – 144,956 shares)	375,516	306,829

Total Equity	6,725,008	6,424,727

TOTAL	$6,764,149	$6,652,702

CALCASIEU REAL ESTATE & OIL CO., INC.

STATEMENTS OF INCOME AND RETAINED EARNINGS

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
REVENUES
Income-primarily from oil and gas properties	$525,152	$274,455	$1,203,895	$800,108
Agriculture Income	41,803	61,355	143,839	138,690
Timber Income	19,714	35,427	52,228	112,517

TOTAL	$586,669	$371,237	$1,399,962	$1,051,315

COSTS AND EXPENSES
Oil and gas production costs	$26,256	$17,691	$61,877	$53,559
Agriculture expense	6,552	2,444	10,389	8,299
Forestry expenses	13,441	27,137	25,797	37,774
General and Administrative	70,263	36,307	201,073	166,526
Depreciation and depletion	2,360	1,822	6,736	5,776

TOTAL	$118,872	$85,401	$305,872	$271,934

OTHER INCOME (EXPENSE)
Interest Income	$3,830	$7,902	$12,316	$17,653
Dividends	9,286	11,498	25,119	22,764

TOTAL	$13,116	$19,400	$37,435	$40,417

INCOME OR LOSS BEFORE INCOME TAXES AND EXTRAORDINARY CREDITS	$480,913	$305,236	$1,131,525	$819,798

PROVISION FOR INCOME TAXES:
Current	147,565	94,785	347,717	254,972

NET INCOME OR (LOSS)	$333,348	$210,451	$783,808	$564,826

RETAINED EARNINGS, BEGINNING OF PERIOD	6,799,920	6,554,276	6,642,737	6,387,579

DIVIDENDS	(136,396)	(97,991)	(429,673)	(285,669)

RETAINED EARNINGS, END OF PERIOD	$6,996,872	$6,666,736	$6,996,872	$6,666,736

NET INCOME PER COMMON SHARE	$.17	$.11	$.40	$.29

OTHER COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Other comprehensive income
Beginning of Period	$41,228	$31,159	$16,563	$26,059
Unrealized gain (loss) on securities available for sale, net of taxes	(9,832)	(25,653)	14,833	(20,553)

Other comprehensive income
End of Period	$31,396	$5,506	$31,396	$5,506

CALCASIEU REAL ESTATE & OIL CO., INC.

STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2003	September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (or Loss)	$783,808	$564,826
Non cash (income) expenses included in net income:
Depreciation, depletion and amortization	6,736	5,776
CHANGE IN ASSETS AND LIABILITIES:
(Increase) decrease in accounts receivable	(66,947)	(106,168)
(Increase) decrease in inventory	10,125	11,042
(Increase) decrease in prepaid expenses	3,680	3,309
(Increase) decrease in prepaid income taxes	46,020	144,999
Increase (decrease) in trade payables	(2,982)	7,462

Net Cash Provided by Operating Activities	$780,440	$631,246

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of securities available for sale	$1,301,887	$694,073
Purchase of securities available for sale	(798,905)	(1,695,365)
Purchase of Property and equipment and reforestation	(36,212)	(19,931)
Land (purchase) or refund	432	(12,737)

Net Cash Provided (used in) Investing Activities	$467,202	$(1,033,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	$(625,415)	$(481,406)
Payments to acquire treasury stock	(68,687)	0

Net cash provided by (used in) financing activities	$(694,102)	$(481,406)

Net increase (decrease) in cash & cash equivalents	$553,540	$(884,120)

CASH AND CASH EQUIVALENTS:
Beginning	583,327	1,419,084

Ending	$1,136,867	$534,964

CALCASIEU REAL ESTATE & OIL CO., INC.

PART II OTHER INFORMATION

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(A)	Exhibits

Exhibit 31.1

Exhibit 31.2

Exhibit 32

(B)	Reports on Form 8-K

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.

CALCASIEU REAL ESTATE & OIL CO., INC (Registrant)

/s/ Arthur Hollins, III

Arthur Hollins, III
President

/s/ Charles D. Viccellio

Charles D. Viccellio
Vice-President and Secretary

Dated: October 28, 2003