Form 10-K
period 2003-12-31
CALCASIEU REAL ESTATE & OIL CO INC
filed 2004-03-19
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

The Securities Exchange Act of 1934

For Fiscal Year Ended December 31, 2003	Commission File Number 0-9669

CALCASIEU REAL ESTATE AND OIL CO., INC.

(Exact Name of registrant as specified in its charter)

Louisiana	72-0144530
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Lakeside Plaza Lake Charles, Louisiana	70601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (337) 494-4256

Securities registered pursuant to Section 12(b) of the Act:

Common Stock with no par value	American Stock Exchange
(Title of each class)	(Name of exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12-b2 of the Act).    Yes  ☐     No  ☒

As of June 30, 2003, the aggregate market value of the common equity held by non-affiliates (based on the most recent sale prior to June 30, 2003) was approximately $10,737,617.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. Common Stock, No Par Value, 1,942,495 shares outstanding at February 18, 2004.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement prepared in connection with the 2004 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

PART I

Item 1. BUSINESS

Calcasieu Real Estate & Oil Co., Inc., a Louisiana corporation incorporated in 1930 and headquartered in Lake Charles, Louisiana, is a company which owns and operates real estate holdings that generate oil and gas royalties, timber sales and agriculture rents. Originally formed to receive mineral royalties spun off by a bank to its shareholders, the Company has pursued a goal of acquiring land-holdings in Southwest Louisiana.

Operations

The Company’s income is derived from the acreage and mineral interests it owns either totally or as an undivided owner of land managed as a unit under the name Walker Louisiana Properties. The largest source of income is from oil and gas production from these properties. The next largest sources are from agriculture and timber grown on the Company’s land. The Company is not involved in exploration and production. The Company has a small working interest in one field, which occurred as a back-in under the original mineral lease, but has no control over the operations. The Company does not anticipate taking a working interest in any future production of oil and gas. The Company does not consider itself to be involved in oil and gas producing activities inasmuch as: (1) it does not search for crude oil or natural gas in their natural states; (2) it does not acquire property for the purpose of exploration or the removing of oil or gas; and (3) it is not involved in construction, drilling and production activities necessary to retrieve oil and gas. All of the Company’s oil and gas income is derived from leases on Company owned lands or mineral rights deeded to the Company at its inception in 1930. The Company receives royalties from 23 different operators each with a different lease. The largest mineral participation by Calcasieu in any of these units is 4.339%. The Company is a part owner in Walker Louisiana Properties lands which receives oil and gas income from 29 different operators each with a different lease. The largest mineral participation by Calcasieu in any of these units is 2.858%. Calcasieu has no reserve information on any of these properties and it would be uneconomical and unpractical to acquire this information.

Of the Company’s net 13,941 acres, there are 6,134 acres planted in trees with the remainder being primarily agriculture land. There is approximately 870 acres of marsh land whose only economic use is for hunting, trapping and prospective mineral production. Income from oil and gas royalties and mineral leasing comes from both agriculture and timber lands.

Oil and gas royalties are paid by the operators who own the wells. Timber income is paid by the highest bidder of the timber. There are several mills in the immediate area who compete for timber. All of the agriculture income comes from tenants who pay annual rents. The prices paid for oil, gas and timber depend on national and international market conditions.

We do not separate financial information in the enclosed financial statements because neither agriculture nor timber produce as much as 15% of total receipts.

Employees

The Company currently employs a total of five persons, including officers, in a part-time capacity. The Company is subject to no union contracts nor does the Company have any hospitalization, pension, profit sharing or deferred compensation plans. Walker Louisiana Properties employs its own staff, none of whom are Company officers or directors. One employee of Walker is devoted full-time to Agriculture and one employee of Walker is devoted full-time to Timber.

Customers

The Company had two customers, the sales to which equal or exceed 10% of the Company’s total oil and gas revenues. In 2003, sales to Cox & Perkins accounted for 41% of revenues, sales to Kerr-McGee accounted for 13% of revenues and sales to Riceland Petroleum accounted for 9% of oil and gas revenues. All income is derived from domestic customers.

Item 2. PROPERTIES

The Company owns a total of 13,941 net acres of agricultural, timber and marsh land in fee in the Parishes of Allen, Beauregard, Calcasieu, Cameron, Jefferson Davis, LaFourche, Sabine, St. Landry and Vermilion in Louisiana. Of this total 6,431 acres represents the Company’s one-sixth undivided ownership in 35,088 acres which is managed by an entity called Walker Louisiana Properties, a joint venture, for the benefit of the six owners. The remainder of the Company’s acreage is managed by the Company’s officers. All amounts on the financial statements included herein reflect the combined totals of the two operations.

The table below shows, for the years ended December 31, 2003, December 31, 2002, and December 31, 2001, net gas produced in thousands of cubic feet (MCF) and net oil (including condensate and natural gas liquids) produced in barrels (Bbl), average sales prices and average production costs, relating to oil and gas attributable to the royalty interests and working interest held by the Company.

	Year Ended 12/31/03	Year Ended 12/31/02	Year Ended 12/31/01
Net gas produced (MCF)	153,046	157,180	189,254
Average gas sales price (Per MCF)(1)	$5.11	$3.04	$5.66
Net Oil Produced (Bbl)	25,618	33,069	13,225
Average Oil Sales price (Per Bbl)(1)	$30.04	$26.02	$25.40

(1)	Before deduction of production and severance taxes.

Item 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party. There are no proceedings known to be contemplated by governmental authorities. The Company was notified by the United States Department of Justice during 2003 that it was not going to pursue a bill from the National Pollution Funds Center that the Company protested as not being owed.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders during the fourth quarter.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of February 18, 2004, the common stock of Calcasieu Real Estate and Oil Co., Inc. was owned by approximately 671 stockholders and the stock price was $7.35. During the three years prior to December 8, 2003, there was no established public trading market for the common stock and there had been only limited and sporadic trading in the common stock, principally among its shareholders. On December 8, 2003, the Company began trading on the American Stock Exchange under the symbol CKX. The following table sets forth the high and low sales prices for the common stock by quarter during 2003 and 2002.

	2003
Common Stock Market Price	Q1	Q2	Q3	Q4
High	$7.00	$5.70	$6.05	$7.40
Low	$5.00	$4.75	$5.00	$5.50

	2002
Common Stock Market Price	Q1	Q2	Q3	Q4
High	$6.50	$6.25	$6.25	$6.00
Low	$6.20	$5.12	$4.60	$4.80

The Company has paid cash dividends each year since 1990. A summary of cash dividends declared each quarter for the last two years is set forth in the table on page 37 of this Annual Report on Form 10-K.

Item 6. SELECTED FINANCIAL DATA

	Ended 12/31/99	Ended 12/31/00	Ended 12/31/01	Ended 12/31/02	Ended 12/31/03
Revenues	$2,646,491	$2,497,118	$1,618,587	$1,462,205	$2,111,141
Income from operations	2,274,903	2,094,098	1,195,601	1,015,916	1,524,968
Net Income	1,545,060	1,436,029	872,606	736,538	1,093,005
Earnings per common share (1)	.78	.73	.45	.38	.56
Total assets	$5,212,540	$6,035,717	$6,407,663	$6,623,665	$7,124,504
Stockholders equity	$4,931,003	$5,794,517	$6,179,065	$6,424,727	$6,922,509
Cash Dividends declared per common share	.08	.25	.25	.25	.29

(1)	Earnings per common share presented are based on the weighted average outstanding shares of 1,948,307 in 2003, 1,955,044 in 2002, 1,955,044 in 2001, 1,956,000 in 2000 and 1,979,000 in 1999.

There are no factors that materially affect the comparability of the information shown above, other than fluctuations in volumes and prices of commodities sold.

Item 7. MANAGEMENT’S DISCUSSION

The following discussion of our results of operations and financial condition should be read together with the other financial information and the financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Forward Looking Statements

This Annual Report contains forward-looking statements relating to the Company’s operations that are based on management’s current expectations, estimates and projections about the Company’s business. Words such as “anticipates,” “expects,” “intends,” “plans,” “targets,” “projects,” “believes,” “seeks,” “estimates” and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Among the factors that could cause actual results to differ materially are:

•	changes in the prices of oil, gas, and forest and agricultural products;

•	our ability to attract customers to perform exploration and development for oil and gas on our land, or the potential failure of our customers to discover or extract additional oil and gas deposits;

•	technological developments;

•	the potential failure by customers to achieve expected production from existing and future oil and gas development projects, or potential delays in the development, construction or start-up of planned projects;

•	competition in the oil and gas industries and the competitiveness of alternate energy sources or product substitutes;

•	potential liability for remedial actions under existing or future environmental regulations and litigation, or significant investment or product changes under existing or future environmental regulations; and

•	the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies.

In addition, such statements could be affected by general domestic in international economic and political conditions. Unpredictable or unknown factors not discussed herein also could have material adverse effects on forward-looking statements.

Overview

We own and receive income from land located in Southwest Louisiana. Over 70% of our income is derived from mineral activity conducted by others. It consists of oil and gas royalties, oil and gas leases and seismic leases. We also receive rental income from farm land and income from the sale of timber grown on our land.

Our future oil and gas income is dependent to some extent on future technological developments that could result in the discovery of oil and gas deposits that are currently unknown or uneconomical to recover. At some point in time current oil and gas production will be depleted. We do not conduct exploration, development or production activities. Our oil and gas income is derived from Company lands and has been discovered and produced by others under mineral leases from the Company. Consequently, the Company has little control over its oil and gas income.

We are placing more emphasis on growing timber for the future of the Company. We are also always looking to purchase additional land in our area at the right price.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant accounting estimates inherent in the preparation of our financial statements include the following items:

Our accounts receivable consists of incomes received after year end for royalties produced prior to year end. When there are royalties that have not been received at the time of the preparation of the financial statements for months in the prior year, we estimate the amount to be received based on the last month’s royalties that were received from that particular company. We do not maintain an allowance for doubtful accounts because we can confirm virtually all of our receivables before they are booked as income.

Our past inventory was for harvested crops. Since all agricultural income is now from land rents we no longer have inventory.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes (SFAS 109)” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

Reforestation expenses are added to the timber asset account and depleted over seven years. As timber is sold the original cost is amortized based on the volume as compared to the original cost. When we purchase land that portion that represents the timber value is set up as an asset labeled timber.

Liquidity and Capital Resources

The Company has a current ratio of better than four to one and no long-term debt or contingencies. We have no off balance sheet liabilities. The only material current liability at December 31, 2003, was the dividend on our common stock declared in December and paid in January. Additional sources of liquidity are the Company’s securities available-for-sale and a bank line of credit for $1,000,000. We maintain our liquidity position in order to be able to purchase real estate that might come on the market.

We have no current commitments for capital expenditures. Unless an opportunity arises to purchase additional land, we will not need to make capital expenditures in the next twelve months other than normal reforesting expenditures.

We believe that our existing sources of liquidity, including expected cash flows from operating activities, existing cash balances and existing credit facility, will satisfy our cash requirements for at least the next twelve months.

Results of Operations

The following table shows, for the periods indicated, certain operating data expressed as a percentage of revenues.

	2003	2002	2001
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Oil and gas production	9.6%	7.1%	3.9%
Agricultural	.6%	.7%	.5%
Timber	1.9%	2.8%	2.0%
General and administrative	14.1%	16.9%	18.0%
Depreciation, depreciation, amortization	1.6%	2.7%	1.8%

Total costs and expenses	27.8%	30.2%	26.1%

Income from operations	72.2%	69.8%	73.9%
Other income	2.7%	3.7%	5.4%

Income before income taxes	74.9%	73.5%	79.3%
Provision for income taxes	23.1%	22.9%	25.4%

Net Income	51.8%	50.6%	53.9%

Oil and gas production costs were higher as a percentage of revenues in 2003 over 2002 due to the write-off of the remaining amount for minerals from 1998 purchase of real estate. Oil and gas production costs were higher as a percentage of revenue in 2003 over 2002 due to both the write-off but also because oil and gas properties income were a smaller proportion of total revenues in 2001 and agricultural and timber revenues were a larger proportion of total revenues in 2001. Other income as a percentage of revenues was higher in 2001 compared to 2002 and 2003 due to a realized gain on investments. Other income as a percentage of revenues was lower in 2003 compared to 2002 and 2001 partly due to greater total revenues.

Net income increased 48.4% in 2003 over 2002 due primarily to an increase in the average sales price of both oil and gas. Gas production was down 2.6% and oil production was down 22.5%. Oil and gas revenues peaked in 1999 and continued high in 2000 primarily due to the Company’s income from the North Indian Village Field. These wells were depleted, plugged and abandoned in 2002. In 2002 a well was completed at South Gordon by Cox and Perkins which has been the largest source of income for 2002 and 2003. The operator believes there is a reasonable possibility this well will continue to produce at current rates through 2005. When production slows it will drop dramatically.

Although the Company does not have access to reserve information on the oil and gas wells from which the Company receives income, we engaged an independent geologist, Stanley N. Warburton, to make estimates as to the remaining life of our five largest income sources in 2003. Listed below are the operators, fields, 2003 income and the geologist’s assessment.

Cox & Perkins –	South Gordon Field - $736,700. One well. Began production in 2001. Declining life of 4 to 6 years.

Kerr, McGee –	Roanoke Field - $234,100. One well. Began production in 2000. Most of 2003 income was from prior years production. Production had declined 48% by the end of 2003 compared to its peak in 2001. Declining remaining life of 4 to 5 years.

Riceland –	South Jennings Field - $153,000. Currently 8 wells on a 1,920 acre unit. Been producing since 1940. Declining life of 8 to 10 years.

GulfMark –	Vinton Field - $130,000. Shallow salt dome production. Current income levels will decline sharply over next 2 years.

Meridian –	Lakeside Field - $107,500. One well. Production began in 2001. Production declined 20% between 2002 and 2003. Declining remaining life of 6 to 8 years.

The Company has a 2.083% royalty interest in one new gas well and a 4.167% royalty interest in a second new gas well both at Castor Creek. No income was received in 2003 from these wells and it is too early to determine their effect on future income.

Revenues include $189,722 in oil and gas royalties which were received in 2003, but were attributable to production in prior years. They were held by the operators pending determination of ownership. These revenues will not be recurring. Included in oil and gas expenses is $77,816 for the write-off of the amount remaining on Walker Louisiana Properties books for the purchase of minerals from Fina in 1998. This expense will not be recurring. The net effect of these items was to increase net income by $50,790.

Oil and gas expenses were up 98% due entirely to the above write off and higher severance taxes due to higher sales prices.

Agriculture income was off 10% from 2002 continuing a three year decline as the Company converted totally to cash rents. This income should stabilize at 2003’s level. Timber income was off 15% due to both lower demand and lower prices.

Administrative expenses were up $50,510 or 20.6% over 2002. Of this amount $39,600 was the cost of listing on the American Stock Exchange and $12,633 represents a gift of dirt from Company land to Cameron Parish.

Item 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Significant Market Risk

The Company’s business and operations are subject to certain risks and uncertainties, including:

Reliance Upon Oil and Gas Discoveries

The Company’s most significant risk is its reliance upon others to perform exploration and development for oil and gas on its land. Future income is dependent on others finding new production on the Company’s land to replace present production as it is depleted. Oil and gas prices as well as new technology will affect the possibility of new discoveries.

Commodity Prices

All of the Company’s operating income comes from the sale of commodities produced from its real estate; oil and gas, forest products, agriculture products. Fluctuations in these commodity prices will directly impact net income.

Interest Rate Risks

The Company has no direct exposure to changes in foreign currency exchange rates and minimal direct exposure to interest rates. The Company has an unsecured line of credit with Bank One at their prime rate, but the Company hasn’t utilized this line and has no current plans to do so.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial statements required by Regulation S-X are listed in the Table of Contents to Financial Statements and Supplemental Schedules appearing immediately after the signature page of this Form 10K and are included herein by reference. See Item 14.

Item 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

Item 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designated to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2003. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 as to directors and nominees for directors is included in the Registrant’s definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 and is incorporated herein by reference.

Executive officers of Registrant as of February, 2004, are as follows:

Name	Age	Position with Registrant
Arthur Hollins, III	73	President & Director
William D. Blake	71	Vice President, Treasurer and Director
Charles D. Viccellio	70	Vice President, Secretary and Director

The occupations of such executive officers during the last five years and other principal affiliations are:

Name
Arthur Hollins, III	Director of the Company since 1975; President of the Company since 1979; Chairman of the Board and President of the First National Bank of Lake Charles from 1968 to 1998; President of Bank One, Southwest Louisiana, from 1998 to April, 1999. Mr. Hollins is a certified public accountant and a graduate of Washington & Lee University.

William D. Blake	Director of the Company since 1966; Secretary-Treasurer of the Company from 1966-1979; Vice-President and Treasurer of the Company since 1979; President of Lacassane Co., Inc. and Howell Industries, Inc. Mr. Blake is a graduate of Louisiana State University.

Charles D. Viccellio	Vice-President and Secretary of the Company since 1997 and Director of the Company since 1996. Partner in the law firm of Stockwell, Sievert, Viccellio, Clements & Shaddock, LLP. Mr. Viccellio received both his undergraduate and law degrees from Tulane University.

There are no family relationships between any of our directors (except Mrs. Leach and Mr. Alexander are brother and sister) and executive officers or any arrangement or understanding between any of our executive officers and any other person pursuant to which any executive officer was appointed to his office.

Item 11. EXECUTIVE COMPENSATION

The information required by Item 11 is included in the Registrant’s definitive proxy statement to be filed pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is included in the Registrant’s definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is included in the Registrant’s definitive proxy statement to be filed pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information required by Item 14 is included in the Registrant’s definitive proxy statement to be filed pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-A & FORM 8-K

A-1.	Financial Statements

The financial statements of Calcasieu Real Estate & Oil Co., Inc. filed as part of this Annual Report on Form 10-K are indexed at page 18.

A-3. List of Exhibits

3.1	Restated/Articles of Incorporation of the Registrant is incorporated by reference to Exhibit (3)-1 to Form 10 filed April 29, 1981.

3.2	Amendment to Articles of Incorporation of the Registrant filed herewith.

3.3	By-Laws of the Registrant filed herewith.

23.1	Consent of McElroy, Quirk & Burch filed herewith.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

B-1.	Reports on Form 8-A.

On November 20, 2003, Calcasieu Real Estate & Oil Co., Inc. filed a report on Form 8-A reflecting its listing on the American Stock Exchange, effective December 8, 2003.

B-2	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

CALCASIEU REAL ESTATE AND OIL CO., INC.

BY:	/s/ Arthur Hollins III
Arthur Hollins, III, President

Dated March 11, 2004

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities with regard to Calcasieu Real Estate and Oil Co., Inc. and on the date indicated:

/s/ Arthur Hollins, III Arthur Hollins, III	President (Chief Executive Officer and Director)

/s/ William D. Blake William D. Blake	Vice President & Treasurer (Principal Financial Officer and Director)

/s/ Charles D. Viccellio Charles D. Viccellio	Vice President & Secretary, (Director)

/s/ Henry C. Alexander Henry C. Alexander	Director

/s/ Troy A. Freund Troy A. Freund	Director

/s/ Laura A. Leach Laura A. Leach	Director

/s/ Frank O. Pruitt Frank O. Pruitt	Director

/s/ James Reaves, III James Reaves, III	Director

/s/ Mary W. Savoy Mary W. Savoy	Director

Dated: March 11, 2004

CALCASIEU REAL ESTATE & OIL CO., INC.

Lake Charles, Louisiana

C O N T E N T S

Page
REPORT OF INDEPENDENT AUDITORS ON THE FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION	15

FINANCIAL STATEMENTS

Balance sheets	16
Statements of income	17
Statements of changes in stockholders’ equity	18-19
Statements of cash flows	20-21
Notes to financial statements	22-30

SUPPLEMENTARY INFORMATION

Property, plant and equipment	31
Accumulated depreciation, depletion and amortization	32
Quarterly financial data	33

SCHEDULE OMITTED

Schedules, other than those listed above, have been omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors

Calcasieu Real Estate & Oil Co., Inc.

Lake Charles, Louisiana

We have audited the accompanying balance sheets of Calcasieu Real Estate & Oil Co., Inc. as of December 31, 2003 and 2002, and the related statements of income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Calcasieu Real Estate & Oil Co., Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 35 through 37 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Lake Charles, Louisiana

March 1, 2004

CALCASIEU REAL ESTATE & OIL CO., INC.

BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$527,219	$583,327
Accounts receivable	239,815	152,373
Inventory-harvested crops	—	10,125
Prepaid income taxes	26,475	61,113
Prepaid expense and other	4,860	3,680

Total current assets	798,369	810,618

SECURITIES AVAILABLE-FOR-SALE	1,922,870	1,361,123

PROPERTY AND EQUIPMENT (less accumulated depreciation, depletion and amortization of $67,223 in 2003 and $448,521 in 2002)	12,680	91,949
Timber (less accumulated depletion of $343,459 in 2003 and $314,659 in 2002)	498,975	484,161
Land	3,891,610	3,904,851

	4,403,265	4,480,961

	$7,124,504	$6,652,702

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade payables and accrued expenses	$13,256	$8,863
Dividends payable	136,204	195,742
Income taxes payable:
Current	—	—
Deferred, net	52,535	23,370

Total current liabilities	201,995	227,975

STOCKHOLDERS’ EQUITY
Common stock, no par value; 3,000,000 shares authorized; 2,100,000 shares issued	72,256	72,256
Retained earnings	7,169,864	6,642,737
Accumulated other comprehensive income	55,905	16,563

	7,298,025	6,731,556
Less cost of treasury stock (2003 157,505 shares and 2002 144,956 shares)	375,516	306,829

	6,922,509	6,424,727

	$7,124,504	$6,652,702

See Notes to Financial Statements.

CALCASIEU REAL ESTATE & OIL CO., INC.

STATEMENTS OF INCOME

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Revenues	$2,111,141	$1,454,498	$1,618,587

Costs and expenses:
Oil and gas production	203,183	102,654	62,636
Agricultural	13,278	10,515	8,176
Timber	39,014	40,741	32,910
General and administrative	296,295	245,786	290,698
Depreciation, depletion and amortization	34,403	38,886	28,566

	586,173	438,582	422,986

Income from operations	1,524,968	1,015,916	1,195,601

Other income (expense):
Interest income	10,647	23,760	28,243
Dividends on stock	36,604	27,595	27,617
Realized gain on sale of investments in available-for-sale securities	5,187	—	27,654
Gain on sale of assets	3,931	2,167	4,991

	56,369	53,522	88,505

Income before income taxes	1,581,337	1,069,438	1,284,106

Federal and state income taxes:
Current	486,474	330,063	415,864
Deferred	1,858	2,807	(4,364)

	488,332	332,870	411,500

Net income (per common share) - 2003 $.56; 2002 $.38; 2001 $.45	$1,093,005	$736,568	$872,606

See Notes to Financial Statements.

CALCASIEU REAL ESTATE & OIL CO., INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002 and 2001

	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
Balance, January 1, 2001	$—	$6,004,642	$24,448	$72,256	$306,829

Comprehensive income:
Net income	872,606	872,606	—	—	—

Other comprehensive income:
Unrealized gains on securities available for sale:
Unrealized holding gains occurring during period net of taxes of $3,212	5,464	—	—	—	—
Less reclassification adjustments for gains included in net income, net of taxes of $2,569	(3,853)	—	—	—	—

Other comprehensive income, net of tax	1,611	—	1,611	—	—

Total comprehensive income	$874,217	—	—	—	—

Dividends		(489,669)	—	—	—

Balance, December 31, 2001		6,387,579	26,059	72,256	306,829

Comprehensive income:
Net income	$736,568	736,568	—	—	—

Other comprehensive income:
Unrealized gains on securities available for sale:
Unrealized holding gains occurring during period net of taxes of $6,330	(9,496)	—	—	—	—

Other comprehensive income, net of tax	(9,496)	—	(9,496)	—	—

Total comprehensive income	$727,072	—	—	—	—

Dividends		(481,410)	—	—	—

(continued on next page)

CALCASIEU REAL ESTATE & OIL CO., INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002 and 2001

(Continued)

	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
Balance, December 31, 2002		6,642,737	16,563	72,256	306,829

Comprehensive income:
Net income	$1,093,005	1,093,005	—	—	—

Other comprehensive income:
Unrealized gains on securities available for sale:
Unrealized holding gains occurring during period net of taxes of $37,269	42,454	—	—	—	—
Less reclassification adjustments for gains included in net income, net of taxes of $2,075	(3,112)	—	—	—	—

Other comprehensive income, net of tax	39,342	—	39,342	—	—

Total comprehensive income	$1,132,347

Purchase of treasury stock		—	—	—	68,687

Dividends		(565,878)	—	—	—

Balance, December 31, 2003		$7,169,864	$55,905	$72,256	$375,516

See Notes to Financial Statements.

CALCASIEU REAL ESTATE & OIL CO., INC.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,093,005	$736,568	$872,606
Noncash (income) expenses included in net income:
Depreciation, depletion and amortization	34,403	38,886	29,566
Realized (gains) on sale of available-for-sale securities	(5,187)	—	(27,654)
(Gain) on sale of assets	(3,799)	(2,572)	(4,991)
Loss on asset retirement	77,215	375	—
Deferred income tax	1,858	2,807	(4,365)
Change in assets and liabilities:
(Increase) decrease in trade accounts and other receivables	(87,442)	(58,625)	35,471
(Increase) decrease in inventory	10,125	917	(6,616)
(Increase) decrease in prepaid income taxes	34,638	110,030	(96,265)
(Increase) in prepaid expenses	(1,180)	(371)	—
Increase (decrease) in trade payables	4,393	2,895	(8,879)

Net cash provided by operating activities	1,158,029	830,910	788,873

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from rights of way	3,000	—	500
Proceeds from sale of timber and land	16,858	4,655	22,041
Available-for-sale securities:
Purchases	(2,143,912)	(1,692,887)	(590,114)
Sales	1,654,000	700,000	1,300,000
Purchase of land, property and equipment	(49,980)	(197,025)	(250,610)

Net cash provided by (used in) investing activities	(520,034)	(1,185,257)	481,817

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid, net of refunds	(625,416)	(481,410)	(489,669)
Payments to acquire treasury stock	(68,687)	—	—

Net cash (used in) financing activities	(694,103)	(481,410)	(489,669)

Net increase (decrease) in cash and cash equivalents	(56,108)	(835,757)	781,021

Cash and cash equivalents:
Beginning	583,327	1,419,084	638,063

Ending	$527,219	$583,327	$1,419,084

(continued on next page)

CALCASIEU REAL ESTATE & OIL CO., INC.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001

(Continued)

	2003	2002	2001
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$—	$—	$—
Income taxes	404,548	238,120	522,640

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Net change in unrealized and realized gains on available-for-sale securities	39,342	(9,496)	1,611

See Notes to Financial Statements.

CALCASIEU REAL ESTATE & OIL CO., INC.

NOTES TO FINANCIAL STATEMENTS

Note 1. Nature of Business and Significant Accounting Policies

Nature of business:

The Company’s business is the ownership and management of land. The primary activities consist of leasing its properties for mineral (oil and gas) and agriculture and raising timber.

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

NOTES TO FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS

Note 2. Securities Available-for-Sale

Debt and equity securities have been classified in the balance sheet according to management’s intent in the noncurrent asset sections under the headings securities available-for-sale. The carrying amount of securities and their approximate fair values at December 31, 2003 and 2002 follow:

	Gross Amortized Cost	Gross Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2003

Available-for-sale securities:
Equity securities	$155,861	$46,689	$—	$202,550
Preferred equity securities	329,373	46,887	—	376,260
US government securities (maturing within one year)	1,344,861	—	801	1,344,060

	$1,830,095	$93,576	$801	$1,922,870

December 31, 2002

Available-for-sale securities:
Equity securities	$155,861	$22,446	$17,778	$160,529
Preferred equity securities	378,186	41,423	21,229	398,380
Corporate bonds (maturing within one year)	100,896	1,661	—	102,557
US government securities (maturing within one year)	699,657	—	—	699,657

	$1,334,600	$65,530	$39,007	$1,361,123

Gross realized gains and gross realized losses on sales of available-for-sale securities during 2003 and 2001 are presented below. There were no gross realized gains and gross realized losses on sales of available-for-sale securities during 2002.

2003	Gains	Losses
Gross realized gains:
Preferred equity securities	$5,187	$—

2001	Gains	Losses
Gross realized gains:
U.S. government and agency securities	$27,654	$—

NOTES TO FINANCIAL STATEMENTS

Note 3. Oil and Gas Properties

Results of operations for oil and gas producing activities at December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001
Gross revenues:
Royalty interests	$1,793,639	$1,096,175	$1,106,226
Working interests	1,806	22,573	40,396

	1,795,445	1,118,748	1,146,622

Less:
Production costs	203,183	102,654	62,636

Results before income tax expenses	1,592,262	1,016,094	1,083,986
Income tax expenses	484,950	316,266	347,370

Results of operations from producing activities (excluding corporate overhead)	$1,107,312	$699,828	$736,616

Costs incurred in oil and gas activities:

There were no major costs incurred in connection with the Company’s oil and gas operations (which are conducted entirely within the United States) at December 31, 2003, 2002 and 2001.

Reserve quantities (unaudited):

Reserve information relating to estimated quantities of the Company’s interest in proved reserves of natural gas and crude (including condensate and natural gas liquids) is not available. Such reserves are located entirely within the United States. A schedule indicating such reserve quantities is, therefore, not presented. All oil and gas royalties come from Company owned properties that were developed and produced by other partners under lease agreements.

NOTES TO FINANCIAL STATEMENTS

Note 4. Income Taxes

The Company files federal income tax returns on a calendar year basis.

The net deferred tax liability in the accompanying balance sheet includes the following components at December 31, 2003 and 2002:

	2003	2002
Deferred tax assets	$720	$1,181
Deferred tax liabilities	(15,337)	(13,939)
Deferred tax liabilities on unrealized appreciation of securities available for sale	(37,918)	(10,612)

Net deferred tax liability	$(52,535)	$(23,370)

A reconciliation between income taxes, computed by applying statutory tax rates to income before income taxes and income taxes provided at December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001
Tax at statutory rates	$537,655	$363,609	$436,596

Tax effect of the following:
Statutory depletion	(86,281)	(52,480)	(52,305)
Dividend exclusion	(1,673)	(6,567)	(6,573)
State income tax	39,240	26,756	34,465
Investment tax credit	(1,000)	(1,000)	(167)
Other	391	2,552	(516)

	$488,332	$332,870	$411,500

NOTES TO FINANCIAL STATEMENTS

Deferred income taxes result from timing differences in the recognition of revenue and expenses for tax and financial statement purposes. The effect of these timing differences at December 31, 2003 and 2002 is as follows:

	2003	2002
Conversion of investment from tax cash basis to accrual basis for financial reporting	$(14,205)	$(12,546)

Excess of depreciation and depletion expensed for tax purposes (under) amount expensed for financial statement purposes	(412)	(212)

Unrealized gain on marketable securities	(37,918)	(10,612)

	$(52,535)	$(23,370)

Note 5. Line of Credit

As of December 31, 2003, the Company had available an unsecured line of credit in the amount of $1,000,000. The balance on this line of credit was $-0- at December 31, 2003 and 2002.

Note 6. Company Operations

The Company’s operations are classified into one principal operating segment which is located in the United States: oil and gas properties. The Company’s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

NOTES TO FINANCIAL STATEMENTS

Following is a summary of segmented information for 2003, 2002 and 2001:

	2003	2002	2001
REVENUES
Oil and gas properties	$1,795,445	$1,118,748	$1,146,622
All other segments	315,696	335,750	471,965

	$2,111,141	$1,454,498	$1,618,587

COSTS AND EXPENSES
Oil and gas properties	$455,034	$291,909	$269,032
All other segments	131,139	146,673	153,954

	$586,173	$438,582	$422,986

INCOME FROM OPERATIONS
Oil and gas properties	$1,340,411	$826,839	$877,590
All other segments	184,557	189,077	318,011

	1,524,968	1,015,916	1,195,601

OTHER INCOME (EXPENSE)	56,369	53,522	88,505

INCOME BEFORE INCOME TAXES	$1,581,337	$1,069,438	$1,284,106

IDENTIFIABLE ASSETS
Oil and gas properties	$126,971	$112,526	$74,531
All other segments	6,997,533	6,540,176	6,156,712

TOTAL ASSETS	$7,124,504	$6,652,702	$6,231,243

CAPITAL EXPENDITURES
Oil and gas properties	$—	$—	$—
All other segments	43,614	191,766	250,473

	$43,614	$191,766	$250,473

DEPRECIATION, DEPLETION AND AMORTIZATION
Oil and gas properties	$—	$—	$—
All other segments	34,403	38,886	29,566

	$34,403	$38,886	$29,566

NOTES TO FINANCIAL STATEMENTS

There are no intersegment sales reported in the accompanying income statements. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes excluding nonrecurring gains and losses on securities held available for sale. Income before income tax represents net sales less operating expenses and other income and expenses of a general corporate nature. Identifiable assets by segment are those assets that are used in the Company’s operations within that industry.

The following summarizes major customer information at December 31, 2003, 2002 and 2001 from oil and gas revenues:

	Sales to Purchaser as a Percentage of Total Revenues
Purchaser	2003	2002	2001
Cox and Perkins	41%	41%	1%
Riceland Petroleum Company	9%	8%	14%
Neumin Production	4%	3%	24%
Kerr-McGee	13%	1%	1%

Note 7. Related Party Transactions

In 1990, the Company purchased interests in properties managed by Walker Louisiana Properties (WLP), such properties being subject to a management agreement.

Note 8. Supplementary Income Statement Information

Taxes, other than income taxes, of $195,687, $138,451 and $98,116, were charged to expense during 2003, 2002 and 2001, respectively.

Note 9. Concentration of Credit Risk

The Company maintains its cash balances in one financial institution. The amount on deposit in the financial institution is insured by the Federal Deposit Insurance Corporation up to $100,000.

NOTES TO FINANCIAL STATEMENTS

Note 10. Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Cash and cash equivalents:

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities available-for-sale:

Debt and equity securities were valued at fair value, which equals quoted market price.

The estimated fair value of the Company’s financial instruments at December 31, 2003 and 2002 are as follows. Amounts are presented in thousands.

	2003		2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$527	$527	$583	$583
Securities available for sale	1,923	1,923	1,361	1,361

	$2,450	$2,450	$1,944	$1,944

CALCASIEU REAL ESTATE & OIL CO., INC.

PROPERTY, PLANT AND EQUIPMENT

Years Ended December 31, 2003, 2002 and 1999

	Balance, Beginning of Period	Additions	Adjustments and Retirements	Balance, End of Period
2003
Oil and gas properties-proved	$456,751	$—	$456,751	$—

Other property:
Buildings and equipment	83,718	—	3,814	79,904
Timber	798,820	43,614	—	842,434
Land	3,904,851	—	13,241	3,891,610

	$5,244,140	$43,614	$473,806	$4,813,948

2002
Oil and gas properties-proved	$456,751	$—	$—	$456,751

Other property:
Buildings and equipment	86,825	6,999	10,106	83,718
Timber	779,912	18,908	—	798,820
Land	3,738,992	165,859	—	3,904,851

	$5,062,480	$191,766	$10,106	$5,244,140

2001
Oil and gas properties-proved	$456,751	$—	$—	$456,751

Other property:
Buildings and equipment	89,776	4,675	7,626	86,825
Timber	673,426	122,206	15,720	779,912
Land	3,615,900	123,592	500	3,738,992

	$4,835,853	$250,473	$23,846	$5,062,480

CALCASIEU REAL ESTATE & OIL CO., INC.

ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

Years Ended December 31, 2003, 2002 and 2001

	Balance, Beginning of Period	Additions	Adjustments and Retirements	Balance, End of Period
2003
Oil and gas properties-proved	$379,535	$—	$379,535	$—
Other property:
Buildings and equipment	68,985	5,603	7,364	67,224
Timber	314,659	28,800	—	343,459

	$763,179	$34,403	$386,899	$410,683

2002
Oil and gas properties-proved	$379,535	$—	$—	$379,535
Other property:
Buildings and equipment	69,999	5,570	6,584	68,985
Timber	281,343	33,316	—	314,659

	$730,877	$38,886	$6,584	$763,179

2001
Oil and gas properties-proved	$379,535	$—	$—	$379,535
Other property:
Buildings and equipment	69,889	7,191	7,081	69,999
Timber	258,968	22,375	—	281,343

	$708,392	$29,566	$7,081	$730,877

CALCASIEU REAL ESTATE & OIL CO., INC.

QUARTERLY FINANCIAL DATA

(UNAUDITED)

Amounts in thousands, except per share:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenues:
2003	$450	$363	$587	$711	$2,111
2002	227	453	371	403	1,454

Operating income:
2003	351	275	468	431	1,525
2002	122	371	286	237	1,016

Net income:
2003	252	199	333	309	1,093
2002	90	264	210	173	737

Net income per share:
2003	.13	.10	.17	.16	.56
2002	.05	.13	.11	.09	.38

Cash dividends per share:
2003	.05	.10	.07	.07	.29
2002	.05	.05	.05	.10	.25

Shares outstanding:
2003	1,955	1,952	1,945	1,945	1,945
2002	1,955	1,955	1,955	1,955	1,955