Form 10QSB
period 2004-03-31
CALCASIEU REAL ESTATE & OIL CO INC
filed 2004-05-14
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file Number 0-9669

CALCASIEU REAL ESTATE & OIL CO., INC.

(Exact name of small business issuer as specified in its charter)

Louisiana	72-0144530
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Lakeside Plaza, Lake Charles, Louisiana	70601
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 337-494-4256

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the issuer’s No Par Value common stock as of March 31, 2004 was 1,942,495.

Transitional Small Business Disclosure Format.    Yes  ☐    No  ☒

Calcasieu Real Estate & Oil Co., Inc.

Form 10-QSB

For the Quarter Ended March 31, 2004

Part I. Financial Information

Item 1. Financial Statements

Calcasieu Real Estate & Oil Co., Inc.

Balance Sheet

Assets

March 31, 2004
Current Assets

Cash and cash equivalents	$557,053
Accounts receivables	297,317
Prepaid income tax and expense	0

Total Current Assets	854,370

Securities Available for Sale	2,127,198

Property and Equipment (less accumulated depreciation of $69,064)	10,840
Timber (less accumulated depletion of $343,459)	507,489
Land	3,887,776

4,406,105

$7,387,673

See accompanying notes

Calcasieu Real Estate & Oil Co., Inc.

Balance Sheet

Liabilities & Stockholders’ Equity

March 31, 2004
Current Liabilities

Trade payables and accrued expenses	$29,782
Dividend payable	136,203
Income taxes payable:
Current	93,814
Deferred	53,154

Total Current Liabilities	312,953

Stockholders’ Equity
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	$72,256
Retained earnings	7,321,048
Accumulated other comprehensive income	56,932

7,450,236

Less cost of treasury stock (157,505 shares)	375,516

7,074,720

$7,387,673

See accompanying notes

Calcasieu Real Estate & Oil Co., Inc.

Statements of Income

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Revenues	$527,737	$450,206

Costs and expenses:
Oil and gas production	34,859	19,345
Agriculture	1,532	2,836
Timber	1,699	7,807
General and administrative	105,910	67,275
Depreciation and depletion	1,841	2,046

	145,841	99,309

Income from operations	381,896	350,897

Other income(expense):
Gain-Sale of land	1,426	0
Interest income	4,065	4,607
Dividends on stock	7,948	7,917

	13,439	12,524

Income before income taxes	395,335	363,421

Federal and state income taxes:
Current	120,290	111,644
Deferred

	120,290	111,644

Net Income	$275,045	$251,777

Per common stock (2004; 1,942,495 shares; 2003; 1,955,044 shares)	$.14	$.13

Dividends per share	$.07	$.05

See accompanying notes

Calcasieu Real Estate & Oil Co., Inc.

Statement of Changes in Cash Flows

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Cash Flows From Operating Activities

Net Income	$275,045	$251,777

Noncash (income) expenses included in net income:
Depreciation and depletion	1,841	2,046
(Gain) on sale of assets	(1,426)
(Increase) decrease in current assets	(26,167)	(84,351)
Increase (decrease) in current liabilities	110,339	46,952

Net cash provided by operating activities	359,632	216,424

Cash Flows From Investing Activities
Proceeds from sale of land	5,454
Purchase of available for sale securities	(202,682)	(498,550)
Sale of available for sale securities		700,657
Purchase of property and equipment	(8,709)	(20,349)

Net cash provided by (used in) investing activities	(205,937)	181,758

Cash Flows From Financing Activities
Dividends paid net of refunds	(123,861)	(195,741)

Net cash (used in) investing activities	(123,861)	(195,741)

Net increase (decrease) in cash and cash equivalents	29,834	202,441

Cash and cash equivalents:
Beginning	527,219	583,327

Ending	$557,053	$785,768

See accompanying notes

Calcasieu Real Estate & Oil Co., Inc.

Statement of Changes in Stockholders’ Equity

Quarter Ended March 31, 2004

	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
Balance, December 2003		$7,169,864	$55,905	$72,256	$375,516

Comprehensive income:
Net income	$275,045	275,045

Other comprehensive income:
Unrealized gains of securities available for sale:
Unrealized holdings gains occurring during period net of taxes of $619	1,027		1,027

Total comprehensive income	$276,072

Dividends		(123,861)

Balance, March 31, 2004		$7,321,048	$56,932	$72,256	$375,516

See accompanying notes

Calcasieu Real Estate & Oil Co., Inc.

Notes to Financial Statements

March 31, 2004

(Unaudited)

Note 1. Basis of Presentation

In the opinion of management, the accompanying balance sheet and related interim statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in accordance with generally accepted accounting principles of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Calcasieu Real Estate & Oil Co., Inc. 2003 Form 10-K.

Note 2. Earnings Per Share

Net income per share of common stock for the interim periods is based on the weighted average number of shares outstanding for each period.

Note 3. Contingencies

There are no material contingencies known to management. The Company does not participate in off balance sheet arrangements.

Note 4. Subsequent Event

Calcasieu Real Estate & Oil Co., Inc. is a one-sixth owner of land on which Unit Petroleum Company has completed four oil and gas wells. Income from these wells is unknown at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue

Revenue for the first quarter of 2004 was $527,737, an increase of $77,531 or 17.2% over the first quarter of 2003. Virtually all of this increase was due to oil and gas operations, which represented 86% of 2004 revenue and 84.1% of 2003 revenue. An increase in agriculture revenue in 2004 over 2003 off set the decline in timber revenue for the same periods. Of the $75,579 increase in oil and gas revenues for the first quarter of 2004 over the first quarter of 2003, $39,321 was from new production at Castor Creek and the balance was due to higher oil and gas prices.

Operating Expenses

Operating expenses increased $46,532 or 46.9% in the first quarter of 2004 compared to the first quarter of 2003. Of this amount, $13,400 was due to an increase in severance taxes on oil and gas due to higher revenues from oil and gas. General and administrative expenses increased $38,635. Of this amount $20,319 was attributable to franchise tax paid in the first quarter of 2004 but not paid until the second quarter of 2003, and $8,000 was due to additional expenses in 2004 for preparing and mailing the proxies and annual report.

Financial Condition

Current assets plus securities available for sale totaled $2,981,568 on March 31, 2004, compared to $2,721,239 on December 31, 2003, and $2,253,736 on March 31, 2003. Current liabilities, which were also total liabilities were $312,953 on March 31, 2004, compared to $201,995 on December 31, 2003, and $176,099 on March 31, 2003. Net current assets plus securities available for sale minus total liabilities were $2,668,615 on March 31, 2004, $2,519,244 on December 31, 2003, and $2,077,637 on March 31, 2003.

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions.

Issues and Uncertainties

This Quarterly Report contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those listed below, which, among others, should be considered in evaluating the Company’s financial outlook.

Revenues from oil and gas provide most of the Company’s income. All of these revenues come from wells operated by other companies from property belonging to Calcasieu Real Estate & Oil Co., Inc. Consequently, these revenues fluctuate due to changes in oil and gas prices and changes in the operations of the other companies.

During the first quarter of 2004, Calcasieu Real Estate & Oil Co., Inc. received its first income from a new field, Castor Creek, developed and operated by Unit Petroleum Company. Unit has drilled and completed four wells. Calcasieu’s ownership in this production varies from 2.083% to 4.167%. The income received in the first quarter was for the first well and was for several months production. We do not yet know how much all four wells will produce for Calcasieu.

Item 4.	Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a -14(c) within 90 days of the filing date of this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Part II. Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on April 15, 2004.

The following proposal was adopted by the margins indicated:

1.	To elect a Board of Directors to hold office until their successors are elected and qualified.

	Number of Shares
	For	Withheld
William D. Blake	1,529,139	3,500
Troy A. Freund	1,532,639	0
Arthur Hollins, III	1,532,639	0
Laura A. Leach	1,532,639	0
Frank O. Pruitt	1,532,639	0
B. James Reaves, III	1,532,639	0
Mary W. Savoy	1,532,639	0
Michael P. Terranova	1,532,639	0
Charles D. Viccellio	1,532,639	0
Mary Leach Werner	1,532,639	0

Item 6.	Exhibits and Reports on Form 8-K

(A)	Exhibits

31.1	Certifications

31.2	Certifications

32.1	Certification Pursuant to 18 U.S.C. Section 1850 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1850 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)	Report of Form 8-K

None filed.

Items 1, 2, 3 and 5 are not applicable and have been omitted.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calcasieu Real Estate & Oil Co., Inc.

Date: April 1, 2004	/s/ William D. Blake
William D. Blake
Vice-President and Treasurer
Chief Financial Officer

/s/ Arthur Hollins III
Arthur Hollins, III
President and Chief Executive Officer