Form 10QSB
period 2004-06-30
CALCASIEU REAL ESTATE & OIL CO INC
filed 2004-08-02
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Issuer’s telephone number 337-494-4256

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The number of shares outstanding of the issuer’s No Par Value common stock as of June 30, 2004 was 1,942,495.

Transitional Small Business Disclosure Format.    Yes  ☐    No  ☒

Calcasieu Real Estate & Oil Co., Inc.

Form 10-QSB

For the Quarter Ended June 30, 2004

Part I. Financial Information

Item 1. Financial Statements

Calcasieu Real Estate & Oil Co., Inc.

Balance Sheet

June 30, 2004

Assets

Current Assets

Cash and cash equivalents	$1,415,665
Accounts receivables	367,868

Total Current Assets	1,783,533

Securities Available for Sale	1,193,266

Property and Equipment (less accumulated depreciation of $69,137)	10,767
Timber (less accumulated depletion of $347,141)	504,817
Land	3,887,776

4,403,360

$7,380,159

See accompanying notes

Calcasieu Real Estate & Oil Co., Inc.

Balance Sheet

June 30, 2004

Liabilities & Stockholders’ Equity

Current Liabilities

Trade payables and accrued expenses	$4,202
Income taxes payable:
Current	34,427
Deferred	28,208

Total Current Liabilities	66,837

Stockholders’ Equity

Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	$72,256
Retained earnings	7,597,167
Accumulated other comprehensive income	19,415

7,688,838
Less cost of treasury stock (157,505 shares)	375,516

7,313,322

$7,380,159

See accompanying notes

Calcasieu Real Estate & Oil Co., Inc.

Statements of Income

	Quarter Ended June 30, 2004	Quarter Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Revenues	$615,085	$363,087	$1,142,822	$813,293

Costs and expenses:
Oil and gas production	32,562	16,276	67,421	35,621
Agriculture	1,016	1,001	2,548	3,837
Timber	6,914	4,549	8,613	12,356
General and administrative	76,641	63,535	182,551	130,810
Depreciation and depletion	3,755	2,330	5,596	4,376

	120,888	87,691	266,729	187,000

Income from operations	494,197	275,396	876,093	626,293

Other income(expense):
Gain-Sale of land			1,426
Interest income	19,944	3,879	24,009	8,486
Dividends on stock	5,371	7,916	13,319	15,833
Gain-Sale of Securities	86,458		86,458

	111,773	11,795	125,212	24,319

Income before income taxes	605,970	287,191	1,001,305	650,612

Federal and state income taxes:
Current	193,877	88,508	314,167	200,152
Deferred

	193,877	88,508	314,167	200,152

Net Income	$412,093	$198,683	$687,138	$450,460

Per common stock (2004; 1,942,495 shares; 2003; 1,952,294 shares)	$.21	$.10	$.35	$.23
Dividends per share	$.07	$.10	$.14	$.15

See accompanying notes

Calcasieu Real Estate & Oil Co., Inc.

Statement of Changes in Cash Flows

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Cash Flows From Operating Activities
Net Income	$687,138	$450,460

Noncash (income) expenses included in net income:
Depreciation and depletion	5,596	4,376
(Gain) on sale of assets	(87,884)
(Increase) decrease in current assets	(96,718)	21,115
Increase (decrease) in current liabilities	(135,158)	6,446

Net cash provided by operating activities	372,974	482,397

Cash Flows From Investing Activities
Proceeds from sale of land	5,454
Purchase of available for sale securities	(1,060,770)	(798,905)
Sale of available for sale securities	1,840,342	701,657
Purchase of property and equipment	(9,719)	(20,265)

Net cash provided by (used in) investing activities	775,307	(117,513)

Cash Flows From Financing Activities
Dividends paid net of refunds	(259,835)	(489,019)
Purchase of treasury stock		(26,380)

Net cash (used in) investing activities	(259,835)	(515,399)

Net increase (decrease) in cash and cash equivalents	888,446	(150,515)

Cash and cash equivalents:
Beginning	527,219	583,327

Ending	$1,415,665	$432,812

See accompanying notes

Calcasieu Real Estate & Oil Co., Inc.

Statement of Changes in Stockholders’ Equity

Six Months Ended June 30, 2004

	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
Balance, December 2003		$7,169,864	$55,905	$72,256	$375,516

Comprehensive income:
Net income first quarter	$275,045	275,045
Other comprehensive income:
Unrealized gains of securities available for sale:
Unrealized holdings gains occurring during quarter net of taxes of $619	1,027		1,027

Total comprehensive income	$276,072

Dividends		(123,861)

Balance, March 31, 2004		$7,321,048	$56,932	$72,256	$375,516

Comprehensive income:
Net income second quarter	$412,093	412,093
Other comprehensive income:
Realized gains on securities sold
Net of taxes of $30,535	(55,923)		(55,923)
Unrealized holdings gains occurring during quarter net of taxes of $12,271	18,406		18,406

Total comprehensive income	$374,576

Dividends		(135,974)

Balance, June 30, 2004		$7,597,167	$19,415	$72,256	$375,516

See accompanying notes

Calcasieu Real Estate & Oil Co., Inc.

Notes to Financial Statements

June 30, 2004

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

Results of Operations

Revenue

Revenue for the six months ended June 30, 2004, was $1,142,822, an increase of $329,529 or 40.5% over the first six months of 2003. Revenue for the quarter ended June 30, 2004, was $615,085, an increase of $251,998 or 69.4% over the second quarter of 2003. Virtually all of this increased revenue was from oil and gas income. Both agriculture income and timber income which together totaled $148,192 were up for the six months ended June 30, 2004, a total of $13,642, or 10.1%, over the six months ended June 30, 2004. New production for 2004 from the Castor Creek field produced revenue of $352,301 for the quarter ended June 30, 2004, and $391,622 for the six months ended June 30, 2004. This accounted for more than the total increase in oil and gas revenues for 2004 over 2003. The income from the North Gordon field was up 9.5% due to higher oil prices. Oil and gas revenue from the Castor Creek field and the North Gordon field represented 67.4% of all revenues for the six months ended June 30, 2004. Other oil and gas production decreased in the current year compared to the prior year while average prices increased.

Operating Expenses

Total operating expenses increased $79,729, or 42.6% for the six months ended June 30, 2004, over the six months ended June 30, 2003. Of this amount $31,800 represented higher oil and gas severance taxes due to greater oil and gas production. General and administrative expenses increased $51,741 in 2004 over 2003. The largest increases represented in this amount were the American Stock Exchange annual fee of $15,000, an increase in insurance of $12,590 and an increase in directors expenses of $8,575. All of the increase in general and administrative expenses for the second quarter of 2004 over the second quarter of 2003 is due to the American Stock Exchange annual fee.

Financial Condition

Current assets plus securities available for sale totaled $2,976,799 on June 30, 2004, compared to $2,128,341 on June 30, 2003. During June, 2004, $1,000,000 of U.S. Securities matured and this amount was not reinvested in U.S. Securities until July, 2004. Current liabilities, which were also total liabilities were $66,837 on June 30, 2004, compared to $44,996 on June 30, 2003.

During the quarter ended June 30, 2004, the Company sold preferred stocks from securities available for sale yielding proceeds of $366,194. These securities were sold because their dividends did not qualify for the federal income tax exclusion and because they would be more adversely affected by interest rate increases. The Company replaced them with common stocks costing $512,974 whose dividends qualified for the exclusion.

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

Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calcasieu Real Estate & Oil Co., Inc.
Date: July 26, 2004	/s/ William D. Blake
William D. Blake
Vice-President and Treasurer
Chief Financial Officer
/s/ Arthur Hollins, III
Arthur Hollins, III
President and
Chief Executive Officer