Form 10QSB
period 2004-09-30
CALCASIEU REAL ESTATE & OIL CO INC
filed 2004-11-08
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number 0-9669

CALCASIEU REAL ESTATE & OIL CO., INC.

(Exact name of small business issuer as specified in its charter)

Louisiana	72-0144530
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Lakeside Plaza, Lake Charles, Louisiana 70601

(Address of principal executive offices)

337-494-4256

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,942,495

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Calcasieu Real Estate & Oil Co., Inc.

Form 10-QSB

For the Quarter Ended September 30, 2004

Part I. Financial Information

Item 1. Financial Statements

Calcasieu Real Estate & Oil Co., Inc.

Balance Sheet

September 30, 2004

Assets

Current Assets

Cash and cash equivalents	$833,959
Accounts receivables	400,008

Total Current Assets	1,233,967

Securities Available for Sale
Common stocks	670,082
U.S. Treasury notes	1,346,401
Corporate bond	200,944

2,217,427

Property and Equipment (less accumulated depreciation of $72,746)	9,051
Timber (less accumulated depletion of $353,710)	502,215
Land	3,887,776

4,399,042

$7,850,436

See accompanying notes

Calcasieu Real Estate & Oil Co., Inc.

Balance Sheet

September 30, 2004

Liabilities & Stockholders’ Equity

Current Liabilities

Trade payables and accrued expenses	$33,965
Income taxes payable:
Current	119,533
Deferred	37,876

Total Current Liabilities	191,374

Stockholders’ Equity

Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	$72,256
Retained earnings	7,928,406
Accumulated other comprehensive income	33,916

8,034,578
Less cost of treasury stock (157,505 shares)	375,516

7,659,062

$7,850,436

See accompanying notes

Calcasieu Real Estate & Oil Co., Inc.

Statements of Income

	Quarter Ended September 30, 2004	Quarter Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Revenues	$810,111	$586,669	$1,952,933	$1,399,962

Costs and expenses:
Oil and gas production	34,197	26,256	101,618	61,877
Agriculture	2,516	6,552	5,064	10,389
Timber	12,350	13,441	20,963	25,797
General and administrative	79,881	70,263	262,432	201,073
Depreciation and depletion	10,178	2,360	15,774	6,736

	139,122	118,872	405,851	305,872

Income from operations	670,989	467,797	1,547,082	1,094,090

Other income(expense):
Gain-Sale of land			1,426
Interest income	15,808	3,830	39,817	12,316
Dividends on stock	5,395	9,286	18,714	25,119
Gain-Sale of Securities			86,458

	21,203	13,116	146,415	37,435

Income before income taxes	692,192	480,913	1,693,497	1,131,525

Federal and state income taxes:
Current	224,976	147,565	539,143	347,717
Deferred

	224,976	147,565	539,143	347,717

Net Income	$467,216	$333,348	$1,154,354	$783,808

Per common stock (2004; 1,942,495 shares; 2003; 1,952,294 shares)	$.24	$.17	$.59	$.40
Dividends per share	$.07	$.07	$.21	$.22

See accompanying notes

Calcasieu Real Estate & Oil Co., Inc.

Statement of Changes in Cash Flows

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Cash Flows From Operating Activities
Net Income	$1,154,354	$783,808
Noncash (income) expenses included in net income:
Depreciation and depletion	15,774	6,736
(Gain) on sale of assets	(87,884)
(Increase) decrease in current assets	(128,858)	(7,122)
Increase (decrease) in current liabilities	4,038	(2,982)

Net cash provided by operating activities	957,424	780,440

Cash Flows From Investing Activities
Proceeds from sale of land	5,454
Purchase of available for sale securities	(2,060,625)	(798,905)
Sale of available for sale securities	1,815,878	1,301,887
Purchase of property, equipment and land	(15,579)	(35,780)

Net cash provided by (used in) investing activities	(254,872)	467,202

Cash Flows From Financing Activities
Dividends paid net of refunds	(395,812)	(625,415)
Purchase of treasury stock		(68,687)

Net cash (used in) financing activities	(395,812)	(694,102)

Net increase (decrease) in cash and cash equivalents	306,740	553,540

Cash and cash equivalents:
Beginning	527,219	583,327

Ending	$833,959	$1,136,867

See accompanying notes

Calcasieu Real Estate & Oil Co., Inc.

Statement of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2004

	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
Balance, December 2003		$7,169,864	$55,905	$72,256	$375,516
Comprehensive income:
Net income first half	$687,138	687,138
Other comprehensive income:
Realized gains of securities sold net taxes of $30,535	(55,923)		(55,923)
Unrealized holdings gains occurring during half net of taxes of $12,890	19,433		19,433

Total comprehensive income	$650,648

Dividends		(259,835)

Balance, June 30, 2004		$7,597,167	$19,415	$72,256	$375,516

Comprehensive income:
Net income third quarter	$467,216	467,216
Other comprehensive income:
Unrealized holdings gains occurring during quarter net of taxes of $9,667	14,501		14,501

Total comprehensive income - quarter	$481,717

Total comprehensive income - nine months	$1,132,365

Dividends		(135,977)

Balance, September 30, 2004		$7,928,406	$33,916	$72,256	$375,516

See accompanying notes

Calcasieu Real Estate & Oil Co., Inc.

Notes to Financial Statements

September 30, 2004

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue

Revenues for the first nine months of 2004 were $552,971 or 39.5% over the corresponding period of 2003. Revenues for third quarter of 2004 were up $223,442 or 38.1% over the third quarter of 2003. Comprising the $552,971 increase in 2004 over 2003 were an increase of $358,676 or 29.8% in oil and gas royalties, an increase of $165,427 or 316.7% in timber sales and an increase of $28,868 or 19.9% in agricultural income. The increase in oil and gas royalties was partially due to higher prices but primarily due to production from the Castor Creek field which began in 2004. The increase in timber sales is primarily due to timing because of the needs of mills in the immediate area. The increase in agricultural income was due to increased right of way money.

Operating Expenses

Operating expenses increased $99,979 or 32.7% for the first nine months of 2004 compared to the first nine months of 2003. Of this amount $39,741 was an increase in oil and gas production expense due entirely to severance taxes which are a percentage of gross oil and gas royalties. General and administrative expenses were $61,359 higher due to $24,263 for accrued property taxes, an increase of $12,130 in insurance, an increase of $10,000 in directors fees, an increase of $8,124 in legal fees and $6,238 higher costs to produce the annual report. Depreciation and depletion were up $9,038 due entirely to higher timber sales.

Net Income

Net income for the nine months ended September 30, 2004 was up $370,546 or 47.3% over the nine months ended September 30, 2003. During 2004 the Company had gain on sale of securities of $86,458 before taxes whereas in 2003 there were none. This made the percentage increase for 2004 larger then it would have been otherwise. The quarter ended September 30, 2004, had net income $133,868 or 40.2% larger than the quarter ended September 30, 2003.

Financial Condition

Current assets plus securities available for sale totaled $3,451,394 on September 30, 2004, compared to $2,254,154 on September 30, 2003. Current liabilities, which were also total liabilities were $191,374 on September 30, 2004, compared to $39,141 on September 30, 2003. The increase in liabilities was primarily due to an increase in current income taxes payable.

In July 2004, the Company purchased a $1,000,000 U.S. Treasury note maturing August, 2005.

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions.

Operations

In July, 2004, Mayne & Mertz, Inc. purchased mineral leases from the Company on its one-half interest in 100 acres and its one-sixth interest in 300 acres all in Jefferson Davis Parish. Said leases give Mayne & Mertz, Inc. three years to drill for oil and gas.

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

Calcasieu Real Estate & Oil Co., Inc.

Date: October 29, 2004	/s/ William D. Blake
William D. Blake
Vice-President and Treasurer
Chief Financial Officer

/s/ Arthur Hollins, III
Arthur Hollins, III
President and
Chief Executive Officer