Form 10KSB
period 2004-12-31
CALCASIEU REAL ESTATE & OIL CO INC
filed 2005-03-16
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file Number 0-9669

CALCASIEU REAL ESTATE AND OIL CO., INC.

(Exact Name of registrant as specified in its charter)

Louisiana	72-0144530
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Lakeside Plaza, Lake Charles, Louisiana	70601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (337) 494-4256

Securities registered pursuant to Section 12(b) of the Act:

Common Stock with no par value	American Stock Exchange
(Title of each class)	(Name of exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12-b2 of the Act).    Yes  ☐    No  ☑

As of December 31, 2004, the aggregate market value of the common equity held by non-affiliates (based on the closing price on the American Stock Exchange on December 31, 2004) was approximately $17,185,282.

The dollar amount of revenues for fiscal year ended December 31, 2004, was $2,720,258.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. Common Stock, No Par Value, 1,942,495 shares outstanding at March 11, 2005.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement prepared in connection with the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 9, 10, 11, 12 and 13 of this Annual Report on Form 10-KSB.

PART I

Item 1. BUSINESS

General Description

Calcasieu Real Estate & Oil Co., Inc. is a Louisiana corporation organized in 1930 to receive non-producing mineral royalties spun off by a Southwest Louisiana bank. Over the years as some of the royalties yielded oil and gas income the Company used the proceeds to purchase land. The Company is headquartered in Lake Charles, Louisiana, and all of its land and minerals are located in Southwest Louisiana. The Company owns and operates real estate holdings that produce income from oil and gas royalties, timber sales and agriculture rents.

The Company’s shares are listed on the American Stock Exchange. As of March 11, 2005, there were 1,942,495 shares outstanding. The trading symbol is CKX. The Company has revenues less than $25,000,000 and its public float in 2004 was less than $25,000,000 consequently the Company is a small business under the Securities Exchange Commission regulations.

As a reporting company, Calcasieu is subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and accordingly files its annual report on Form 10-KSB, quarterly reports on 10-QSB, current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information on the Public Relations Room. As an electronic filer, Calcasieu’s public filings are maintained on the SEC’s Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov.

Operations

The Company owns some acreage in total and some acreage in an undivided interest. The acreage owned in total is managed by the Company’s officers and the remaining acreage is managed as an entity along with the other owners of undivided interests by an entity known as Walker Louisiana Properties. The Company also owns mineral interests where it does not own the surface. The largest source of income is oil and gas royalties from the Company’s land and mineral holdings. The next largest sources are timber sales from the Company’s land and agriculture rents. The Company does not consider itself to be in oil and gas producing activities in as much as: (1) it does not search for crude oil or natural gas in their natural states; (2) it does not acquire property for the purpose of exploration or the removing of oil and gas; and (3) it is not involved in construction, drilling and production activities necessary to retrieve oil and gas.

Oil and gas royalties are paid by the operators who own the wells. Timber income is paid by the highest bidder of the timber. There are several mills in the immediate area who compete for timber. All of the agriculture income comes from tenants who pay annual cash rents. The prices paid for oil, gas and timber depend on national and international market conditions.

We do not separate financial information in the enclosed financial statements by segments because neither agriculture nor timber produce as much as 15% of total receipts.

Employees

The Company has four employees, all of whom are part-time. They are the three officers and one clerical person. The Company is subject to no union contracts nor does the Company have any hospitalization, pension, profit sharing, option or deferred compensation programs. Walker Louisiana Properties has five full-time employees and the Company pays one-sixth of their payroll costs. One employee of Walker is devoted full-time to agriculture and one employee of Walker is devoted full-time to timber.

Customers

The Company’s customers are those who have mineral leases on the Company’s property or purchase the timber in competitive bids or execute farming leases. The largest customers are the oil and gas operators under the mineral leases. The Company had two operators who paid oil and gas royalties to the Company in excess of 10% of the Company’s total revenues. In 2004 income from Cox & Perkins accounted for 34% of revenues and income from Unit Petroleum Company accounted for 15% of revenues. All income is derived from domestic customers. The income from Cox & Perkins is for the Company’s 13% interest in an oil and gas unit or 3.345% net royalty for one well. The income from Unit Petroleum Company is for the Company’s one-sixth royalty interest in four wells in the Castor Creek field. The net royalty is 4.167% net for the three wells and 2.083 net royalty on one well.

Environmental and Other Governmental Regulations

The operators of the wells are responsible for complying with environmental and other governmental regulations. However, should an operator abandon a well located on Company land, without following prescribed procedure, the land owners could possibly be held responsible. The Company does not believe this would have a material effect on its financial condition.

Item 2. PROPERTIES

The Company owns a total of 13,799 net acres in the Parishes of Allen, Beauregard, Calcasieu, Cameron, Jefferson Davis, LaFourche, Sabine, St. Landry and Vermilion in Louisiana. Most of the

acreage is in Southwest Louisiana within 65 miles of the City of Lake Charles. Much of this land is owned in an undivided interest. Ownership is as follows:

100% Ownership	7,053 acres
40% Ownership of 1,748 acres with Walker Louisiana Properties	699 acres
50% Ownership of 440 acres with Prairie Land Company	220 acres
16.667% Ownership of 34,963 acres comprising Walker Louisiana Properties	5,827 acres

In addition the Company owns a mineral interest in net 237 acres of 5,907 gross acres of land owned by others. Under Louisiana law these minerals will prescribe if ten years pass without mineral activity. Of these acres there are 2,872 gross acres currently producing.

Of the total net 13,799 acres, timberland comprises 6,281 acres, 6528 acres are agricultural land. 741 acres are marsh land and 249 acres represents the Company’s one-sixth interest in property contiguous to the city limits of Lake Charles which is future subdivision land.

The table below shows, for the years ended December 31, 2004, December 31, 2003, and December 31, 2002, the Company’s net gas produced in thousands of cubit feet (MCF) and net oil produced in barrels (Bbl) and average sales prices relating to oil and gas attributable to the royalty interests of the Company.

	Year Ended 12/31/04	Year Ended 12/31/03	Year Ended 12/31/02
Net gas produced (MCF)	159,889	153,046	112,492
Average gas sales price (per MCF) 1	$5.91	$5.11	$3.08
Net oil produced (Bbl) 2	28,265	25,618	22,194
Average oil sales price (per Bbl) 1	$39.37	$30.04	$24.39

1.	Before deduction of production and severance taxes.

2.	Excludes plant products.

Item 3. LEGAL PROCEEDINGS

The Company owns a 5.56% undivided interest in 104 acres in Calcasieu Parish and a co-owner has sued for partition. This action is beneficial to the Company. With this exception the Company was not involved in any legal proceedings as of December 31, 2004.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is traded on the American Stock Exchange under the trading symbol CKX since its listing on December 8, 2003. Prior to the listing there was no established public trading market for the Common Stock and there had been only limited and sporadic trading in the Common Stock, principally among its shareholders. On March 12, 2005, there were approximately 665 stockholders of record. The Company believes that there are approximately 846 beneficial owners of its Common Stock. There were no sales of unregistered securities of the Company and no purchases of equity securities of the Company during 2004 by the Company. The following table sets forth the high and low sales prices for the Common Stock by quarter during 2004 and 2003

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock price per share 2004 high	$9.25	$10.00	$8.50	$10.20
low	$7.20	$8.00	$8.00	$8.00

Common stock price per share 2003 high	$7.00	$5.70	$6.05	$7.40
low	$5.00	$4.75	$5.00	$5.50

The Company has paid cash dividends since 1990. The Company is currently paying a quarterly dividend of 7¢ per share and intends to maintain quarterly dividends. A summary of cash dividends is set forth in the table on page 37 of this Annual Report on Form 10-KSB

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

Calcasieu Real Estate & Oil Co., Inc. owns and manages land in Southwest Louisiana. Since its inception in 1930 its principal income has come from oil and gas royalties. These royalties are paid by others who have drilled wells on land either owned in whole or in part by the Company or on land where the Company owns an interest in the mineral rights but not the surface. The Company does not engage in exploration, development or production activities.

The Company also rents agricultural land to rice farmers and raises trees on its timber lands. The agricultural leases are year to year for cash rents calculated on a per acre basis. When timber tracts are ready for cutting, the tracts are marked, bids taken and timber deeds are executed. After timber is sold we contract to have the tracts replanted.

The Company’s income will fluctuate with changes in market prices for oil and gas, timber and rice. Since our oil and gas is a depleting asset future income will depend on others finding new discoveries on our holdings. Oil and gas prices are the primary incentive for new exploration. Technology also affects the potential for new discoveries. Most of our royalties come from small discoveries which are a consequence of 3-D seismic technology.

In order to provide sources of future income the Company is always looking to purchase additional land in our immediate area provided it can be used for agriculture or timber and has mineral potential.

Results of Operations

Calendar 2004 Compared to Calendar 2003

Revenues for 2004 were $2,720,258 an increase of 28.9% compared with revenues of $2,111,141 reported for 2003. Oil and gas revenues increased $497,212 or 27.7% in 2004 over 2003. Oil production and gas production and average prices have increased each of the past three years. Shown below are the six largest sources of oil and gas income in 2004 together with the Company’s shares of oil, gas and income. Together they accounted for 80.7% of the Company’s total oil and gas revenues. Also shown is the same information for 2003 for these properties.

Field	Wells	Bbl. Oil	Gas MCF	Royalty Income
2004
South Gordon	1	16,477	28,798	$925,713
Castor Creek	4	2,168	48,978	406,300
Vinton	3	6,101		242,718
South Jennings	8	295	21,381	143,039
Northwest Vinton	3	787	7,064	73,698
Lakeside	1	180	8,050	59,587

Totals		26,008	114,271	$1,851,055

2003
South Gordon	1	15,810	27,113	$698,705
Castor Creek	1	5	283	1,822
Vinton	3	4,850		149,362
South Jennings	8		23,852	152,131
Northwest Vinton	1	111	5,173	34,820
Lakeside	1	352	16,172	110,722

Totals		21,128	72,593	$1,147,562

The largest increase was the Castor Creek Field production. In 2003 the first well had only begun production and the 2004 production doesn’t reflect full year production for all four wells. South Gordon Field had slightly more production and benefited from increased oil prices. The Vinton Field had greater production in 2004 but is expected to decline sharply in 2005 and 2006. The South Jennings Field has been producing from multiple sands since 1940. Production should continue on a declining basis for 8 to

10 years. The Northwest Vinton Field had two new wells completed in 2004 accounting for the increased production. The Lakeside Field well decreased 50% in 2004 from 2003 and will continue to decrease. There is an additional sand above the current production which might be added in the future. The remaining oil and gas income of the Company comes from a number of small interests in old wells. Their production in 2004 decreased almost 50% from the production in 2003.

Timber revenues in 2004 were $117,662 higher than 2003 or 86.7%. Farm revenues in 2004 were $5,757 lower than in 2003 or 3.2%. Timber revenues were higher due to a 34.6% increase in timber prices and a larger volume of sales.

Oil and gas expenses were lower in 2004 than 2003 due to a $77,816 write off in 2003. Administrative expenses were up $36,546 or 12.3% due to higher insurance expense, legal fees, salaries and director fees. The director fees per meeting didn’t change but there was one additional director and more meetings.

Outlook for Calendar 2005

Oil and gas production in 2005 should equal or exceed the production in 2004. We expect production from the South Gordon well to remain steady. Production from the Castor Creek field should increase as we will have the benefit of a full year for all four wells. Production from Northwest Vinton should also increase as we will have a full year’s production from three wells. Production from other fields and wells is expected to decline. If oil and gas prices average as high in 2005 as the 2004 average, oil and gas revenues should equal or exceed 2004 in 2005.

The Company is a party to ten undrilled mineral leases on 1,271.33 acres. The Company’s interest is a net 264.2 acres. Should wells be drilled and completed on any of these leases it will increase the Company’s oil and gas revenues.

Timber income is expected to remain approximately the same in 2005 as 2004 provided timber prices don’t decrease. Agriculture income should also remain about the same.

The Calcasieu Parish School Board is considering building magnet junior and senior high schools for the Parish. This would be subject to voter approval. Walker Louisiana Properties has offered to donate 35 acres for the project. If the schools are built on Walker Louisiana Properties land it would open up approximately 1,200 acres to residential development. Your Company owns a one-sixth undivided interest in this acreage.

Liquidity and Capital Resources

The Company has no long-term liabilities, contingencies or off balance sheet liabilities. The only material current liability at December 31, 2004, was the dividend on our common stock declared in

December and paid in January. Additional sources of liquidity are the Company’s securities available-for-sale and a bank line of credit for $1,000,000.

There are no current plans for capital expenditures. However, the Company is always looking to purchase additional land provided it meets the Company’s criteria.

In the opinion of management, cash flow from operations, investments and the line of credit are adequate for projected operation, possible land purchases and continuation of the regular cash dividend.

Critical Accounting Policies

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

Forward Looking Statements

Certain matters contained in this report are forward-looking statements including, without limitation, the information contained under the heading “Outlook for Calendar 2005” in Item 7 of this report. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information may be obtained by reviewing the information set forth below under “Significant Risk Factors” and information contained in the Company’s reports filed from time to time with the SEC.

Item 6A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Significant Risk Factors

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

Commodity Prices

All of the Company’s operating income comes from the sale of commodities produced from its real estate; oil and gas, forest products, agriculture products. Fluctuations in these commodity prices will directly impact net income. In 2004 average gas prices were 15.7% higher than the average in 2003 and average oil prices were 31.1% higher in 2004 than in 2003. Should average oil and gas prices in 2005 revert to the 2003 averages, net income would decline approximately 15%.

Interest Rate Risks

The Company has no direct exposure to changes in foreign currency exchange rates and minimal direct exposure to interest rates. The Company has an unsecured line of credit with Bank One at their prime rate, but the Company hasn’t utilized this line and has no current plans to do so.

Item 7. FINANCIAL STATEMENTS

All financial statements required by Item 310(a) of Regulation S-B are listed in the Table of Contents to Financial Statements and Supplemental Schedules appearing immediately after the signature page of this Form 10-KSB and are included herein by reference.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 9 as to directors and nominees for directors is included in the Registrant’s definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 and is incorporated herein by reference.

Executive officers of Registrant as of February, 2004, are as follows:

Name	Age	Position with Registrant
Arthur Hollins, III	74	President & Director
William D. Blake	72	Vice President, Treasurer and Director
Charles D. Viccellio	71	Vice President, Secretary and Director

The occupations of such executive officers during the last five years and other principal affiliations are:

Name
Arthur Hollins, III	Director of the Company since 1975; President of the Company since 1979; Chairman of the Board and President of the First National Bank of Lake Charles from 1968 to 1998; President of Bank One, Southwest Louisiana, from 1998 to April, 1999.

William D. Blake	Director of the Company since 1966; Secretary-Treasurer of the Company from 1966-1979; Vice-President and Treasurer of the Company since 1979; President of Lacassane Co., Inc. and Howell Industries, Inc.

Charles D. Viccellio	Vice-President and Secretary of the Company since 1997 and Director of the Company since 1996; partner in the law firm of Stockwell, Sievert, Viccellio, Clements & Shaddock, LLP.

There are no family relationships between any of our directors (except Mrs. Leach and Mrs. Werner are mother and daughter) and executive officers or any arrangement or understanding between any of our executive officers and any other person pursuant to which any executive officer was appointed to his office.

The Company has adopted a Code of Ethics that applies to officers, directors and employees. A copy of the code of ethics will be provided by writing the President at P.O. Box 899, Lake Charles, Louisiana 70602.

Item 10. EXECUTIVE COMPENSATION

The information required by Item 10 is included in the Registrant’s definitive proxy statement to be filed pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and is incorporated herein by reference.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 11 is included in the Registrant’s definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 and is incorporated herein by reference.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 12 is included in the Registrant’s definitive proxy statement to be filed pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and is incorporated herein by reference.

Item 13.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information required by Item 13 is included in the Registrant’s definitive proxy statement to be filed pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and is incorporated herein by reference.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

A-1. Financial Statements

The financial statements of Calcasieu Real Estate & Oil Co., Inc. filed as part of this Annual Report on Form 10-KSB are indexed at page 18.

A-3.	List of Exhibits

3.1	Restated/Articles of Incorporation of the Registrant is incorporated by reference to Exhibit (3)-1 to Form 10 filed April 29, 1981.

3.2	Amendment to Articles of Incorporation of the Registrant is incorporated by reference to Exhibit (3.2) to Form 10-K for year ended December 31, 2003.

3.3	By-Laws of the Registrant are incorporated by reference to Exhibit (3.3) to Form 10-K for year ended December 31, 2003.

23.1	Consent of McElroy, Quirk & Burch filed herewith.

31.1	Certification of Arthur Hollins, III, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of William D. Blake, Vice-President and Treasurer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of Arthur Hollins, III, President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of William D. Blake, Vice-President and Treasurer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

B-2	Reports on Form 8-K.

On December 10, 2004, we filed a Current Report on Form 8-K announcing that the Board of Directors agreed to submit a proposal to its stockholders at the annual meeting to change the name of the Company to CKX Lands, Inc.

On January 13, 2005, we filed a Current Report on Form 8-K containing a press release correcting erroneous information about the Company on the internet.

On March 11, 2005, we filed a Current Report on Form 8-K containing a press release correcting erroneous information about the Company.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2005

CALCASIEU REAL ESTATE AND OIL CO., INC.

BY:	/s/ William D. Blake

	Name:	William D. Blake
	Title:	Vice-President & Treasurer, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with regard to Calcasieu Real Estate and Oil Co., Inc. on March 11, 2005.

/s/ Arthur Hollins, III Arthur Hollins, III	President (Chief Executive Officer and Director)

/s/ William D. Blake William D. Blake	Vice President & Treasurer (Principal Financial Officer and Director)

/s/ Charles D. Viccellio Charles D. Viccellio	Vice President & Secretary, (Director)

/s/ Troy A. Freund Troy A. Freund	Director

/s/ Laura A. Leach Laura A. Leach	Director

/s/ Frank O. Pruitt Frank O. Pruitt	Director

/s/ B. James Reaves, III B. James Reaves, III	Director

/s/ Mary W. Savoy Mary W. Savoy	Director

/s/ Michael P. Terranova Michael P. Terranova	Director

/s/ Mary L. Werner Mary L. Werner	Director

CALCASIEU REAL ESTATE & OIL CO., INC.

Lake Charles, Louisiana

C O N T E N T S

SCHEDULE OMITTED

Schedules, other than those listed above, have been omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors

Calcasieu Real Estate & Oil Co., Inc.

Lake Charles, Louisiana

We have audited the accompanying balance sheets of Calcasieu Real Estate & Oil Co., Inc. as of December 31, 2004 and 2003, and the related statements of income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Calcasieu Real Estate & Oil Co., Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

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

Lake Charles, Louisiana

March 4, 2005

Members American Institute of Certified Public Accountants • Society of Louisiana Certified Public Accountants

CALCASIEU REAL ESTATE & OIL CO., INC.

BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,214,405	$527,219
Accounts receivable	330,636	239,815
Prepaid income taxes	—	26,475
Prepaid expense and other	20,065	4,860

Total current assets	1,565,106	798,369

SECURITIES AVAILABLE-FOR-SALE	2,242,683	1,922,870

PROPERTY AND EQUIPMENT (less accumulated depreciation, depletion and amortization of $65,351 in 2004 and $67,223 in 2003)	11,970	12,680
Timber (less accumulated depletion of $377,187 in 2004 and $343,459 in 2003)	475,755	498,975
Land	3,887,776	3,891,610

	4,375,501	4,403,265

	$8,183,290	$7,124,504

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade payables and accrued expenses	$9,424	$13,256
Dividends payable	135,975	136,204
Income taxes payable:
Current	2,948	—
Deferred, net	66,920	52,535

Total current liabilities	215,267	201,995

STOCKHOLDERS’ EQUITY
Common stock, no par value; 3,000,000 shares authorized; 2,100,000 shares issued	72,256	72,256
Retained earnings	8,220,502	7,169,864
Accumulated other comprehensive income	50,781	55,905

	8,343,539	7,298,025
Less cost of treasury stock (2004 157,505 shares and 2003 157,505 shares)	375,516	375,516

	7,968,023	6,922,509

	$8,183,290	$7,124,504

See Notes to Financial Statements.

CALCASIEU REAL ESTATE & OIL CO., INC.

STATEMENTS OF INCOME

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Revenues	$2,720,258	$2,111,141	$1,454,498

Costs and expenses:
Oil and gas production	169,068	203,183	102,654
Agricultural	5,511	13,278	10,515
Timber	28,529	39,014	40,741
General and administrative	332,841	296,295	245,786
Depreciation, depletion and amortization	38,900	34,403	38,886

	574,849	586,173	438,582

Income from operations	2,145,409	1,524,968	1,015,916

Other income (expense):
Interest income	59,690	10,647	23,760
Dividends on stock	15,871	36,604	27,595
Realized gain on sale of investments in available-for-sale securities	87,458	5,187	—
Gain on sale of assets	15	3,931	2,167

	163,034	56,369	53,522

Income before income taxes	2,308,443	1,581,337	1,069,438

Federal and state income taxes:
Current	712,428	486,474	330,063
Deferred	19,709	1,858	2,807

	732,137	488,332	332,870

Net income (per common share) - 2004 $.81; 2003 $.56; 2002 $.38	$1,576,306	$1,093,005	$736,568

See Notes to Financial Statements.

CALCASIEU REAL ESTATE & OIL CO., INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004, 2003 and 2002

	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
Balance, January 1, 2002	$—	$6,387,579	$26,059	$72,256	$306,829

Comprehensive income:
Net income	736,568	736,568	—	—	—

Other comprehensive income:
Unrealized gains on securities available for sale:
Unrealized holding gains occurring during period net of taxes of $6,330	(9,496)	—	—	—	—

Other comprehensive income, net of tax	(9,496)	—	(9,496)	—	—

Total comprehensive income	$727,072	—	—	—	—

Dividends		(481,410)	—	—	—

Balance, December 31, 2002		6,642,737	16,563	72,256	306,829

Comprehensive income:
Net income	$1,093,005	1,093,005	—	—	—

Other comprehensive income:
Unrealized gains on securities available for sale:
Unrealized holding gains occurring during period net of taxes of $37,269	42,454	—	—	—	—
Less reclassification adjustments for gains included in net income, net of taxes of $2,075	(3,112)	—	—	—	—

Other comprehensive income, net of tax	39,342	—	39,342	—	—

Total comprehensive income	$1,132,347	—	—	—	—

Purchase of treasury stock		—	—	—	68,687
Dividends		(565,878)	—	—	—

(continued on next page)

CALCASIEU REAL ESTATE & OIL CO., INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004, 2003 and 2002

(Continued)

	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
Balance, December 31, 2003		7,169,864	55,905	72,256	375,516
Comprehensive income:
Net income	$1,576,306	1,576,306	—	—	—
Other comprehensive income:
Unrealized gains on securities available for sale:
Unrealized holding gains occurring during period net of taxes of $31,567	47,351	—	—	—	—
Less reclassification adjustments for gains included in net income, net of taxes of $34,983	(52,475)	—	—	—	—

Other comprehensive income, net of tax	(5,124)	—	(5,124)	—	—

Total comprehensive income	$1,571,182

Purchase of treasury stock		—	—	—	—
Dividends		(525,668)	—	—	—

Balance, December 31, 2004		$8,220,502	$50,781	$72,256	$375,516

See Notes to Financial Statements.

CALCASIEU REAL ESTATE & OIL CO., INC.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,576,306	$1,093,005	$736,568
Noncash (income) expenses included in net income:
Depreciation, depletion and amortization	38,900	34,403	38,886
Realized (gains) on sale of available-for-sale securities	(87,458)	(5,187)	—
(Gain) on sale of assets	(15)	(3,799)	(2,572)
Loss on asset retirement	3,304	77,215	375
Deferred income tax	19,709	1,858	2,807
Change in assets and liabilities:
(Increase) in trade accounts and other receivables	(90,822)	(87,442)	(58,625)
Decrease in inventory	—	10,125	917
Decrease in prepaid income taxes	26,475	34,638	110,030
(Increase) in prepaid expenses	(15,205)	(1,180)	(371)
Increase (decrease) in trade payables	(3,831)	4,393	2,895
Increase in income taxes payable	2,948	—	—

Net cash provided by operating activities	1,470,311	1,158,029	830,910

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from rights of way	—	3,000	—
Proceeds from sale of timber and land	5,454	16,858	4,655
Available-for-sale securities:
Purchases	(2,065,760)	(2,143,912)	(1,692,887)
Sales	1,822,955	1,654,000	700,000
Purchase of land, property and equipment	(19,877)	(49,980)	(197,025)

Net cash provided by (used in) investing activities	(257,228)	(520,034)	(1,185,257)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid, net of refunds	(525,897)	(625,416)	(481,410)
Payments to acquire treasury stock	—	(68,687)	—

Net cash (used in) financing activities	(525,897)	(694,103)	(481,410)

Net increase (decrease) in cash and cash equivalents	687,186	(56,108)	(835,757)
Cash and cash equivalents:
Beginning	527,219	583,327	1,419,084

Ending	$1,214,405	$527,219	$583,327

(continued on next page)

CALCASIEU REAL ESTATE & OIL CO., INC.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003 and 2002

(Continued)

	2004	2003	2002
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$—	$—	$—
Income taxes	683,004	404,548	238,120

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Net change in unrealized and realized gains on available-for-sale securities	(5,124)	39,342	(9,496)

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

Under the accounting policies provided for investments classified as held available-for-sale, all such debt securities and equity securities that have readily determinable fair value shall be measured at fair value in the balance sheet. Unrealized holding gains and losses for available-for-sale securities shall be excluded from earnings and reported as a net amount (net of income taxes) as a separate component of retained earnings until realized. Realized gains and losses on available-for-sale securities are included in income. The cost of securities sold is based on the specific identification method. Interest on debt securities is recognized in income as earned, and dividends on marketable equity securities are recognized in income when declared.

Declines in the fair value of available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Note 2. Securities Available-for-Sale

Debt and equity securities have been classified in the balance sheet according to management’s intent in the noncurrent asset sections under the headings securities available-for-sale. The carrying amount of securities and their approximate fair values at December 31, 2004 and 2003 follow:

	Gross Amortized Cost	Gross Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2004

Available-for-sale securities:
Equity securities	$612,712	$94,909	$8,452	$699,169
Corporate bonds	200,003	785	—	200,788
US government securities	1,347,645	—	4,919	1,342,726

	$2,160,360	$95,694	$13,371	$2,242,683

December 31, 2003

Available-for-sale securities:
Equity securities	$155,861	$46,689	$—	$202,550
Preferred equity securities	329,373	46,887	—	376,260
US government securities (maturing within one year)	1,344,861	—	801	1,344,060

	$1,830,095	$93,576	$801	$1,922,870

Gross realized gains and gross realized losses on sales of available-for-sale securities during 2004 and 2003 are presented below. There were no gross realized gains and gross realized losses on sales of available-for-sale securities during 2002.

2004	Gains	Losses
Gross realized gains:
Equity securities	$37,820	$—
Preferred equity securities	49,638	—

	$87,458	$—

2003	Gains	Losses
Gross realized gains:
Preferred equity securities	$5,187	$—

Information pertaining to available-for-sale securities with gross unrealized losses at December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or More
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Equity securities	$26,890	$8,452	$—	$—
US government securities	1,342,727	4,919	—	—

	$1,369,617	$13,371	$—	$—

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issues, and (3) the intent and ability of the Company to retain its investment in the issues for a period of time sufficient to allow for any anticipated recovery in fair value.

The securities are considered not other-than-temporarily impaired because of the short period of time the fair value has been less than cost and the Company has the intent and ability to retain its investments for a period of time sufficient to allow for anticipated recovery of fair value.

The following table shows scheduled maturities of securities (other than equity securities) available-for-sale at December 31, 2004:

Years Ending	Fair Value
2005	$996,090
2006	346,636
2007	—
2008	—
2009	—
Thereafter	200,788

$1,543,514

Note 3. Oil and Gas Properties

Results of operations for oil and gas producing activities at December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Gross revenues:
Royalty interests	$2,291,804	$1,793,639	$1,096,175
Working interests	853	1,806	22,573

	2,292,657	1,795,445	1,118,748

Less:
Production costs	169,068	203,183	102,654

Results before income tax expenses	2,123,589	1,592,262	1,016,094
Income tax expenses	672,581	484,950	316,266

Results of operations from producing activities (excluding corporate overhead)	$1,451,008	$1,107,312	$699,828

Costs incurred in oil and gas activities:

There were no major costs, with the exception of severance taxes, incurred in connection with the Company’s oil and gas operations (which are conducted entirely within the United States) at December 31, 2004, 2003 and 2002.

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

Note 4. Income Taxes

The Company files federal income tax returns on a calendar year basis.

The net deferred tax liability in the accompanying balance sheet includes the following components at December 31, 2004 and 2003:

	2004	2003
Deferred tax assets	$230	$720
Deferred tax liabilities	(34,556)	(15,337)
Deferred tax liabilities on unrealized appreciation of securities available for sale	(32,594)	(37,918)

Net deferred tax liability	$(66,920)	$(52,535)

A reconciliation between income taxes, computed by applying statutory tax rates to income before income taxes and income taxes provided at December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Tax at statutory rates	$784,871	$537,655	$363,609
Tax effect of the following:
Statutory depletion	(110,549)	(86,281)	(52,480)
Dividend exclusion	(3,777)	(1,673)	(6,567)
State income tax	58,607	39,240	26,756
Investment tax credit	—	(1,000)	(1,000)
Other	2,985	391	2,552

	$732,137	$488,332	$332,870

Deferred income taxes result from timing differences in the recognition of revenue and expenses for tax and financial statement purposes. The effect of these timing differences at December 31, 2004 and 2003 is as follows:

	2004	2003
Conversion of investment from tax cash basis to accrual basis for financial reporting	$(33,726)	$(14,205)
Excess of depreciation and depletion expensed for tax purposes (under) amount expensed for financial statement purposes	(600)	(412)
Unrealized gain on marketable securities	(32,594)	(37,918)

	$(66,920)	$(52,535)

Note 5. Line of Credit

As of December 31, 2004, the Company had available an unsecured line of credit in the amount of $1,000,000. The balance on this line of credit was $-0- at December 31, 2004 and 2003.

Note 6. Company Operations

The Company’s operations are classified into one principal operating segment which is located in the United States: oil and gas properties. The Company’s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

Following is a summary of segmented information for 2004, 2003 and 2002:

	2004	2003	2002
REVENUES
Oil and gas properties	$2,292,657	$1,795,445	$1,118,748
All other segments	427,601	315,696	335,750

	$2,720,258	$2,111,141	$1,454,498

COSTS AND EXPENSES
Oil and gas properties	$448,654	$455,034	$291,909
All other segments	126,195	131,139	146,673

	$574,849	$586,173	$438,582

INCOME FROM OPERATIONS
Oil and gas properties	$1,844,003	$1,340,411	$826,839
All other segments	301,406	184,557	189,077

	2,145,409	1,524,968	1,015,916
OTHER INCOME (EXPENSE)	163,034	56,369	53,522

INCOME BEFORE INCOME TAXES	$2,308,443	$1,581,337	$1,069,438

IDENTIFIABLE ASSETS
Oil and gas properties	$171,217	$126,971	$112,526
All other segments	8,012,073	6,997,533	6,540,176

TOTAL ASSETS	$8,183,290	$7,124,504	$6,652,702

	2004	2003	2002
CAPITAL EXPENDITURES
Oil and gas properties	$—	$—	$—
All other segments	22,792	43,614	191,766

	$22,792	$43,614	$191,766

DEPRECIATION, DEPLETION AND AMORTIZATION
Oil and gas properties	$—	$—	$—
All other segments	38,900	34,403	38,886

	$38,900	$34,403	$38,886

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

The following summarizes major customer information at December 31, 2004, 2003 and 2002 from oil and gas revenues:

	Sales to Purchaser as a Percentage of Total Revenues
Purchaser	2004	2003	2002
Cox and Perkins	34%	41%	41%
Kerr-McGee	13%
Unit Petroleum	15%

Note 7. Related Party Transactions

In 1990, the Company purchased interests in properties managed by Walker Louisiana Properties (WLP), such properties being subject to a management agreement.

Note 8. Supplementary Income Statement Information

Taxes, other than income taxes, of $238,215, $195,687 and $138,451, were charged to expense during 2004, 2003 and 2002, respectively.

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

Securities available-for-sale:

Debt and equity securities were valued at fair value, which equals quoted market price.

The estimated fair value of the Company’s financial instruments at December 31, 2004 and 2003 are as follows. Amounts are presented in thousands.

	2004		2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$1,214	$1,214	$527	$527
Securities available for sale	2,243	2,243	1,923	1,923

	$3,457	$3,457	$2,450	$2,450

CALCASIEU REAL ESTATE & OIL CO., INC.

PROPERTY, PLANT AND EQUIPMENT

Years Ended December 31, 2004, 2003 and 1999

	Balance, Beginning of Period	Additions	Adjustments and Retirements	Balance, End of Period
2004
Other property:
Buildings and equipment	$79,904	$7,785	$10,368	$77,321
Timber	842,434	13,812	3,304	852,942
Land	3,891,610	1,195	5,029	3,887,776

	$4,813,948	$22,792	$18,701	$4,818,039

2003
Oil and gas properties-proved	$456,751	$—	$456,751	$—

Other property:
Buildings and equipment	83,718	—	3,814	79,904
Timber	798,820	43,614	—	842,434
Land	3,904,851	—	13,241	3,891,610

	$5,244,140	$43,614	$473,806	$4,813,948

2002
Oil and gas properties-proved	$456,751	$—	$—	$456,751

Other property:
Buildings and equipment	86,825	6,999	10,106	83,718
Timber	779,912	18,908	—	798,820
Land	3,738,992	165,859	—	3,904,851

	$5,062,480	$191,766	$10,106	$5,244,140

CALCASIEU REAL ESTATE & OIL CO., INC.

ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

Years Ended December 31, 2004, 2003 and 2002

	Balance, Beginning of Period	Additions	Adjustments and Retirements	Balance, End of Period
2004

Other property:
Buildings and equipment	$67,224	$5,172	$7,045	$65,351
Timber	343,459	33,728	—	377,187

	$410,683	$38,900	$7,045	$442,538

2003
Oil and gas properties-proved	$379,535	$—	$379,535	$—

Other property:
Buildings and equipment	68,985	5,603	7,364	67,224
Timber	314,659	28,800	—	343,459

	$763,179	$34,403	$386,899	$410,683

2002
Oil and gas properties-proved	$379,535	$—	$—	$379,535

Other property:
Buildings and equipment	69,999	5,570	6,584	68,985
Timber	281,343	33,316	—	314,659

	$730,877	$38,886	$6,584	$763,179

CALCASIEU REAL ESTATE & OIL CO., INC.

QUARTERLY FINANCIAL DATA

(UNAUDITED)

Amounts in thousands, except per share:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenues:
2004	$528	$615	$810	$767	$2,720
2003	450	363	587	711	2,111

Operating income:
2004	382	494	670	599	2,145
2003	351	275	468	431	1,525

Net income:
2004	275	412	467	422	1,576
2003	252	199	333	309	1,093

Net income per share:
2004	14	21	24	22	81
2003	13	10	17	16	56

Cash dividends per share:
2004	.07	.07	.07	.07	.28
2003	.05	.10	.07	.07	.29

Shares outstanding:
2004	1,945	1,945	1,945	1,945	1,945
2003	1,955	1,952	1,945	1,945	1,945