Form 10KSB/A
period 2004-12-31
CALCASIEU REAL ESTATE & OIL CO INC
filed 2005-04-14
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB/A

Amendment No. 1

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

EXPLANATORY NOTE

This amended Form 10-KSB is being filed to correct certain information in the notes to the financial statements contained in Part II, Item 7.

PART II

Item 7. FINANCIAL STATEMENTS

CALCASIEU REAL ESTATE & OIL CO., INC.

Lake Charles, Louisiana

C O N T E N T S

Page
REPORT OF INDEPENDENT AUDITORS ON THE FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION	19

FINANCIAL STATEMENTS

Balance sheets	20
Statements of income	21
Statements of changes in stockholders’ equity	22-23
Statements of cash flows	24-25
Notes to financial statements	26-35

SUPPLEMENTARY INFORMATION

Property, plant and equipment	36
Accumulated depreciation, depletion and amortization	37
Quarterly financial data	38

SCHEDULE OMITTED

Schedules, other than those listed above, have been omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

MCELROY, QUIRK & BURCH
(In Affiliation with - Gus Schram & Co., LTD)

Carl W. Comeaux, CPA

Gus W. Schram, III, CPA, CVA

Martin L. Chehotsky, CPA, CFE

Robert M. Gani, CPA, MT

Mollie C. Broussard, CPA

Jason L. Guillory, CPA

Greg P. Naquin, CPA, CFPTM

Billy D. Fisher, CPA

Joe G. Peshoff, II, CPA, CVA

A Professional Corporation • Certified Public Accountants • Since 1925

MQB

_________

Charles P. Quirk, CPA, Inactive

Otray J. Woods, Jr., CPA, Inactive

Robert F. Cargile, CPA, Inactive

William A. Mancuso, CPA, Retired

Barbara Hutson Gonzales, CPA, Retired

Judson J. McCann, Jr., CPA, Retired

800 Kirby Street • P.O. Box 3070 • Lake Charles, LA 70602-3070
337 433-1063 • Fax 337 436-6618 • Web page: www.mqb-cpa.com

_________
CFE - Certified Fraud Examiner
MT - Masters of Taxation
CVA - Certified Valuation Analyst
CFP - Certified Financial Planner

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

Ms Elroy, Quick & Burch
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

Timber:

When timber land is purchased with standing timber, the cost is divided between land and timber based on timber cruises contracted by the Company. The costs of reforestation are capitalized. The timber asset is amortized when the timber is sold based on the percentage of the timber sold from a particular tract applied to the amount capitalized for timber for that tract.

Oil and gas:

Oil and gas income is booked when the Company is notified by the well’s operators as to the Company’s share of the sales proceeds together with the withheld severance taxes. The Company has no capitalized costs relating to oil and gas producing activities and no costs for property acquisition, exploration and development activities.

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

Company’s share of oil and gas produced from royalty interests:

	2004	2003	2002
Net gas produced (MCF)	159,889	153,046	112,492
Net oil produced (Bbl)	28,265	25,618	22,194

Note 4.	Income Taxes

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

Note 6. Company Operations

The Company’s operations are classified into three principal operating segments which are all located in the United States: oil and gas properties, agricultural properties and timber properties. The Company’s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

Following is a summary of segmented information for 2004, 2003 and 2002:

	2004	2003	2002
REVENUES
Oil and gas properties	$2,292,657	$1,795,445	$1,118,748
Agricultural properties	174,203	179,960	175,282
Timber properties	253,398	135,736	160,468

	$2,720,258	$2,111,141	$1,454,498

COSTS AND EXPENSES
Oil and gas properties	$169,068	$203,183	$102,654
Agricultural properties	5,511	13,278	16,085
Timber properties	62,257	67,814	74,057

	$236,836	$284,275	$192,796

	2004	2003	2002
INCOME FROM OPERATIONS
Oil and gas properties	$2,123,589	$1,592,262	$1,016,094
Agricultural properties	168,692	166,682	159,197
Timber properties	191,141	67,922	86,411

	2,483,422	1,826,866	1,261,702
OTHER INCOME (EXPENSE)	(174,979)	(245,529)	(192,264)

INCOME BEFORE INCOME TAXES	$2,308,443	$1,581,337	$1,069,438

IDENTIFIABLE ASSETS
Oil and gas properties	$322,225	$233,813	$213,493
Agricultural properties	2,364,591	2,372,124	2,372,029
Timber properties	1,499,806	1,516,918	1,507,513
GENERAL CORPORATE ASSETS	3,996,668	3,001,649	2,559,667

TOTAL ASSETS	$8,183,290	$7,124,504	$6,652,702

CAPITAL EXPENDITURES
Oil and gas properties	$—	$—	$—
Agricultural properties	1,195	—	165,859
Timber properties	13,812	43,614	18,908

	$15,007	$43,614	$184,767

DEPRECIATION, DEPLETION AND AMORTIZATION
Agricultural properties	$—	$—	$—
Timber properties	33,728	28,800	33,316

	$33,728	$28,800	$33,316

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

CALCASIEU REAL ESTATE & OIL CO., INC.

QUARTERLY FINANCIAL DATA

(UNAUDITED)

Amounts in thousands, except per share:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenues:
2004	$528	$615	$810	$767	$2,720
2003	450	363	587	711	2,111

Operating income:
2004	382	494	670	599	2,145
2003	351	275	468	431	1,525

Net income:
2004	275	412	467	422	1,576
2003	252	199	333	309	1,093

Net income per share:
2004	.14	.21	.24	.22	.81
2003	.13	.10	.17	.16	.56

Cash dividends per share:
2004	.07	.07	.07	.07	.28
2003	.05	.10	.07	.07	.29

Shares outstanding:
2004	1,945	1,945	1,945	1,945	1,945
2003	1,955	1,952	1,945	1,945	1,945

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2005

CALCASIEU REAL ESTATE AND OIL CO., INC.

BY:	/s/ William D. Blake

	Name:	William D. Blake
	Title:	Vice-President & Treasurer, Chief Financial Officer and Director

EXHIBIT INDEX

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