Form 10QSB
period 2005-03-31
CALCASIEU REAL ESTATE & OIL CO INC
filed 2005-05-13
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Calcasieu Real Estate & Oil Co., Inc.

Form 10-QSB

For the Quarter Ended March 31, 2005

Part I. Financial Information

Item 1. Financial Statements

Calcasieu Real Estate & Oil Co., Inc.

Balance Sheet

Assets

March 31, 2005
Current Assets

Cash and cash equivalents	$1,056,933
Accounts receivables	337,498
Prepaid expense	8,625
Interest receivable	10,892

Total Current Assets	1,413,948

Securities Available for Sale	2,702,555

Property and Equipment (less accumulated depreciation of $66,641)	10,680
Timber (less accumulated depletion of $380,760)	478,717
Land	3,887,776

4,377,173

$8,493,676

See accompanying notes

Calcasieu Real Estate & Oil Co., Inc.

Balance Sheet

Liabilities & Stockholders’ Equity

March 31, 2005
Current Liabilities

Trade payables and accrued expenses	$21,274
Dividend payable	330,451
Income taxes payable:
Current	145,571
Deferred	52,967

Total Current Liabilities	550,263

Stockholders’ Equity

Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	$72,256
Retained earnings	8,216,821
Accumulated other comprehensive income	29,852

8,318,929

Less cost of treasury stock (157,505 shares)	375,516

7,943,413

$8,493,676

See accompanying notes

Calcasieu Real Estate & Oil Co., Inc.

Statements of Income

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Revenues:
Oil and gas	$548,595	$454,076
Agriculture	58,496	73,661
Timber	2,992

	610,083	527,737

Costs and expenses:
Oil and gas production	43,482	34,859
Agriculture	417	1,532
Timber	10,288	1,699
General and administrative	104,724	105,910
Depreciation and depletion	1,559	1,841

	160,470	145,841

Income from operations	449,613	381,896

Other income (expense):
Gain-Sale of land		1,426
Interest income	12,949	4,065
Dividends on stock	6,399	7,948

	19,348	13,439

Income before income taxes	468,961	395,335

Federal and state income taxes:
Current	142,193	120,290
Deferred

	142,193	120,290

Net Income	$326,768	$275,045

Per common stock (2005; 1,942,495 shares; 2004; 1,942,495 shares)	$.17	$.14

Dividends per share	$.17	$.07

See accompanying notes

Calcasieu Real Estate & Oil Co., Inc.

Statement of Changes in Cash Flows

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Cash Flows From Operating Activities
Net Income	$326,768	$275,045
Noncash (income) expenses included in net income:
Depreciation and depletion	1,589	1,841
(Gain) on sale of assets		(1,426)
(Increase) decrease in current assets	(6,314)	(26,167)
Increase (decrease) in current liabilities	348,949	110,339

Net cash provided by operating activities	670,962	359,632

Cash Flows From Investing Activities
Proceeds from sale of land		5,454
Purchase of available for sale securities	(494,751)	(202,682)
Sale of available for sale securities
Purchase of property, equipment and timber	(3,234)	(8,709)

Net cash provided by (used in) investing activities	(497,985)	(205,937)

Cash Flows From Financing Activities
Dividends paid net of refunds	(330,449)	(123,861)

Net cash (used in) investing activities	(330,449)	(123,861)

Net increase (decrease) in cash and cash equivalents	(157,472)	29,834

Cash and cash equivalents:
Beginning	1,214,405	527,219

Ending	$1,056,933	$557,053

See accompanying notes

Calcasieu Real Estate & Oil Co., Inc.

Statement of Changes in Stockholders’ Equity

Quarter Ended March 31, 2005

	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
Balance, December 2004		$8,220,502	$50,781	$72,256	$375,516

Comprehensive income:
Net income	$326,768	326,768

Other comprehensive income:
Unrealized holdings loss occurring during period net of taxes of $13,953	(20,929)		(20,929)

Total comprehensive income	$305,839

Dividends		(330,449)

Balance, March 31, 2005		$8,216,821	$29,852	$72,256	$375,516

See accompanying notes

Calcasieu Real Estate & Oil Co., Inc.

Notes to Financial Statements

March 31, 2005

(Unaudited)

Note 1. Basis of Presentation

In the opinion of management, the accompanying balance sheet and related interim statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in accordance with generally accepted accounting principles of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Calcasieu Real Estate & Oil Co., Inc. 2004 Form 10-KSB.

Note 2. Nature of Business and Significant Accounting Policies

Nature of business:

The Company’s business is the ownership and management of land. The primary activities consist of leasing its properties for mineral (oil and gas) and agriculture and raising timber.

Significant accounting polices:

Cash and equivalents:

For purposes of the statement of each flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

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

Under the accounting policies provided for investments classified as held available- for-sale, all such debt securities and equity securities that have readily determinable fair value shall be measured at fair value in the balance sheet. Unrealized holding gains and losses for available-for-sale securities shall be excluded from earnings and reported as a net amount (net of income taxes) as a separate component of retained earnings until realized. Realized gains and losses on available-for-sale securities are included in income. The cost of securities sold is based on the specific identification method. Interest on debts securities is recognized in income as earned, and dividends on marketable equity securities are recognized in income when declared.

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

Note 3. Earnings per share:

Earnings per share is based on the weighted average number of common shares outstanding during the years.

Note 4. Income taxes:

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

Note 5. Contingencies:

There are no material contingencies known to management. The Company does not participate in off balance sheet arrangements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue

Revenue for the first quarter of 2005 was $610,083, an increase of $83,246 or 15.6% over the first quarter of 2004. Agriculture income was down $15,165 or 20.6% from the first quarter of 2004. This was due to rent timing differences. Oil and gas income was up $94,519 or 20.8% in the first quarter of 2005 compared to the first quarter of 2004. Of this $94,519 increase oil leases and seismic fees accounted for $16,167 of the increase as we saw more leasing activity. In the first quarter of 2005 the largest source, of oil and gas royalties was the Company’s interest in the Castor Creek field. The Company’s interest in this field in 2005 was 518.18 barrels of oil and 18,758 MCF of gas for gross royalties of $166,677 as compared to 276.52 barrels of oil, 5,199 MCF of gas and $41,667 gross royalties in 2004 when the field was initially coming on stream. The average price per barrel of oil was 26.9% higher in 2005 than 2004 and the average price per MCF of gas was 25.5% higher from this production. This contrasts with the results from the South Gordon field which was the largest source of oil and gas income in 2004. Although the average price per barrel of oil at South Gordon increased 32.4% and the average price per MCF of gas increased 7% it was not enough to off set the decline in production. The Company’s share of oil produced declined 1,403 barrels or 36.1% and the MCF of gas declined 2,654 MCF or 40.7%. Income from South Gordon declined $37,497. The remainder of the Company’s oil and gas income remained approximately equal with the prior year as declines in production were off set by increases in prices.

Operating Expenses

Operating expenses increased $14,629 in the first quarter of 2005 as compared to the first quarter of 2004 or 10%. All of the increase was due to an increase of $8,623 in state oil and gas severance taxes and an increase of $8,589 in timber expense. The severance taxes are a percentage of the oil and gas royalties and the timber expenses were incurred to take advantage of good weather.

Financial Condition

Current assets plus securities available for sale totaled $4,116,503 on March 31, 2005, compared with $3,807,789 on December 31, 2004, and $2,981,568 on March 31, 2004. Current liabilities, which were also total liabilities were $550,263 on March 31, 2005, compared to $215,267 on December 31, 2004, and $312,953 on March 31, 2004.

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions.

The Company declared the normal seven cents per common share during the quarter ended March 31, 2005, plus an extra dividend of ten cents per common share. It is anticipated that the Company will be able to continue paying a seven cents per common share per quarter.

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

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on April 19, 2005.

The following proposals were adopted by the margins indicated:

1.	To elect a Board of Directors to hold office until their successors are elected and qualified.

	Number of Shares
	For	Withheld
William D. Blake	1,458,282	28,090
Troy A. Freund	1,481,222	5,150
Arthur Hollins, III	1,481,222	5,150
Laura A. Leach	1,479,132	7,240
Frank O. Pruitt	1,481,222	5,150
B. James Reaves, III	1,479,462	6,910
Mary W. Savoy	1,479,142	7,230
Michael P. Terranova	1,479,462	6,910
Charles D. Viccellio	1,479,472	6,900
Mary Leach Werner	1,479,462	6,910

2.	To amend the Restated Articles of Incorporation to change the name of the Company to CKX Lands, Inc.

For	1,344,493
Against	125,188
Abstain	16,916

The name change will be effective when the Company files the amendment with the Louisiana Secretary of State. This will occur when the Company has obtained a new CUSIP number and new stock certificates.

3.	To approve McElroy, Quirk & Burch APC as auditors for 2005.

For	1,481,677
Against	4,034
Abstain	886

Item 6. Exhibits and Reports on Form 8-K

(A)	Exhibits

31.1	Certification of Arthur Hollins, III, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of William D. Blake, Vice-President and Treasurer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1850 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1850 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)	Reports on Form 8-K

On January 13, 2005, we filed a Current Report on Form 8-K containing a press release correcting erroneous information about the Company or the interest.

On March 11, 2005, we filed a Current Report on Form 8-K containing a press release correcting erroneous information about the Company.

Items 1, 2, 3 and 5 are not applicable and have been omitted.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Calcasieu Real Estate & Oil Co., Inc.

Date: May 3, 2005	/s/ William D. Blake
William D. Blake
Vice-President and Treasurer
Chief Financial Officer

/s/ Arthur Hollins, III
Arthur Hollins, III
President and
Chief Executive Officer