Form 10QSB/A
period 2005-03-31
CALCASIEU REAL ESTATE & OIL CO INC
filed 2005-05-25
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a -15(e) as of March 31, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Item 6. Exhibits

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

Calcasieu Real Estate & Oil Co., Inc.

Date: May 18, 2005	/s/ William D. Blake
William D. Blake
Vice-President and Treasurer
Chief Financial Officer

/s/ Arthur Hollins III
Arthur Hollins, III
President and
Chief Executive Officer

2