Form 10QSB
period 2005-06-30
CKX Lands Inc
filed 2005-08-08
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number 0-9669

CKX LANDS., INC.

(Exact name of small business issuer as specified in its charter)

Louisiana	72-0144530
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Lakeside Plaza, Lake Charles, Louisiana 70601

(Address of principal executive offices)

337-310-0547

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

CKX Lands, Inc.

Form 10-QSB

For the Quarter Ended June 30, 2005

Part I. Financial Information

Item 1. Financial Statements

CKX Lands, Inc.

Balance Sheet

Assets

June 30, 2005
Current Assets

Cash and cash equivalents	$838,932
Accounts receivables	328,764
Prepaid expense	62,952
Interest receivable	11,303

Total Current Assets	1,241,951

Securities Available for Sale	2,810,502

Property and Equipment (less accumulated depreciation of $67,931)	9,390
Timber (less accumulated depletion of $384,696)	474,781
Land	3,891,376

4,375,547

$8,428,000

See accompanying notes

CKX Lands, Inc.

Balance Sheet

Liabilities & Stockholders’ Equity

June 30, 2005
Current Liabilities

Trade payables and accrued expenses	$34,102
Dividend payable	135,975
Income taxes payable:
Current	13,759
Deferred	61,896

Total Current Liabilities	245,732

Stockholders’ Equity

Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	$72,256
Retained earnings	8,442,605
Accumulated other comprehensive income	42,923

8,557,784
Less cost of treasury stock (157,505 shares)	375,516

8,182,268

$8,428,000

See accompanying notes

CKX Lands, Inc.

Statements of Income

	Quarter Ended June 30, 2005	Quarter Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Revenues:
Oil and gas	$566,943	$540,348	$1,115,538	$994,424
Agriculture	27,289	24,994	85,785	98,655
Timber	43,736	49,743	46,728	49,743

	637,968	615,085	1,248,051	1,142,822

Costs and expenses:
Oil and gas production	23,103	32,562	66,585	67,421
Agriculture	827	1,016	1,244	2,548
Timber	4,822	6,914	15,110	8,613
General and administrative	103,205	76,641	207,929	182,551
Depreciation and depletion	5,226	3,755	6,785	5,596

	137,183	120,888	297,653	266,729

Income from operations	500,785	494,197	950,398	876,093

Other income(expense):
Gain-Sale of land				1,426
Interest income	16,172	19,944	29,121	24,009
Dividends on stock	6,472	5,371	12,871	13,319
Gain-Sale of Securities		86,458		86,458

	22,644	111,773	41,922	125,212

Income before income taxes	523,429	605,970	992,390	1,001,305

Federal and state income taxes:
Current	161,669	193,877	303,862	314,167
Deferred

	161,669	193,877	303,862	314,167

Net Income	$361,760	$412,093	$688,528	$687,138

Per common stock (2004; 1,942,495 shares; 2003; 1,952,294 shares)	$.19	$.21	$.35	$.35

Dividends per share	$.07	$.07	$.24	$.14

See accompanying notes

CKX Lands, Inc.

Statement of Changes in Cash Flows

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Cash Flows From Operating Activities

Net Income	$688,528	$687,138

Noncash (income) expenses included in net income:
Depreciation and depletion	6,785	5,596
(Gain) on sale of assets		(87,884)
(Increase) decrease in current assets	(52,318)	(96,718)
Increase (decrease) in current liabilities	35,489	(135,158)

Net cash provided by operating activities	678,484	372,974

Cash Flows From Investing Activities
Proceeds from sale of land		5,454
Purchase of available for sale securities	(580,697)	(1,060,770)
Sale of available for sale securities		1,840,342
Purchase of property, equipment and timber	(6,834)	(9,719)

Net cash provided by (used in) investing activities	(587,531)	775,307

Cash Flows From Financing Activities
Dividends paid net of refunds	(466,426)	(259,835)

Net cash (used in) investing activities	(466,426)	(259,835)

Net increase (decrease) in cash and cash equivalents	(375,473)	888,446

Cash and cash equivalents:
Beginning	1,214,405	527,219

Ending	$838,932	$1,415,665

See accompanying notes

CKX Lands, Inc.

Statement of Changes in Stockholders’ Equity

Six Months Ended June 30, 2005

	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
Balance, December 2004		$8,220,502	$50,781	$72,256	$375,516
Comprehensive income:
Net income	$688,528	688,528
Other comprehensive income:

Unrealized holdings loss occurring during period net of taxes of $5,024	(7,858)		(7,858)

Total comprehensive income	$680,670

Dividends		(466,425)

Balance, June 30, 2005		$8,442,605	$42,923	$72,256	$375,516

See accompanying notes

CKX Lands, Inc.

Notes to Financial Statements

June 30, 2005

(Unaudited)

Note 1. Basis of Presentation

In the opinion of management, the accompanying balance sheet and related interim statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in accordance with generally accepted accounting principles of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the CKX Lands, Inc. 2004 Form 10-KSB.

Note 2. Nature of Business and Significant Accounting Policies

Nature of business:

The Company’s business is the ownership and management of land. The primary activities consist of leasing its properties for minerals (oil and gas) and agriculture and raising timber.

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

Note 3. Earnings per share:

Earnings per share is based on the weighted average number of common shares outstanding during the year.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

Results of Operations

Revenue

Revenue for the first six months of 2005 was $1,248,051 an increase of $105,229 or 9.2% over the first six months of 2004. Income for the quarter ended June 30, 2005 was $637, 968 or 3.7% over the corresponding quarter in 2004. Revenues from agriculture and timber for the first six months of 2005 were down slightly from the first six months of 2004. Oil and gas income was up in 2005 over 2004 for both the first six months and the second quarter periods although the increase for the second quarter moderated somewhat

Income from seismic permits and mineral leases during the first six months of 2005 were $76,536 compared to $21,956 for the same period in 2005. Shown below are comparisons for the two periods of oil and gas production and income from the six largest interests owned by the Company.

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Oil income	$371,923	$443,695
Barrels produced	7,760.57	12,899.62
Average price per barrel	$47.92	$34.42

Gas income	$475,869	$298,315
MCF produced	62,494	45,653
Average price per mcf	$7.61	$6.53

Our barrels of oil produced declined by 3,850 barrels from the South Gordon Field and 1,647 barrels from the Vinton Field for the first six months of 2005 compared to the same period in 2004.

Our gas production increased by 23, 189 mcf from the Castor Creek Field and there were decreases from each of the other fields between 2005 and 2004. All wells in the Castor Creek Field were not on line for all of 2004.

Income from our remaining production decreased $39,252 between 2004 and 2005 due to depletion.

Operating Expenses

The oil and gas production expense decrease was due entirely to severance taxes. General and administrative expenses increased by $25,378 from 2004 to 2005. Property taxes accounted for $24,859. Property taxes are billed in December of each year and prior to 2005 were expensed in December. Beginning in 2005 we started accruing the estimated property taxes.

Income

Net income after taxes for the quarter ended June 30, 2005 was $50,333 or 12.2% less than the second quarter of 2004, even though income from operations was $6,588 higher in 2005 then 2004. In the second quarter of 2004 the Company had $86,458 gain from sale of securities. Net income after tax for the first six months of 2005 was $1,390 higher in 2005 then in 2004, while income from operations was $74,305 or 8.5% higher in 2005 then in 2004.

Financial Condition

Current assets plus securities available for sale totaled $4,052,453 on June 30, 2005, compared with $3,807,789 on December 31, 2004, and $2,976,799 on June 30, 2004. Current liabilities, which were also total liabilities were $245,732 on June 30, 2005, compared to $215,267 on December 31, 2004, and $66,837 on June 30, 2004.

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions.

The Company declared the normal seven cents per common share during the quarter ended June 30, 2005. It is anticipated that the Company will be able to continue paying a seven cents per common share per quarter.

Issues and Uncertainties

This Quarterly Report contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those listed below, which, among others, should be considered in evaluating the Company’s financial outlook.

Revenues from oil and gas provide most of the Company’s income. All of these revenues come from wells operated by other companies from property belonging to CKX Lands, Inc. Consequently, these revenues fluctuate due to changes in oil and gas prices and changes in the operations of the other companies.

CKX Lands, Inc. along with other owners proposed to donate land to the Calcasieu Parish School Board for construction of new magnet schools. The construction of the schools was dependent on vote approval of a tax assessment. Voters rejected the proposal in July and it appears the schools and our donation are a dead issue.

CKX Lands, Inc. has small royalty interests in three proposed exploratory oil and gas wells as well as one exploratory well currently being drilled. The Company also has a small interest in a developmental well currently being drilled.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a -15(e) as of June 30, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

(A)	Exhibits

31.1	Certification of Arthur Hollins, III, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of William D. Blake, Vice-President and Treasurer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)	Reports on Form 8-K

None

Items 1, 2, 3 and 5 are not applicable.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKX Lands, Inc.

Date: August 4, 2005	/s/ William D. Blake
William D. Blake
Vice-President and Treasurer
Chief Financial Officer

/s/ Arthur Hollins, III
Arthur Hollins, III
President and Chief Executive Officer