Form 10QSB
period 2005-09-30
CKX Lands Inc
filed 2005-11-14
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

CKX Lands, Inc.

Form 10-QSB

For the Quarter Ended September 30, 2005

Part I. Financial Information

Item1. Financial Statements

CKX Lands, Inc.

Balance Sheet

Assets

September 30, 2005
Current Assets
Cash and cash equivalents	$1,109,414
Accounts receivables	349,411
Prepaid expense and income tax	33,657
Interest receivable	6,953

Total Current Assets	1,499,435

Securities Available for Sale	2,782,147

Property and Equipment (less accumulated depreciation of $69,221)	8,100
Timber (less accumulated depletion of $385,156)	449,091
Land	3,892,845

4,350,036

$8,631,618

See accompanying notes

CKX Lands, Inc.

Balance Sheet

Liabilities & Stockholders’ Equity

September 30, 2005
Current Liabilities
Trade payables and accrued expenses	$48,196
Dividend payable	135,975
Income taxes payable:
Deferred	49,886

Total Current Liabilities	234,057

Stockholders’ Equity
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	$72,256
Retained earnings	8,675,592
Accumulated other comprehensive income	25,229

8,773,077
Less cost of treasury stock (157,505 shares)	375,516

8,397,561

$8,631,618

See accompanying notes

CKX Lands, Inc.

Statements of Income

	Quarter Ended September 30, 2005	Quarter Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Revenues:
Oil and gas	$608,948	$567,147	$1,724,486	$1,561,571
Agriculture	44,189	75,052	129,974	173,707
Timber	5,108	167,912	51,836	217,655

	658,245	810,111	1,906,296	1,952,933

Costs and expenses:
Oil and gas production	39,569	34,197	106,154	101,618
Agriculture	1,967	2,516	3,211	5,064
Timber	42,011	12,350	57,121	20,963
General and administrative	61,229	79,881	269,158	262,432
Depreciation and depletion	1,750	10,178	8,535	15,774

	146,526	139,122	444,179	405,851

Income from operations	511,719	670,989	1,462,117	1,547,082

Other income (expense):
Gain-Sale of land				1,426
Interest income	20,974	15,808	50,095	39,817
Dividends on stock	7,195	5,395	20,066	18,714
Gain-Sale of Securities				86,458

	28,169	21,203	70,161	146,415

Income before income taxes	539,888	692,192	1,532,278	1,693,497

Federal and state income taxes:
Current	170,704	224,976	486,032	539,143
Deferred

	170,704	224,976	486,032	539,143

Net Income	$369,184	$467,216	$1,057,712	$1,154,354

Per common stock (2005; 1,942,495 shares; 2004; 1,942,495 shares)	$.19	$.24	$.54	$.59
Dividends per share	$.07	$.07	$.31	$.21

See accompanying notes

CKX Lands, Inc.

Statement of Changes in Cash Flows

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Cash Flows From Operating Activities

Net Income	$1,057,712	$1,154,354

Noncash (income) expenses included in net income:
Depreciation and depletion	8,535	15,774
Timber loss	28,666
(Gain) on sale of assets	(87,884)
(Increase) decrease in current assets	(39,320)	(128,858)
Increase (decrease) in current liabilities	35,824	4,038

Net cash provided by operating activities	1,091,417	957,424

Cash Flows From Investing Activities
Proceeds from sale of land		5,454
Purchase of available for sale securities	(1,582,042)	(2,060,625)
Sale of available for sale securities	999,993	1,815,878
Purchase of property, equipment and timber	(11,736)	(15,579)

Net cash provided by (used in) investing activities	(593,785)	(254,872)

Cash Flows From Financing Activities
Dividends paid net of refunds	(602,623)	(395,812)

Net cash (used in) financing activities	(602,623)	(395,812)

Net increase (decrease) in cash and cash equivalents	(104,991)	306,740
Cash and cash equivalents:
Beginning	1,214,405	527,219

Ending	$1,109,414	$833,959

See accompanying notes

CKX Lands, Inc.

Statement of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2005

	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
Balance, December 2004		$8,220,502	$50,781	$72,256	($375,516)
Comprehensive income:
Net income	$1,057,712	1,057,712
Other comprehensive income:
Unrealized holdings loss occurring during period net of taxes of $17,034	(25,552)		(25,552)

Total comprehensive income	$1,032,160

Dividends		(602,622)

Balance, September 30, 2005		$8,675,592	$25,229	$72,256	($375,516)

See accompanying notes

CKX Lands, Inc.

Notes to Financial Statements

September 30, 2005

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

CKX Lands, Inc.

Notes to Financial Statements—(Continued)

September 30, 2005

(Unaudited)

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

CKX Lands, Inc.

Notes to Financial Statements—(Continued)

September 30, 2005

(Unaudited)

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

Results of Operations

Revenue

Revenue for the first nine months of 2005 was $1,906,296 a decrease 2.4% or $46,637 compared to the first nine months of 2004. Oil and gas revenue was up $162,915 while agriculture was down $43,733 and timber was down $165,819. The oil and gas revenues in the third quarter of 2005 were up 7.4% over the third quarter of 2004 while agriculture revenues were down 41.1% and timber revenues were down $162,804 or 97%.

Oil and gas revenues included $226,242 from seismic permits and mineral leases for the first nine months ended September 30, 2005, compared to $55,580 for the same period in 2004, an increase of $170,662. Oil and gas royalty revenues were down $7,747 in 2005 compared to 2004. Shown below are comparisons for the two periods of oil and gas production and income from the six largest interests owned by the Company.

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Oil income	$508,020	$716,507
Barrels produced	14,144	19,737
Average price per barrel	$50.08	$36.30

Gas income	$653,010	$534,366
MCF produced	84,239	78,740
Average price per mcf	$7.75	$6.79

Our share of barrels of oil produced declined by 7,183 from the South Gordon Field; 2,147 from the Vinton Field; and 271 from the Castor Creek Field.

Our gas production increased by 20,801 mcf from the Castor Creek Field and decreased by 13,196 mcf from the South Gordon Field.

The decrease in agriculture income was due to right of way income in 2004 for transmission lines and lower hunting leases in 2005. The hunting lease income decrease was caused by Hurricane Rita.

The decrease in timber income was also caused by Hurricane Rita. Negotiations for timber sales that were in process were cancelled by the hurricane. It not only damaged tracts under negotiation it also decreased market prices since the local market was flooded by timber on the ground.

Operating Expenses

Total costs and expenses increased $38,328 in 2005 over 2004. Beginning in 2005 the Company began accruing estimated property taxes. This amounted to $37,230 as of September 30, 2005. The Company estimates a six percent loss to its timber inventory as a consequence of Hurricane Rita. This resulted in a timber expense of $28,666 in the quarter ended September 30, 2005.

Income

Net income before income taxes for the nine months ended September 30, 2005, was $161,219 less than the nine months ended September 30, 2004. Of this amount $86,458 was a gain on sale of securities in 2004 and the balance was a combination of lower revenues and higher costs and expenses. Net income after taxes was $98,032 lower in the third quarter of 2005 compared to the third quarter of 2004, and $96,642 less for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004.

Financial Condition

Current assets plus securities available for sale totaled $4,281,582 on September 30, 2005, compared with $3,807,789 on December 31, 2004, and $3,451,394 on September 30, 2004. Current liabilities, which were also total liabilities were $234,057 on September 30, 2005, compared to $215,267 on December 31, 2004, and $191,374 on September 30, 2004.

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions.

The Company declared the normal seven cents per common share during the quarter ended September 30, 2005. It is anticipated that the Company will be able to continue paying a seven cents per common share dividend per quarter.

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

The Company is working to salvage as much downed timber as possible. Recoveries will have to be marketed immediately. It isn’t possible to estimate potential recoveries.

During October, 2005, an additional well was completed by Cox and Perkins in the South Gordon field. CKX Lands, Inc. has a 3.25% interest in the unit. Initial production is 1,000 barrels of oil and 1,500,000 cubic feet of gas per day.

There are three wells in progress on Walker Louisiana lands. CKX Lands interest will vary from production if successful from .625% to 2.50%. In addition Walker Louisiana has twenty mineral leases in force. CKX Lands, Inc. has five mineral leases in force.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a -15(e) as of September 30, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

(B) Reports on Form 8-K

A Form 8-K was filed August 4, 2005, reporting the resignation of Troy Freund as a member of the Board of Directors due to personal reasons. Mr. Freund’s resignation did not involve a disagreement with the Corporation on any matter.

Items 1, 2, 3 and 5 are not applicable.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKX Lands, Inc.

Date: November 3, 2005	/s/ William D. Blake
William D. Blake Vice-President and Treasurer Chief Financial Officer

/s/ Arthur Hollins, III
Arthur Hollins, III President and Chief Executive Officer