Form 10KSB
period 2005-12-31
CKX Lands Inc
filed 2006-03-14
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file Number 0-9669

CKX LANDS, INC.

(Exact Name of registrant as specified in its charter)

Louisiana	72-0144530
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Lakeside Plaza, Lake Charles, Louisiana	70601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (337) 310-0547

Securities registered pursuant to Section 12(b) of the Act:

Common Stock with no par value	American Stock Exchange
(Title of each class)	(Name of exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB.  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of December 31, 2005, the aggregate market value of the common equity held by non-affiliates (based on the closing price on the American Stock Exchange on December 30, 2005) was approximately $17,118,000.

The dollar amount of revenues for fiscal year ended December 31, 2005, was $2,650,040.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. Common Stock, No Par Value, 1,942,495 shares outstanding at March 9, 2006.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement prepared in connection with the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 9, 10, 11, 12 and 14 of this Annual Report on Form 10-KSB.

PART I

Item 1. BUSINESS

General Description

CKX Lands, Inc. is a Louisiana corporation organized in 1930 as Calcasieu Real Estate & Oil Co., Inc., to receive non-producing mineral royalties spun off by a Southwest Louisiana bank. Over the years as some of the royalties yielded oil and gas income the Company used the proceeds to purchase land. On May 17, 2005, the Company changed its name from Calcasieu Real Estate & Oil Co., Inc. to CKX Lands, Inc. The primary reason for the change was to help make clear that the Company is not directly involved in oil and gas exploration or operations. As used herein, The “Company” or “CKX” refers to CKX Lands, Inc.

The Company’s shares are listed on the American Stock Exchange, under the symbol CKX. As of March 9, 2006, there were 1,942,495 shares outstanding. The Company has revenues less than $25,000,000 and its public float in 2005 was less than $25,000,000, consequently the Company is a small business issuer under the Securities Exchange Commission regulations.

As a reporting company, CKX is subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and accordingly files its annual report on Form 10-KSB, quarterly reports on 10-QSB, current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room. As an electronic filer, CKX’s public filings are maintained on the SEC’s Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov.

The Company owns land and mineral interests, all of which are located in Southwest Louisiana. The Company collects income from this land in the form of oil and gas royalties, agriculture rentals and timber sales. The Company is not involved in the exploration or production of oil and gas nor does it actively farm its lands. These activities are performed by others for royalties or rentals. Part of the Company’s lands are owned in indivision with other owners. The Company’s ownership share in most of this acreage is one-sixth. For convenience the owners jointly operate an entity known as Walker Louisiana Properties to manage this acreage. Neither the Company nor Walker Louisiana Properties consider themselves to be in oil and gas producing activities inasmuch as: (1) they do not search for crude oil or natural gas in their natural states; (2) they do not acquire property for the purpose of exploration or the removing of oil and gas; and (3) they are not involved in construction, drilling and production activities necessary to retrieve oil and gas.

Oil and gas royalties are paid by the operators who own the wells. Timber income is paid by the highest bidder of the timber. There are several mills in the immediate area who compete for timber. All of the agriculture income comes from tenants who pay annual cash rents. The prices paid for oil, gas and timber depend on national and international market conditions. Oil and gas operations produced 91% of the Company’s revenues in 2005 and 84.3% in 2004.

The source of all raw materials for the Company is the land itself. Timber income and agriculture income are renewable resources. All oil and gas income will eventually deplete but we have no access to this data.

The Company does not spend any money on Research and Development.

The Company does not need government approval of its principal products or services except that the State of Louisiana must approve all oil and gas producing units as to size and location.

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

Customers

The Company’s customers are those who have mineral leases on the Company’s property or purchase the timber in competitive bids or execute farming leases. The largest customers are the oil and gas operators under the mineral leases. The Company received 21.6% of revenues from Unit Petroleum Co. for royalties from the Castor Creek Field and 21.5% of revenues from Cox & Perkins for royalties from the South Gordon Field. Termination of production from either field would have a material adverse effect on the Company.

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

Item 2. PROPERTIES

The Company owns a total of 13,889 net acres in the Parishes of Allen, Beauregard, Calcasieu, Cameron, Jefferson Davis, LaFourche, Sabine, St. Landry and Vermilion in Louisiana. Most of the acreage is in Southwest Louisiana within 65 miles of the City of Lake Charles. Much of this land is owned in indivision. Ownership is as follows:

100% Ownership	7,053 acres
40% Ownership of 1,748 acres with Walker Louisiana Properties	648 acres
50% Ownership of 440 acres with Prairie Land Company	220 acres
16.667% Ownership of 35,621 acres comprising Walker Louisiana Properties	5,937 acres

In addition the Company owns mineral and royalty interests in net 471 acres of 5,955 gross acres of land owned by others. Under Louisiana law these minerals will prescribe if ten years pass without mineral activity. Of these acres there are 122 net acres currently producing.

Of the total net 13,889 acres owned by CKX, timberland comprises 6,371 acres, 6,528 acres are agricultural land, 741 acres are marsh land and 249 acres represents the Company’s one-sixth interest in property contiguous to the city limits of Lake Charles which is future subdivision land.

The table below shows, for the years ended December 31, 2005, and December 31, 2004, the Company’s net gas produced in thousands of cubit feet (MCF) and net oil produced in barrels (Bbl) and average sales prices relating to oil and gas attributable to the royalty interests of the Company.

	Year Ended 12/31/05	Year Ended 12/31/04
Net gas produced (MCF)	151,764	138,426
Average gas sales price (per MCF) 1	$7.93	$6.83
Net oil produced (Bbl) 2	15,337	27,601
Average oil sales price (per Bbl) 1	$52.67	$40.32

1.	Before deduction of production and severance taxes.
2.	Excludes plant products.

Item 3. LEGAL PROCEEDINGS

The Company owns a 5.56% undivided interest in 104 acres in Calcasieu Parish and a co-owner has sued for partition. This action is beneficial to the Company. With this exception the Company was not involved in any legal proceedings as of December 31, 2005.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended December 31, 2005.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the American Stock Exchange under the trading symbol CKX since its listing on December 8, 2003. Prior to the listing there was no established public trading market for the Common Stock and there had been only limited and sporadic trading in the Common Stock, principally among its shareholders. On March 9, 2006, there were approximately 630 stockholders of record. The Company believes that there are approximately 675 beneficial owners of its Common Stock. There were no sales of unregistered securities of the Company and no purchases of equity securities of the Company during 2005 by the Company. The following table sets forth the high and low sales prices reported on the American Stock Exchange for the Common Stock by quarter during 2005 and 2004.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock price per share 2005
high	$20.30	$16.50	$16.90	$12.50
low	$9.30	$11.11	$11.75	$8.90
Common stock price per share 2004
high	$9.25	$10.00	$8.50	$10.20
low	$7.20	$8.00	$8.00	$8.00

The Company has paid cash dividends since 1990. The Company is currently paying a quarterly dividend of 7¢ per share and intends to maintain quarterly dividends. In addition the Company paid a special extra dividend of 10¢ per share to shareholders of record March 31, 2005, and declared another special extra dividend of 10¢ per share payable to shareholders of record March 27, 2006. A summary of cash dividends is set forth in the table on page 37 of this Annual Report on Form 10-KSB

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

CKX Lands, Inc. began operations in 1930 under the name Calcasieu Real Estate & Oil Co., Inc. It was originally organized as a spin-off by a bank operating in Southwest Louisiana. The purpose of the spin-off was to form an entity to hold non-producing minerals which regulatory authorities required the bank to charge off. Over the years as some of the mineral interests began producing the Company used part of the proceeds to acquire land. In 1990 the Company made its largest acquisition when it was one of four purchasers who bought American Airline’s fifty percent undivided interest in approximately 35,000 acres in Southwest Louisiana.

Today most of the Company’s income is derived from mineral production on the land acquired over the years. CKX receives income from seismic permits, mineral leases and the landowner’s portion of any oil and gas production. CKX also receives income from agriculture rents and timber sales. The Company’s activities are passive in that it doesn’t explore for oil and gas, operate wells or farm land. All timber activities are contracted. The Company doesn’t plant or harvest trees, except through contractors.

The Company’s income fluctuates as new oil and gas production is discovered on Company land and as the wells deplete. Oil and gas activity has increased considerably over prior years due to higher prices but also due to technology developments, particularly 3-D seismic. With new technology, companies are able to find much smaller pockets of oil and gas as well as drill with a much higher success rate. Most of these discoveries are small, however, and have a limited life.

CKX has small interests in 43 different oil and gas fields. The size of the interest is determined by the Company’s net ownership in the acreage unit for the well. CKX’s interests range from .0033% for the smallest to 4.166% for the largest. As the Company doesn’t own or operate the wells it doesn’t have access to any reserve information.

Eventually, the oil and gas under the Company’s current land holdings will be depleted. The Company is constantly looking for additional land to be purchased in our immediate area. We are primarily looking for timberland that has mineral potential.

Results of Operations

Calendar 2005 Compared to Calendar 2004

Revenues for 2005 were $2,650,040, a decrease of 2.58% compared with revenues of $2,720,257 reported for 2004. All of the decrease was attributable to lower agriculture and timber revenues. Agriculture income decreased $24,468 or 14.05%. This was due to lower right of way income in the amount of $38,668.

Timber revenues decreased $164,387 or 64.87% due primarily to Hurricane Rita. We normally schedule timber sales in the third and fourth calendar quarters. Hurricane Rita on September 23, 2005, not only interrupted timber negotiations, it, along with Hurricane Katrina, adversely affected timber prices. There was a glut of timber on the market since timber on the ground was for sale at cut-rate prices.

Oil and gas revenues increased $118,637 or 5.17%. Of this increase, oil lease income increased $201,498 while oil and gas royalties decreased $82,862. The Company saw much greater leasing activity in 2005 than in prior years.

Net income decreased $15,020 in 2005 from 2004 or 1%. Income before taxes in 2005 was $4,672 or .2% less than in 2004.

Gas production increased 13,338 MCF and the average gas sales price per MCF increased 16.11%. Total gas revenues increased 27.3%. Oil production decreased 44.4% while the average price increased 30.6%. The net effect was a decrease in oil revenue of 27.4%

The following six fields produced 88% of the Company’s oil in 2005 and 78% of the Company’s gas. This schedule shows the changes in production from 2004.

Field	Bbl. Oil		MCF Gas
	2005	2004	2005	2004
South Gordon	7,469	16,477	12,646	28,798
Castor Creek	1,456	2,168	60,171	48,978
South Jennings	431	295	34,203	21,381
Lakeside	336	195	5,837	10,247
Vinton	3,361	6,101
Northwest Vinton	467	603	5,737	5,407

All of the decreases were due to depletion. The increases at South Jennings were due to new wells. Two new wells have been drilled at South Gordon but it is too early to determine their impact on production.

As of December 31, 2005, the Company was a lessor in twenty-eight active mineral leases on twenty-eight separate tracts. The total acreage leased is 2,884. The Company’s net acres leased is 881 acres. The acreage is located in six different parishes.

The only material change in any expense was lower oil and gas severance taxes due to lower production.

The Company determined that the casualty loss to timber from Hurricane Rita was $303,095. This did not effect the income statement since there was no impairment of assets. The value of the Company’s timber exceeds its book value.

The Company along with the Walker Louisiana Properties co-owners sold 47.34 acres of suburban land in 2005 for $700,000. The Company’s one-sixth share of the gain was $112,486. Most of the income tax on this gain was deferred because the co-owners reinvested $681,600 in the purchase of 703 acres of timberland.

In the 2004 Annual Report we reported that the Calcasieu Parish School Board was considering building a magnet school on property the Company has a one-sixth ownership. This would have opened approximately 1,200 acres to residential development. Local tax payers rejected a tax for construction of the school and the matter is dead for the foreseeable future.

Outlook for Calendar 2006

With twenty-eight active mineral leases there is a good chance that some of these will be drilled and production discovered. As of March 7, 2006, drilling is in progress on three of these leases. Indications are that at least two of these wells will be productive. A third new well was tested on March 3, 2006, and it tested 5.1 million cubic feet of gas and 300 barrels of condensate per day. It is projected that CKX’s royalty interest will be approximately 2.9 percent. The South Gordon Field had the largest decline from 2004 to 2005. A second well was completed in this field in November, 2005, and its production should impede the rate of decline.

Agriculture income is projected to remain stable in 2006. Timber income should increase in 2006 over 2005.

The Company has been advised that Calcasieu Parish will begin construction of an east-west road across the 1,200 acres it co-owns on the south boundary of Lake Charles. The Company owns an undivided one-sixth interest in this property. This road should help open the property up to residential development.

Liquidity and Capital Resources

The Company has no long-term liabilities, contingencies or off balance sheet liabilities. The only material current liability at December 31, 2005, was the dividend on our common stock declared in December and paid in January. Additional sources of liquidity are the Company’s securities available-for-sale and a bank line of credit for $1,000,000.

The are no current plans for capital expenditures. However, the Company is always looking to purchase additional land provided it meets the Company’s criteria.

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

Our accounts receivable consist of incomes received after year end for royalties produced prior to year end. When there are royalties that have not been received at the time of the preparation of the financial statements for months in the prior year, we estimate the amount to be received based on the last month’s royalties that were received from that particular company. We do not maintain an allowance for doubtful accounts because we can confirm virtually all of our receivables before they are booked as income.

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

Forward Looking Statements

Certain matters contained in this report are forward-looking statements including, without limitation, the information contained under the heading “Outlook for Calendar 2006” in Item 6 of this report. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information may be obtained by reviewing the information set forth below under “Significant Risk Factors” and information contained in the Company’s reports filed from time to time with the SEC.

Item 6A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Commodity Prices

All of the Company’s operating income comes from the sale of commodities produced from its real estate; oil and gas, forest products, agriculture products. Fluctuations in these commodity prices will directly impact net income. In 2005 average gas prices were 16.1% higher than the average in 2004 and average oil prices were 30.6% higher in 2005 than in 2004. Should average oil and gas prices in 2006 revert to the 2004 averages, net income would decline approximately 18%.

Interest Rate Risks

The Company has no direct exposure to changes in foreign currency exchange rates and minimal direct exposure to interest rates. The Company has an unsecured line of credit with Chase at their prime rate, but the Company hasn’t utilized this line and has no current plans to do so.

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

As of December 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. OTHER INFORMATION

None.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by Item 9 as to directors, nominees for directors, reports under Section 16 of the Securities Exchange Act of 1934, the Registrant’s audit committee and an audit committee financial expert is included in the Registrant’s definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 and is incorporated herein by reference.

Executive officers of Registrant are as follows:

Name	Age	Position with Registrant
Arthur Hollins, III	75	President & Director
William D. Blake	73	Vice President, Treasurer, Chief Financial Officer and Director
Charles D. Viccellio	72	Vice President, Secretary and Director

The occupations of such executive officers during the last five years and other principal affiliations are:

Name
Arthur Hollins, III	Director of the Company since 1975; President of the Company since 1979; Mr. Hollins was engaged in various banking positions with First Commerce Corporation prior to 1999.

William D. Blake	Director of the Company since 1966; Secretary-Treasurer of the Company from 1966-1979; Vice-President and Treasurer of the Company since 1979; President of Lacassane Co., Inc. and Howell Industries, Inc.

Charles D. Viccellio	Vice-President and Secretary of the Company since 1997 and Director of the Company since 1996; attorney in the law firm of Stockwell, Sievert, Viccellio, Clements & Shaddock, LLP.

There are no family relationships between any of our directors (except Mrs. Leach and Mrs. Werner are mother and daughter) and executive officers or any arrangement or understanding between any of our executive officers and any other person pursuant to which any executive officer was appointed to his office.

The Company has adopted a Code of Ethics that applies to officers, directors and employees. A copy of the code of ethics will be provided by writing the President at P.O. Box 1864, Lake Charles, Louisiana 70602.

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

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

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

Reports on Form 8-K.

On January 13, 2005, we filed a Current Report on Form 8-K containing a press release correcting erroneous information about the Company on the internet.

On March 11, 2005, we filed a Current Report on Form 8-K containing a press release correcting erroneous information about the Company.

On May 16, 2005, we filed a Current Report on Form 8-K containing a press release announcing the change of the Company’s name to CKX Lands, Inc., from Calcasieu Real Estate & Oil Co., Inc.

On August 1, 2005, we filed a Current Report on Form 8-K containing the resignation of Troy Freund from the Board of Directors.

On January 20, 2006, we filed a Current Report announcing the engagement of Director Michael P. Terranova to assist management in accounting matters.

Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information required by Item 13 is included in the Registrant’s definitive proxy statement to be filed pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2006.

CKX LANDS, INC.

BY:	/s/ William D. Blake
Name:	William D. Blake
Title:	Vice-President & Treasurer,
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated with regard to CKX Lands, Inc. on March 9, 2006.

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

CKX LANDS, INC.

FINANCIAL REPORT

DECEMBER 31, 2005 AND 2004

CKX LANDS, INC.

Lake Charles, Louisiana

CONTENTS

Page
REPORT OF INDEPENDENT AUDITORS ON THE FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION	15

FINANCIAL STATEMENTS

Balance sheet	16
Statements of income	17
Statements of changes in stockholders’ equity	18-19
Statements of cash flows	20-21
Notes to financial statements	22-31

SUPPLEMENTARY INFORMATION

Property, plant and equipment	32
Accumulated depreciation, depletion and amortization	33
Quarterly financial data	34

SCHEDULE OMITTED

Schedules, other than those listed above, have been omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors

CKX Lands, Inc.

Lake Charles, Louisiana

We have audited the accompanying balance sheets of CKX Lands, Inc. as of December 31, 2005, and the related statements of income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CKX Lands, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information on pages 34 through 36 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Lake Charles, Louisiana

March 6, 2006

CKX LANDS, INC.

BALANCE SHEET

December 31, 2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$920,489
Accounts receivable	381,885
Prepaid expense and other	130,822

Total current assets	1,433,196

SECURITIES AVAILABLE-FOR-SALE	3,282,786

PROPERTY AND EQUIPMENT (less accumulated depreciation, depletion and amortization of $69,757 in 2005)	7,447
Timber (less accumulated depletion of $401,474 in 2005)	444,248
Land	3,998,555

4,450,250

$9,166,232

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade payables and accrued expenses	$29,226
Dividends payable	135,975
Income taxes payable:
Deferred, net	62,984

Total current liabilities	228,185

NONCURRENT LIABILITIES
Deferred income tax payable	166,833

STOCKHOLDERS’ EQUITY
Common stock, no par value; 3,000,000 shares authorized; 2,100,000 shares issued	72,256
Retained earnings	9,042,971
Accumulated other comprehensive income	31,503

9,146,730
Less cost of treasury stock (2005 157,505 shares)	375,516

8,771,214

$9,166,232

See Notes to Financial Statements.

CKX LANDS, INC.

STATEMENTS OF INCOME

Years Ended December 31, 2005 and 2004

	2005	2004
Revenues	$2,650,040	$2,720,258

Costs and expenses:
Oil and gas production	138,652	169,068
Agricultural	5,726	5,511
Timber	44,380	28,529
General and administrative	331,699	332,841
Depreciation, depletion and amortization	43,102	38,900

	563,559	574,849

Income from operations	2,086,481	2,145,409

Other income (expense):
Interest income	77,515	59,690
Dividends on stock	27,289	15,871
Realized gain on sale of investments in available-for-sale securities	—	87,458
Gain on sale of assets	112,486	15

	217,290	163,034

Income before income taxes	2,303,771	2,308,443

Federal and state income taxes:
Current	566,725	712,428
Deferred	175,760	19,709

	742,485	732,137

Net income (per common share - 2005 $.80; 2004 $.81)	$1,561,286	$1,576,306

See Notes to Financial Statements.

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005 and 2004

	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
Balance, January 1, 2004	$—	$7,169,864	$55,905	$72,256	$375,516

Comprehensive income:
Net income	1,576,306	1,576,306	—	—	—

Other comprehensive income:
Unrealized gains on securities available for sale:
Unrealized holding gains occurring during period net of taxes of $31,567	47,351	—	—	—	—
Less reclassification adjustments for gains included in net income, net of taxes of $34,983	(52,475)	—	—	—	—

Other comprehensive income, net of tax	(5,124)	—	(5,124)	—	—

Total comprehensive income	$1,571,182

Purchase of treasury stock		—	—	—	—
Dividends		(525,668)	—	—	—

Balance, December 31, 2004		8,220,502	50,781	72,256	375,516

(continued on next page)

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005 and 2004

(Continued)

	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
Balance, January 1, 2005		8,220,502	50,781	72,256	375,516

Comprehensive income:
Net income	$1,561,286	1,561,286	—	—	—

Other comprehensive income:
Unrealized gains on securities available for sale:
Unrealized holding (losses) occurring during period net of taxes of $12,863	(19,278)	—	—	—	—

Other comprehensive income, net of tax	(19,278)	—	(19,278)	—	—

Total comprehensive income	$1,542,008

Dividends		(738,817)	—	—	—

Balance, December 31, 2005		$9,042,971	$31,503	$72,256	$375,516

See Notes to Financial Statements.

CKX LANDS, INC.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,561,286	$1,576,306
Noncash (income) expenses included in net income:
Depreciation, depletion and amortization	43,102	38,900
Realized (gains) on sale of available-for-sale securities	—	(87,458)
(Gain) on sale of assets	(112,486)	(15)
Loss on asset retirement	—	3,304
Deferred income tax	175,760	19,709
Change in assets and liabilities:
(Increase) in trade accounts and other receivables	(51,249)	(90,822)
(Increase) decrease in prepaid expenses	(110,757)	11,270
Increase (decrease) in trade payables	19,802	(3,831)
Increase (decrease) in income taxes payable	(2,948)	2,948

Net cash provided by operating activities	1,522,510	1,470,311

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of timber and land	—	5,454
Available-for-sale securities:
Purchases	(2,072,244)	(2,065,760)
Sales	1,000,000	1,822,955
Proceeds from sale of assets	118,122	—
Purchase of land, property and equipment	(123,486)	(19,877)

Net cash (used in) investing activities	(1,077,608)	(257,228)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid, net of refunds	(738,818)	(525,897)

Net increase (decrease) in cash and cash equivalents	(293,916)	687,186

Cash and cash equivalents:
Beginning	1,214,405	527,219

Ending	$920,489	$1,214,405

(continued on next page)

CKX LANDS, INC.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005 and 2004

(Continued)

	2005	2004
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest	$—	$—
Income taxes	677,658	683,004

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Net change in unrealized and realized gains on available-for-sale securities	(19,278)	(5,124)

See Notes to Financial Statements.

CKX LANDS, INC.

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

Debt and equity securities have been classified in the balance sheet according to management’s intent in the noncurrent asset sections under the headings securities available-for-sale. The carrying amount of securities and their approximate fair values at December 31, 2005 and 2004 follow:

	Gross Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2005

Available-for-sale securities:
Equity securities	$698,659	$88,707	$28,009	$759,357
Corporate bonds	200,003	947	—	200,950
US government securities	2,333,955	1,796	13,272	2,322,479

	$3,232,617	$91,450	$41,281	$3,282,786

December 31, 2004

Available-for-sale securities:
Equity securities	$612,712	$94,909	$8,452	$699,169
Corporate bonds	200,003	785	—	200,788
US government securities	1,347,645	—	4,919	1,342,726

	$2,160,360	$95,694	$13,371	$2,242,683

There were no gross realized gains or gross realized losses on available-for-sale securities during 2005.

Gross realized gains and gross realized losses on sales of available-for-sale securities during 2004 is presented below.

	Gains	Losses
2004

Gross realized gains:
Equity securities	$37,820	$—
Preferred equity securities	49,638	—

	$87,458	$—

Information pertaining to available-for-sale securities with gross unrealized losses at December 31, 2005 and 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or More
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
2005

Equity securities	$85,947	$15,987	$35,342	$12,022

US government securities	1,496,102	13,272	—	—

	$1,582,049	$29,259	$35,342	$12,022

2004

Equity securities	$26,890	$8,452	$—	$—

US government securities	1,342,727	4,919	—	—

	$1,369,617	$13,371	$—	$—

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

The Company has the intent and ability to retain its investments for a period of time sufficient to allow for anticipated recovery of fair value.

The following table shows scheduled maturities of securities (other than equity securities) available-for-sale at December 31, 2005:

Years Ending	Fair Value
2006	$839,649
2007	1,482,830
2008	—
2009	—
2010	—
Thereafter	200,950

$2,523,429

Note 3. Oil and Gas Properties

Results of operations for oil and gas producing activities at December 31, 2005 and 2004 is as follows:

	2005	2004
Gross revenues:
Royalty interests	$2,366,281	$2,291,804
Working interests	45,013	853

	2,411,294	2,292,657

Less:
Production costs	138,652	169,068

Results before income tax expenses	2,272,642	2,123,589

Income tax expenses	732,452	672,581

Results of operations from producing activities (excluding corporate overhead)	$1,540,190	$1,451,008

Costs incurred in oil and gas activities:

There were no major costs, with the exception of severance taxes, incurred in connection with the Company’s oil and gas operations (which are conducted entirely within the United States) at December 31, 2005 and 2004.

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

Company’s share of oil and gas produced from royalty interests:

	2005	2004
Net gas produced (MCF)	288,017	159,889
Net oil produced (Bbl)	19,327	28,265

Note 4. Income Taxes

The Company files federal income tax returns on a calendar year basis.

The net deferred tax liability in the accompanying balance sheet includes the following components at December 31, 2005 and 2004:

	2005		2004
	Current	Non-Current	Current	Non-Current
Deferred tax assets	$487	$—	$230	$—
Deferred tax liabilities	(44,193)	(166,833)	(34,556)	—
Deferred tax liabilities on unrealized appreciation of securities available for sale	(19,278)	—	(32,594)	—

Net deferred tax liability	$(62,984)	$(166,833)	$(66,920)	$—

A reconciliation between income taxes, computed by applying statutory tax rates to income before income taxes and income taxes provided at December 31, 2005 and 2004 is as follows:

	2005	2004
Tax at statutory rates	$783,282	$784,871
Tax effect of the following:
Statutory depletion	(106,256)	(110,549)
Dividend exclusion	(6,495)	(3,777)
State income tax	44,294	58,607
Other	27,660	2,985

	$742,485	$732,137

Deferred income taxes result from timing differences in the recognition of revenue and expenses for tax and financial statement purposes. The effect of these timing differences at December 31, 2005 and 2004 is as follows:

	2005		2004
	Current	Non-Current	Current	Non-Current
Conversion of investment from tax cash basis to accrual basis for financial reporting	$(43,706)	$—	$(33,726)	$—
Excess of depreciation and depletion expensed for tax purposes (under) amount expensed for financial statement purposes	—	(600)	(600)	—
Casualty loss	—	(121,239)	—	—
Deferred gain	—	(44,994)	—	—
Unrealized gain on marketable securities	(19,278)	—	(32,594)	—

	$(62,984)	$(166,833)	$(66,920)	$—

Note 5. Line of Credit

As of December 31, 2005, the Company had available an unsecured line of credit in the amount of $1,000,000. The balance on this line of credit was $-0- at December 31, 2005 and 2004.

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

Following is a summary of segmented information for 2005 and 2004:

	2005	2004
REVENUES
Oil and gas properties	$2,411,294	$2,292,657
Agricultural properties	149,735	174,203
Timber properties	89,011	253,398

	$2,650,040	$2,720,258

COSTS AND EXPENSES
Oil and gas properties	$138,652	$169,068
Agricultural properties	15,835	5,511
Timber properties	75,760	62,257

	$230,247	$236,836

INCOME FROM OPERATIONS
Oil and gas properties	$2,272,642	$2,123,589
Agricultural properties	133,900	168,692
Timber properties	13,251	191,141

	2,419,793	2,483,422

OTHER (EXPENSE)	(116,022)	(174,979)

INCOME BEFORE INCOME TAXES	$2,303,771	$2,308,443

IDENTIFIABLE ASSETS
Oil and gas properties	$322,971	$322,225
Agricultural properties	2,364,591	2,364,591
Timber properties	1,499,806	1,499,806

GENERAL CORPORATE ASSETS	4,978,864	3,996,668

TOTAL ASSETS	$9,166,232	$8,183,290

	2005	2004
CAPITAL EXPENDITURES
Oil and gas properties	$—	$—
Agricultural properties	—	1,195
Timber properties	—	13,812

	$—	$15,007

DEPRECIATION, DEPLETION AND AMORTIZATION
Agricultural properties	$10,109	$—
Timber properties	31,380	33,728

	$41,489	$33,728

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

The following summarizes major customer information at December 31, 2005 and 2004 from oil and gas revenues:

Sales to Purchaser as a Percentage of

	Total Revenues
Purchaser	2005	2004
Cox and Perkins	27%	34%
Unit Petroleum	27%	15%

Note 7. Related Party Transactions

In 1990, the Company purchased interests in properties managed by Walker Louisiana Properties (WLP), such properties being subject to a management agreement.

Note 8. Supplementary Income Statement Information

Taxes, other than income taxes, of $217,623 and $238,215, were charged to expense during 2005 and 2004, respectively.

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

Securities available-for-sale:

Debt and equity securities were valued at fair value, which equals quoted market price.

The estimated fair value of the Company’s financial instruments at December 31, 2005 and 2004 are as follows. Amounts are presented in thousands.

	2005		2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets
Cash and cash equivalents	$920	$920	$1,214	$1,214
Securities available for sale	3,283	3,283	2,243	2,243

	$4,203	$4,203	$3,457	$3,457

CKX LANDS, INC.

PROPERTY, PLANT AND EQUIPMENT

Years Ended December 31, 2005 and 2004

	Balance, Beginning of Period	Additions	Adjustments and Retirements	Balance, End of Period
2005

Other property:
Buildings and equipment	$77,321	$—	$117	$77,204
Timber	852,942	—	7,220	845,722
Land	3,887,776	110,779	—	3,998,555

	$4,818,039	$110,779	$7,337	$4,921,481

2004

Other property:
Buildings and equipment	$79,904	$7,785	$10,368	$77,321
Timber	842,434	13,812	3,304	852,942
Land	3,891,610	1,195	5,029	3,887,776

	$4,813,948	$22,792	$18,701	$4,818,039

CKX LANDS, INC.

ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

Years Ended December 31, 2005 and 2004

	Balance, Beginning of Period	Additions	Adjustments and Retirements	Balance, End of Period
2005

Other property:
Buildings and equipment	$65,351	$4,927	$521	$69,757
Timber	377,187	24,287	—	401,474

	$442,538	$29,214	$521	$471,231

2004

Other property:
Buildings and equipment	$67,224	$5,172	$7,045	$65,351
Timber	343,459	33,728	—	377,187

	$410,683	$38,900	$7,045	$442,538

CKX LANDS, INC.

QUARTERLY FINANCIAL DATA

(UNAUDITED)

Amounts in thousands, except per share:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenues:
2005	$610	$638	$658	$744	$2,650
2004	528	615	810	767	2,720

Operating income:
2005	450	501	512	623	2,086
2004	382	494	670	599	2,145

Net income:
2005	327	362	367	505	1,561
2004	275	412	467	422	1,576

Net income per share:
2005	.17	.19	.19	.25	.80
2004	.14	.21	.24	.22	.81

Cash dividends per share:
2005	.17	.07	.07	.07	.38
2004	.07	.07	.07	.07	.28

Shares outstanding:
2005	1,942	1,942	1,942	1,942	1,942
2004	1,942	1,942	1,942	1,942	1,942