Form 10QSB
period 2006-03-31
CKX Lands Inc
filed 2006-05-10
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number 0-9669

CKX LANDS, INC.

(Exact name of small business issuer as specified in its charter)

Louisiana	72-0144530
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Lakeside Plaza, Lake Charles, Louisiana 70601

(Address of principal executive offices)

337-310-0547

(Issuer’s telephone number)

______________________________________________________________________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ☒

CKX Lands, Inc.

Form 10-QSB

For the Quarter Ended March 31, 2006

Part I. Financial Information

Item 1.	Financial Statements

CKX Lands, Inc.

Balance Sheet

Assets

March 31, 2006
Current Assets
Cash and cash equivalents	$1,726,146
Accounts receivables	372,340
Prepaid expense and income tax	13,058
Interest receivable	8,957

Total Current Assets	2,120,501

Securities Available for Sale	2,976,435

Property and Equipment (less accumulated depreciation of $70,957)	6,247
Timber (less accumulated depletion of $410,353)	442,464
Land	3,998,555

4,447,266

$9,544,202

See accompanying notes

CKX Lands, Inc.

Balance Sheet

Liabilities & Stockholders’ Equity

March 31, 2006
Current Liabilities
Trade payables and accrued expenses	$67,379
Dividend payable	330,224
Income taxes payable:
Current	60,943
Deferred	77,552

Total Current Liabilities	536,098

Non-current Liabilities
Deferred income tax payable	166,833

Stockholders’ Equity
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	$72,256
Retained earnings	9,091,177
Accumulated other comprehensive income	53,354

9,216,787
Less cost of treasury stock (157,505 shares)	375,516

8,841,271

$9,544,202

See accompanying notes

CKX Lands, Inc.

Statements of Income

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Revenues:
Oil and gas	$578,508	$548,595
Agriculture	57,139	58,496
Timber	19,819	2,992

	655,466	610,083

Costs and expenses:
Oil and gas production	30,736	43,482
Agriculture	1,410	417
Timber	13,586	10,288
General and administrative	116,019	104,724
Depreciation and depletion	2,984	1,559

	164,735	160,470

Income from operations	490,731	449,613

Other income(expense):
Gain-Sale of assets	7,285
Interest income	33,285	12,949
Dividends on stock	7,454	6,399

	48,024	19,348

Income before income taxes	538,755	468,961

Federal and state income taxes:
Current	167,510	142,193
Deferred

	167,510	142,193

Net Income	$371,245	$326,768

Per common stock (2006; 1,942,495 shares;
2005; 1,942,495 shares)	$.19	$.17
Dividends per share	$.17	$.17

See accompanying notes

CKX Lands, Inc.

Statement of Changes in Cash Flows

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Cash Flows From Operating Activities
Net Income	$371,245	$326,768
Noncash (income) expenses included in net income:
Depreciation and depletion	2,984	1,589
(Gain) on sale of assets
(Increase) decrease in current assets	118,352	(6,314)
Increase (decrease) in current liabilities	99,096	348,949

Net cash provided by operating activities	591,677	670,962

Cash Flows From Investing Activities
Proceeds from sale of land
Purchase of available for sale securities	(4,888)	(494,751)
Sale of available for sale securities	347,658
Purchase of property, equipment and timber		(3,234)

Net cash provided by (used in) investing activities	342,770	(497,985)

Cash Flows From Financing Activities
Dividends paid net of refunds	(128,790)	(330,449)

Net cash (used in) investing activities	(128,790)	(330,449)

Net increase (decrease) in cash and cash equivalents	805,657	(157,472)
Cash and cash equivalents:
Beginning	920,489	1,214,405

Ending	$1,726,146	$1,056,933

See accompanying notes

CKX Lands, Inc.

Statement of Changes in Stockholders’ Equity

Quarter Ended March 31, 2005

	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
Balance, December 2004		$8,220,502	$50,781	$72,256	$375,516
Comprehensive income:
Net income	$326,768	326,768
Other comprehensive income:
Unrealized holdings loss occurring during period net of taxes of $13,953	(20,929)		(20,929)

Total comprehensive income	$305,839

Dividends		(330,449)

Balance, March 31, 2005		$8,216,821	$29,852	$72,256	$375,516

Quarter Ended March 31, 2006

	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
Balance, December 31, 2005		$9,042,971	$31,503	$72,256	$375,516
Comprehensive income:
Net income	$371,245	371,245
Other comprehensive income:
Unrealized holdings gain occurring during period net of taxes of $14,568	21,851		21,851

Total comprehensive income	$393,096

Dividends		(323,039)

Balance, March 31, 2006		$9,091,177	$53,354	$72,256	$375,516

See accompanying notes

CKX Lands, Inc.

Notes to Financial Statements

March 31, 2006

(Unaudited)

Note 1.	Basis of Presentation

In the opinion of management, the accompanying balance sheet and related interim statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in accordance with generally accepted accounting principles of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the CKX Lands, Inc. 2005 Form 10-KSB.

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

Results of Operations

Revenue

Revenue for the first quarter of 2006 was up 7.4% over the first quarter of 2005 due to an increase in oil and gas revenues of $29,913 and an increase in timber revenues of $16,827. The timber income of $19,819 in the first quarter of 2006 was all from salvage operations following Hurricane Rita.

Oil and gas royalty income increased $39,778 in the first quarter of 2006 over the first quarter of 2005 while mineral lease income and seismic permits decreased $9,865 in 2006 from 2005.

Total production of both oil and gas declined in the first quarter of 2006 as compared to both the fourth quarter of 2005 as well as the first quarter of 2005. Below are comparative results for the three periods of production from the seven largest fields.

	Three months Ended March 31, 2006	Three months Ended December 31, 2005	Three months Ended March 31, 2005
Oil income	$173,194	$207,558	$189,615
Barrels produced	2,857	3,381	4,181
Average price per barrel	$60.62	$61.39	$45.35

Gas income	$298,563	$363,417	$242,356
MCF produced	22,669	35.764	31,735
Average price per mcf	$13.17	$10.16	$7.64

Increased oil and gas prices in the first quarter of 2006 over the first quarter of 2005 more then offset substantial decreases in production in the first quarter of 2006 compared to the first quarter of 2005. The largest declines in both oil and gas production between the first quarter of 2005 and the first quarter of 2006 occurred in the South Gordon field and the Castor Creek field. Both oil and gas production declined in the South Gordon field from the fourth quarter of 2005 to the first quarter of 2006, whereas production of both oil and gas from the Castor Creek field increased from the fourth quarter of 2005 to the first quarter of 2006.

There were three new wells completed in the first quarter of 2006 in which the Company had partial interests. It is not anticipated that we will receive any income from any of these wells nor receive any production information until the end of the second quarter, 2006.

Operating Expenses

Operating expenses increased $4,265 or 2.7% during the first quarter of 2006 over the same period in 2005. The largest increase was $19,300 for auditing included in general and administrative.

Financial Condition

Current assets plus securities available for sale totaled $5,096,936 on March 31, 2006, compared with $4,715,982 on December 31, 2005, and $4,116,503 on March 31, 2005. Total liabilities were $702,931 on March 31, 2006, compared to $395,018 on December 31, 2005, and $550,263 on March 31, 2005.

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions.

The Company declared the normal seven cents per common share during the quarter ended March 31, 2006, plus an extra dividend of ten cents per common share. It is anticipated that the Company will be able to continue paying a seven cents per common share dividend per quarter.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a -15(e) as of March 31, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Part II. Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on April 20, 2006.

The following proposals were adopted by the margins indicated:

1.	To elect a Board of Directors to hold office until their successors are elected and qualified.

	Number of Shares
	For	Withheld
William D. Blake	1,310,016	1,400
Arthur Hollins, III	1,309,966	1,450
Laura Leach	1,309,866	1,550
Frank O. Pruitt	1,309,916	1.500
B. James Reaves, III	1,309,866	1,550
Mary W. Savoy	1,309,916	1,500
Gray Stream	1,309,666	1,750
Michael P. Terranova	1,309,916	1,500
Charles D. Viccellio	1,309,916	1,500
Mary Leach Werner	1,287,271	24,145

2.	To approve McElroy, Quirk & Burch APC as auditors for 2006.

For	1,304,357
Against	350
Abstain	6,709

Item 6.	Exhibits and Reports on Form 8-K

(A)	Exhibits

31.1	Certification of Arthur Hollins, III, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of Michael P. Terranova, Treasurer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)	Reports on Form 8-K

On April 24, 2006, we filed a Current Report on Form 8-K announcing the election of Michael P. Terranova as Treasurer and Chief Financial Officer to succeed William D. Blake, who retired as Vice-President and Treasurer. Both Mr. Blake and Mr. Terranova continue as Directors.

Items 1, 2, 3 and 5 are not applicable.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKX Lands, Inc.

Date: May 8, 2006	/s/ Michael P. Terranova
Michael P. Terranova
Treasurer and Chief Financial Officer

/s/ Arthur Hollins, III
Arthur Hollins, III
President and Chief Executive Officer