Form 10QSB
period 2006-06-30
CKX Lands Inc
filed 2006-08-10
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

CKX Lands, Inc.

Form 10-QSB

For the Quarter Ended June 30, 2006

Part I. Financial Information

Item 1. Financial Statements

CKX Lands, Inc.

Balance Sheet

Assets

June 30, 2006
Current Assets

Cash and cash equivalents	$2,009,197
Accounts receivables	460,853
Prepaid expense	43,911
Interest receivable	11,788

Total Current Assets	2,525,749

Securities Available for Sale	2,479,029

Property and Equipment (less accumulated depreciation of $72,157)	5,047
Timber (less accumulated depletion of $412,138)	440,680
Land	3,998,555

4,444,282

$9,449,060

See accompanying notes

CKX Lands, Inc.

Balance Sheet

Liabilities & Stockholders’ Equity

June 30, 2006
Current Liabilities

Trade payables and accrued expenses	$37,177
Income taxes payable:
Current	21,935
Deferred	76,513

Total Current Liabilities	135,625

Non-Current Liabilites
Deferred income tax payable	166,833

Stockholders’ Equity

Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	$72,256
Retained earnings	9,393,235
Accumulated other comprehensive income	56,627

9,522,118

Less cost of treasury stock (157,505 shares)	375,516

9,146,602

$9,449,060

See accompanying notes

CKX Lands, Inc.

Statements of Income

	Quarter Ended June 30, 2006	Quarter Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Revenues:
Oil and gas	$640,348	$566,943	$1,218,856	$1,115,538
Agriculture	17,119	27,289	74,258	85,785
Timber	48,236	43,736	68,055	46,728

	705,703	637,968	1,361,169	1,248,051

Costs and expenses:
Oil and gas production	31,431	23,103	62,167	66,585
Agriculture	278	827	1,688	1,244
Timber	6,970	4,822	20,556	15,110
General and administrative	79,233	103,205	195,252	207,929
Depreciation and depletion	2,984	5,226	5,968	6,785

	120,896	137,183	285,631	297,653

Income from operations	584,807	500,785	1,075,538	950,398

Other income (expense):
Gain-Sale of land	6,028		6,028
Interest income	34,086	16,172	67,371	29,121
Dividends on stock	18,747	6,472	26,201	12,871
Gain-Sale of Securities	304		7,589

	59,165	22,644	107,189	41,992

Income before income taxes	643,972	523,429	1,182,727	992,390

Federal and state income taxes:
Current	198,753	161,669	366,263	303,862
Deferred

	198,753	161,669	366,263	303,862

Net Income	$445,219	$361,760	$816,464	$688,528

Per common stock (1,942,495 shares)	$.23	$.19	$.42	$.35

Dividends per share	$.07	$.07	$.24	$.24

See accompanying notes

CKX Lands, Inc.

Statement of Changes in Cash Flows

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Cash Flows From Operating Activities

Net Income	$816,464	$688,528

Noncash (income) expenses included in net income:
Depreciation and depletion	5,968	6,785
(Gain) on sale of land	(6,028)
(Gain) on sale of securities	(7,589)
(Increase) decrease in current assets	(3,845)	(52,318)
Increase (decrease) in current liabilities	(92,560)	35,489

Net cash provided by operating activities	712,410	678,484

Cash Flows From Investing Activities
Proceeds from sale of land	6,028
Purchase of available for sale securities		(580,697)
Sale of available for sale securities	836,469
Purchase of property, equipment and timber		(6,834)

Net cash provided by (used in) investing activities	842,497	(587,531)

Cash Flows From Financing Activities
Dividends paid net of refunds	(466,199)	(466,426)

Net cash (used in) investing activities	(466,199)	(466,426)

Net increase (decrease) in cash and cash equivalents	1,088,708	(375,473)

Cash and cash equivalents:
Beginning	920,489	1,214,405

Ending	$2,009,197	$838,932

See accompanying notes

CKX Lands, Inc.

Statement of Changes in Stockholders’ Equity

Six Months Ended June 30, 2005

	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
Balance, December 2004		$8,220,502	$50,781	$72,256	$375,516

Comprehensive income:
Net income	$688,528	688,528

Other comprehensive income:
Unrealized holdings loss occurring during period net of taxes of $5,024	(7,858)		(7,858)

Total comprehensive income	$680,670

Dividends		(466,425)

Balance, June 30, 2005		$8,442,605	$42,923	$72,256	$375,516

Six Months Ended June 30, 2006

	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
Balance, December 2005		$9,042,970	$31,502	$72,256	$375,516

Comprehensive income:
Net income	$816,464	816,464

Other comprehensive income:
Unrealized holdings gain occurring during period net of taxes of $13,509	25,125		25,125

Total comprehensive income	$841,589

Dividends		(466,199)

Balance, June 30, 2006		$9,393,235	$56,627	$72,256	$375,516

See accompanying notes

CKX Lands, Inc.

Notes to Financial Statements

June 30, 2006

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

Results of Operations

Revenue

Revenue for the first six months of 2006 was $1,361,169 an increase of $113,118 or 9.1% over the first six months of 2005. Revenue for the quarter ended June 30, 2006 was $705,703 or 10.6% over the corresponding quarter of 2005. Revenues from agriculture and timber for the first six months of 2006 were down slightly from the first six months of 2005. Oil and gas income was up in 2006 over 2005 for both the first six months and the second quarter periods.

Shown below are comparisons for the two periods of oil and gas production and income from the seven largest interests owned by the Company

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Oil Income	$418,850	$371,923
Barrels produced	6,784	7,760
Average price per barrel	$61.74	$49.92

Gas income	$517,267	$475,869
MCF produced	45,262	62,494
Average price per mcf	$11.42	$7.61

Increased oil and gas prices in the first six months of 2006 over the first six months of 2005 yielded higher oil and gas revenue despite a decline in barrels of oil produced and MCF of gas production.

There are no new well completed in the second quarter of 2006.

Operating Expenses

Operating expenses decreased $12,022 or 4% during the first six months of 2006 over the same period in 2005. The general and administrative expenses decreased by $12,677 compared to the first six months of 2005.

Income

Net income after taxes for the quarter ended June 30, 2006 increased $83,459 or 23.1% over the second quarter of 2005. Net income after tax for the first six months of 2006 was $127,936 higher than in 2005, and income from operations was $125,140 higher in 2006 than in 2005.

Financial Condition

Current assets plus securities available for sale totaled $5,004,778 on June 30, 2006, compared with $4,052,453 on June 30, 2005. Total liabilities were $302,458 on June 30, 2006, compared to $245,732 on June 30, 2005.

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions.

The Company declared the normal seven cents per common share during the quarter ended June 30, 2006. It is anticipated that the Company will be able to continue paying a seven cents per common share per quarter.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a -15(e) as of June 30, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

CKX Lands, Inc.

Date: August 4, 2006	/s/ Michael P. Terranova
Michael P. Terranova
Treasurer and Chief Financial Officer

/s/ Arthur Hollins III
Arthur Hollins, III
President and Chief Executive Officer