Form 10QSB
period 2006-09-30
CKX Lands Inc
filed 2006-11-13
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

For the Quarter Ended September 30, 2006

Part I. Financial Information

Item 1.	Financial Statements

CKX Lands, Inc.

Balance Sheet

Assets

September 30, 2006
Current Assets
Cash and cash equivalents	$2,332,714
Accounts receivables	381,430
Prepaid expense	55,277
Interest receivable	27,287

Total Current Assets	2,796,708

Securities Available for Sale	2,570,400

Property and Equipment (less accumulated depreciation of $84,057)	92,990
Timber (less accumulated depletion of $421,470)	431,348
Land	3,998,555

4,522,893

$9,890,001

See accompanying notes

CKX Lands, Inc.

Balance Sheet

Liabilities & Stockholders’ Equity

September 30, 2006
Current Liabilities
Trade payables and accrued expenses	$61,045
Dividends Payable	135,971
Income taxes payable:
Deferred	102,931

Total Current Liabilities	299,947

Non-Current Liabilities
Deferred income tax payable	166,833

Stockholders’ Equity
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	$72,256
Retained earnings	9,604,901
Accumulated other comprehensive income	121,580

9,798,737
Less cost of treasury stock (157,505 shares)	375,516

9,423,221

$9,890,001

See accompanying notes

CKX Lands, Inc.

Statements of Income

	Quarter Ended September 30, 2006	Quarter Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Revenues:
Oil and gas	$497,302	$608,948	$1,716,158	$1,724,486
Agriculture	50,545	44,189	124,803	129,974
Timber	75,214	5,108	143,269	51,836

	623,061	658,245	1,984,230	1,906,296

Costs and expenses:
Oil and gas production	24,580	39,569	86,747	106,154
Agriculture	952	1,967	2,640	3,211
Timber	14,245	42,011	21,901	57,121
General and administrative	70,416	61,229	265,668	269,158
Depreciation and depletion	10,617	1,750	29,485	8,535

	120,810	146,526	406,441	444,179

Income from operations	502,251	511,719	1,577,789	1,462,117

Other income (expense):
Gain-Sale of land	429		6,457
Interest income	19,028	20,974	93,988	50,095
Dividends on stock	6,427	7,195	32,628	20,066
Gain-Sale of Securities	7,589		7,589

	33,473	28,169	140,662	70,161

Income before income taxes	535,724	539,888	1,718,451	1,532,278

Federal and state income taxes:
Current	188,088	170,704	554,351	474,566
Deferred

	188,088	170,704	554,351	474,566

Net Income	$347,636	$369,184	$1,164,100	$1,057,712

Per common stock (1,942,495 shares)	$.18	$.19	$.60	$.54
Dividends per share	$.07	$.07	$.31	$.31

See accompanying notes

CKX Lands, Inc.

Statement of Changes in Cash Flows

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Cash Flows From Operating Activities
Net Income	$1,164,100	$1,057,712
Noncash (Income) expenses included in net income:
Depreciation and depletion	27,200	8,535
Timber loss		28,666
(Gain) on sale of land	(6,457)
(Gain) on sale of assets	(7,589)
(Increase) decrease in current assets	48,713	(39,320)
Increase (decrease) in current liabilities	31,815	35,824

Net cash provided by operating activities	1,257,782	1,091,417

Cash Flows From Investing Activities
Proceeds from sale of land	6,456
Purchase of available for sale securities	(511,713)	(1,582,042)
Sale of available for sale securities	1,361,712	999,993
Purchase of property, equipment and timber	(99,842)	(11,736)

Net cash provided by (used in) investing activities	756,613	(593,785)

Cash Flows From Financing Activities
Dividends paid net of refunds	(602,170)	(602,623)

Net cash (used in) investing activities	(602,170)	(602,623)

Net increase (decrease) in cash and cash equivalents	1,412,225	(104,991)
Cash and cash equivalents:
Beginning	920,489	1,214,405

Ending	$2,332,714	$1,109,414

See accompanying notes

CKX Lands, Inc.

Statement of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2005

	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
Balance, December 2004		$8,220,502	$50,781	$72,256	$375,516
Comprehensive income:
Net income	$1,057,712	1,057,712
Other comprehensive income:
Unrealized holdings loss occurring during period net of taxes of $17,034	(25,552)		(25,552)

Total comprehensive income	$1,032,160

Dividends		(602,622)

Balance, September 30, 2005		$8,675,592	$25,229	$72,256	$375,516

Nine Months Ended September 30, 2006

	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
Balance, December 2005		$9,042,970	$31,502	$72,256	$375,516
Comprehensive income:
Net income	$1,164,100	1,164,100
Other comprehensive income:
Unrealized holdings gain occurring during period net of taxes of $39,947	90,078		90,078

Total comprehensive income	$1,074,022

Dividends		(602,170)

Balance, September 30, 2006		$9,604,900	$121,580	$72,256	$375,516

See accompanying notes

CKX Lands, Inc.

Notes to Financial Statements

September 30, 2006

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

Results of Operations

Revenue

Revenue for the first nine months of 2006 was $1,984,230 an increase of $77,934 or 4.01% over the first nine months of 2005. Revenue for the quarter ended September 30, 2006 was $623,061 or 5.3% decline from the corresponding quarter of 2005. Revenues from agriculture for the first nine months of 2006 were approximately the same as for the first nine months of 2005. Timber income was up $91,427 during the first nine months of 2006 compared to the same period in 2005. In 2005 income was decreased by Hurricane Rita and part of the income in 2006 was from salvaging trees downed by Hurricane Rita. Oil and gas income was down in 2006 over 2005 for both the first nine months and the third quarter periods.

Shown below are comparisons for the two periods of oil and gas production and income from the seven largest interests owned by the Company.

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Oil Income	$626,899	$508,020
Barrels produced	10,067	14,144
Average price per barrel	$62.28	$50.08

Gas income	$620,145	$653,010
MCF produced	77,169	84,239
Average price per mcf	$8.04	$7.75

Increased oil and gas prices from 2005 to 2006 more than offset decreased production from depleting fields. Total oil and gas income for the first nine months of 2006 decreased $8,318, from the first nine months of 2005 due to a decrease of $113,989 in lease income.

The third quarter of 2006 reflects $43,502 in oil and gas income from a new well in South Lake Charles. Mayne & Mertz has completed the Walker 22 #1 well currently producing 4,000 mcf of gas and 232 barrels of oil per day in the Bon Air Field. CKX owns approximately 2.9% of the income which will begin to be received in the fourth quarter of 2006. Mayne & Mertz has subsequently completed CKX Lands, Inc. #1 in the same field but it has yet to be tested and income is not expected until 2007. The Company will own approximately 3.9% of this production.

Walker Louisiana Properties had executed a buy-sell agreement for twenty acres on Southpark Road at $20,000 per acre. The purchase option expired in October, 2006 and the prospective purchasers forfeited their deposit.

Operating Expenses

Operating expenses decreased $37,738 or 8.5% during the first nine months of 2006 over the same period in 2005. The general and administrative expenses decreased by $3,490 compared to the first nine months of 2005.

Income

Net income after taxes for the quarter ended September 30, 2006 decreased $21,548 or 5.84% less than the third quarter of 2005. Net income after tax for the first nine months of 2006 was $106,388 higher than in 2005, and income from operations was $115,672 higher in 2006 than in 2005.

Financial Condition

Current assets plus securities available for sale totaled $5,367,108 on September 30, 2006, compared with $4,281,582 on September 30, 2005. Total current liabilities were $299,947 on September 30, 2006, compared to $234,057 on September 30, 2005.

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions.

The Company declared the normal seven cents per common share during the quarter ended September 30, 2006. It is anticipated that the Company will be able to continue paying a seven cents per common share per quarter.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a -15(e) as of September 30, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

CKX Lands, Inc.

Date: November 9, 2006	/s/ Michael P. Terranova
Michael P. Terranova
Treasurer and Chief Financial Officer

/s/ Arthur Hollins, III
Arthur Hollins, III
President and Chief Executive Officer