Form 10KSB
period 2006-12-31
CKX Lands Inc
filed 2007-03-09
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number 0-9669

CKX LANDS, INC.

(Name of small business issuer in its charter)

Louisiana	72-0144530
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Lakeside Plaza, Lake Charles, Louisiana	70601
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (337) 310-0547

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock with no par value	American Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State issuer’s revenues for its most recent fiscal year. $2,691,117.

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. ( See definition of affiliate in Rule 12b-2 of the Exchange Act.). $20,545,774 (based on a $12.91 closing price on the American Stock Exchange on January 31, 2007).

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Stock, No Par Value, 1,942,495 shares outstanding at March 7, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement prepared in connection with the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 9, 10, 11, 12 and 14 of this Annual Report on Form 10-KSB.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

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

The Company’s shares are listed on the American Stock Exchange, under the symbol CKX. As of March 7, 2007, there were 1,942,495 shares outstanding. The Company has revenues less than $25,000,000 and its public float in 2006 was less than $25,000,000, consequently the Company is a small business issuer under the Securities Exchange Commission regulations.

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

Oil and gas royalties are paid by the operators who own the wells. Timber income is paid by the highest bidder of the timber. There are several mills in the immediate area that compete for timber. All of the agriculture income comes from tenants who pay annual cash rents. The prices paid for oil, gas and timber depend on national and international market conditions. Oil and gas operations produced 82.2% of the Company’s revenues in 2006 and 91.0% in 2005.

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

Customers

The Company’s customers are those who have mineral leases on the Company’s property or purchase the timber in competitive bids or execute farming leases. The largest customers are the oil and gas operators under the mineral leases. The Company received 19.1% of revenues from Unit Petroleum Co. for royalties from the Castor Creek Field and 16.1% of revenues from Cox & Perkins for royalties from the South Gordon Field. Termination of production from either field would have a material adverse effect on the Company.

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

The Company owns a total of 13,889 net acres in the Parishes of Allen, Beauregard, Calcasieu, Cameron, Jefferson Davis, LaFourche, Sabine, St. Landry and Vermilion in Louisiana. Most of the acreage is in Southwest Louisiana within 65 miles of the City of Lake Charles. Much of this land is owned in indivision. Ownership is as follows:

100% Ownership	7,084 acres
40% Ownership of 1,748 acres with Walker Louisiana Properties	648 acres
50% Ownership of 440 acres with Prairie Land Company	220 acres
16.667% Ownership of 35,621 acres comprising Walker Louisiana Properties	5,937 acres

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

The table below shows, for the years ended December 31, 2006, and December 31, 2005, the Company’s net gas produced in thousands of cubic feet (MCF) and net oil produced in barrels (Bbl) and average sales prices relating to oil and gas attributable to the royalty interests of the Company.

	Year Ended 12/31/06	Year Ended 12/31/05
Net gas produced (MCF)	111,839	151,764
Average gas sales price (per MCF) 1	$8.56	$7.93
Net oil produced (Bbl) 2	15,291	15,337
Average oil sales price (per Bbl) 1	$64.51	$52.67

1.	Before deduction of production and severance taxes.
2.	Excludes plant products.

Item 3.	LEGAL PROCEEDINGS

The Company owns a 5.56% undivided interest in 104 acres in Calcasieu Parish and a co-owner has sued for partition. This action is beneficial to the Company. With this exception the Company was not involved in any legal proceedings as of December 31, 2006.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended December 31, 2006.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the American Stock Exchange under the trading symbol CKX since its listing on December 8, 2003. Prior to the listing there was no established public trading market for the Common Stock and there had been only limited and sporadic trading in the Common Stock, principally among its shareholders. On February 23, 2007, there were approximately 620 stockholders of record. The Company believes that there are approximately 770 beneficial owners of its Common Stock. There were no sales of unregistered securities of the Company and no purchases of equity securities of the Company during 2006 by the Company. The following table sets forth the high and low sales prices reported on the American Stock Exchange for the Common Stock by quarter during 2006 and 2005.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock price per share 2006
high	$13.23	$15.50	$13.00	$14.75
low	$9.55	$11.50	$11.65	$10.75
Common stock price per share 2005
high	$20.30	$16.50	$16.90	$12.50
low	$9.30	$11.11	$11.75	$8.90

The Company has paid cash dividends since 1990. The Company is currently paying a quarterly dividend of 7¢ per share and intends to maintain quarterly dividends. In addition the Company paid an extra dividend of 10¢ per share to shareholders of record March 27, 2006, and declared another extra dividend of $1.00 per share payable to shareholders of record December 28, 2006. A summary of cash dividends is set forth in the table on page 33 of this Annual Report on Form 10-KSB

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

CKX has small interests in 41 different oil and gas fields. The size of the interest is determined by the Company’s net ownership in the acreage unit for the well. CKX’s interests range from .0033% for the smallest to 4.166% for the largest. As the Company doesn’t own or operate the wells it doesn’t have access to any reserve information.

Eventually, the oil and gas under the Company’s current land holdings will be depleted. The Company is constantly looking for additional land to be purchased in our immediate area. We are primarily looking for timberland that has mineral potential.

Results of Operations

Fiscal Year 2006 Compared to Fiscal Year 2005

Revenues for 2006 were $2,691,117, an increase of 1.02% compared with revenues of $2,650,040 reported for 2005.

Oil and gas revenues decreased $198,907 or 8.2% to $2,212,387 in 2006. Oil and gas revenues consist of royalty, lease rental and geophysical revenue. Royalty revenue decreased by $136,313 or 6.3% and lease rentals decreased by $62,947 or 25.4% from 2005. Geophysical revenues remained flat at approximately $16,000 for both 2006 and 2005.

Gas production decreased 39,925 MCF and the average gas sales price per MCF increased by 6.3% resulting in a decrease $277,714. While revenue from oil production increased by $141,401 due to an increase of 11.8% in average oil sales price and an offsetting reduction in production of approximately 46 barrels.

The following six fields produced 83% and 72% of the Company’s oil and gas revenues in 2006 and 2005, respectively. This following schedule shows the number of barrels of oil (Bbl Oil) and MCF of gas (MCF Gas) produced in 2006 and 2005.

	Bbl Oil		MCF Gas
Field	2006	2005	2006	2005
Castor Creek	808	1,456	43,511	60,171
South Gordon	5,659	7,469	8,755	12,646
Vinton	3,967	3,361	None	None
South Jennings	1,405	431	17,364	34,203
South Lake Charles	565	N/A	5,714	N/A
Northwest Vinton	297	467	4,745	5,737

All of the decreases were due to depletion. The increase at South Jennings was due to new wells. The South Lake Charles field came on line in 2006 with one producing well at year end.

As of December 31, 2006, the Company was a lessor in forty-three active mineral leases on forty-two separate tracts. The total acreage leased is 3,283. The Company’s net acres leased are 856 acres. The acreage is located in five different parishes.

During 2005, the Company saw greater oil and gas leasing activity than in prior years. During 2006, drilling activity began on a number of leases thus eliminating lease payments.

Agriculture income increased by $59,347 or 39.6% to $209,082. $52,026 of this increase was due to higher right of way fees.

Timber increased by $180,637 to $269,648, an increase of 203% over 2005. This increase is primarily attributable to a rebound from the effects of Hurricane Rita. As noted in 2005, the timing of Hurricane Rita adversely impacted our normal scheduling of timber negotiations and sales in the third and fourth quarters. During 2006, the Company returned to “normal” timber operation. The hurricane also caused a significant decrease in 2005 timber prices due to timber on the ground was for sale at cut-rate prices.

The Company determined that the casualty loss to timber from Hurricane Rita in 2005 was $303,095. This did not effect the income statement since there was no impairment of assets. The value of the Company’s timber exceeds its book value.

Outlook for Fiscal Year 2007

With forty-three active mineral leases there is a good chance that some of these will be drilled and production discovered. The Company has very small interests in five wells that are currently being drilled or tested. CKX has a 0.12% interest in Romero #1 at Bon Air which is producing 700 barrels of oil and 4,800 MCF of gas per day; 2.29% interest in Walker 22 #1 at Bon Air producing 60 barrels of oil and 1,500 MCF of gas per day; and a 3.62% interest in CKX Lands #1 also at Bon Air producing 460 barrels of oil and 3,000 MCF of gas per day. Walker Louisiana Properties began receiving income from the Walker 22 #1 in November, 2006. As of March 8, 2007, the Company has not received any income from the Romero #1 or the CKX Lands #1 and the enclosed financials do not include any income from these two wells.

Agriculture and Timber revenue are projected to remain stable in 2007.

The Company has been advised that Calcasieu Parish will begin construction of an east-west road across the 1,200 acres it co-owns on the south boundary of Lake Charles. The Company owns an undivided one-sixth interest in this property. Walker Louisiana Properties has a letter of intent from a prospective purchaser to buy 100 acres of land on this property on Southpark Road, south of Lake Charles, LA for $1,912,050.

Liquidity and Capital Resources

The Company has no long-term liabilities, contingencies or off balance sheet liabilities. The only material current liability at December 31, 2006, was the dividends on our common stock declared in December and paid in January. Additional sources of liquidity are the Company’s securities available-for-sale and a bank line of credit for $1,000,000.

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

Forward Looking Statements

Certain matters contained in this report are forward-looking statements including, without limitation, the information contained under the heading “Outlook for Fiscal Year 2007” in Item 6 of this report. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information may be obtained by reviewing the information set forth below under “Significant Risk Factors” and information contained in the Company’s reports filed from time to time with the SEC.

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

Commodity Prices

All of the Company’s operating income comes from the sale of commodities produced from its real estate; oil and gas, forest products, agriculture products. Fluctuations in these commodity prices will directly impact net income. In 2006, average gas prices paid to the Company were 6.3% higher than the average in 2005 and average oil prices were 11.8% higher in 2006 than in 2005. Should average oil and gas prices in 2006 revert to the 2005 averages, income before income tax would decline approximately 10%.

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

As of December 31, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006. There have been no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Executive officers of Registrant are as follows:

Name	Age	Position with Registrant
Arthur Hollins, III	76	President, Chief Executive Officer and Director

Brian R. Jones	45	Treasurer and Chief Financial Officer

Charles D. Viccellio	73	Vice President, Secretary and Director

The occupations of such executive officers during the last five years and other principal affiliations are:

Name
Arthur Hollins, III	Director of the Company since 1975; President of the Company since 1979; Mr. Hollins was engaged in various banking positions with First Commerce Corporation prior to 1999.

Brian R. Jones	Treasurer and Chief Financial Officer of the Company since December 1, 2006. Business Consultant since 2002, Vice President and Chief Financial Officer of U.S. Legal Support, Inc. 1999 to 2002.

Charles D. Viccellio	Vice-President and Secretary of the Company since 1997 and Director of the Company since 1996; attorney in the law firm of Stockwell, Sievert, Viccellio, Clements & Shaddock, LLP.

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

Item 13.	EXHIBITS AND REPORTS ON FORM 8-K

List	of Exhibits

3.1	Restated/Articles of Incorporation of the Registrant are incorporated by reference to Exhibit (3)-1 to Form 10 filed April 29, 1981.

3.2	Amendment to Articles of Incorporation of the Registrant is incorporated by reference to Exhibit (3.2) to Form 10-K for year ended December 31, 2003.

3.3	By-Laws of the Registrant are incorporated by reference to Exhibit (3.3) to Form 10-K for year ended December 31, 2003.

23.1	Consent of McElroy, Quirk & Burch filed herewith.

31.1	Certification of Arthur Hollins, III, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of Brian R. Jones, Treasurer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of Arthur Hollins, III, President and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of Brian R. Jones, Treasurer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

Reports	on Form 8-K

On January 20, 2006, we filed a Current Report announcing the engagement of Director Michael P. Terranova to assist management in accounting matters.

On April 20, 2006, we filed a Current Report announcing the election of Michael P. Terranova to the position of Chief Financial Officer and the retirement of William D. Blake who had previously held the position of Vice President, Treasurer and Chief Financial Officer.

November 28, 2006, we filed a Current Report announcing the resignation of Michael P. Terranova as Chief Financial Officer and Board Member and Brian R. Jones had accepted the position of Chief Financial Officer.

December 7, 2006, we filed a Current Report announcing the declaration of an extra dividend of $1.00 per common share in addition to the quarterly dividend of seven cents per common share.

Item 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information required by Item 13 is included in the Registrant’s definitive proxy statement to be filed pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2007.

CKX LANDS, INC.

BY:	/s/ Brian R. Jones
Name:	Brian R. Jones
Title:	Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated with regard to CKX Lands, Inc. on March 7, 2007.

/s/ Arthur Hollins, III	President and Chief Executive Officer (Principal Executive Officer and Director)
Arthur Hollins, III

/s/ Brian R Jones	Treasurer and Chief Financial Officer (Principal Financial Officer)
Brian R. Jones

/s/ Charles D. Viccellio	Vice President & Secretary (Director)
Charles D. Viccellio

/s/ William D. Blake	Director
William D. Blake

/s/ Laura A. Leach	Director
Laura A. Leach

/s/ Frank O. Pruitt	Director
Frank O. Pruitt

/s/ B. James Reaves, III	Director
B. James Reaves, III

/s/ Mary W. Savoy	Director
Mary W. Savoy

/s/ William Gray Stream	Director
William Gray Stream

/s/ Mary L. Werner	Director
Mary L. Werner

CKX LANDS, INC.

SCHEDULE OMITTED

Schedules, other than those listed above, have been omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

[MCELROY, QUIRK & BURCH LETTERHEAD]

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors

CKX Lands, Inc.

Lake Charles, Louisiana

We have audited the accompanying balance sheets of CKX Lands, Inc. as of December 31,2006, and the related statements of income, changes in stockholders’ equity, and cashflows for the years ended December 31, 2006 and 2005, These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation, We believe that our audits provide a reasonable basis for our opinion,

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CKX Lands, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole, The supplementary information is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ McElroy, Quirk & Burch
Lake Charles, Louisiana
March 7, 2007

CKX LANDS, INC.

BALANCE SHEET

December 31, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,084,993
Certificates of deposits	1,511,713
Accounts receivable	317,564
Prepaid expense and other	96,054

Total current assets	3,010,324

SECURITIES AVAILABLE-FOR-SALE	2,615,085

PROPERTY AND EQUIPMENT
Equipment less accumulated depreciation and amortization of $83,376	94,489
Timber less accumulated depletion of $443,864	403,484
Land	4,004,963

4,502,936

$10,128,345

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Trade payables and accrued expenses	$7,377
Dividends payable	2,078,470
Income taxes payable:
Current	23,576
Deferred	128,149

Total current liabilities	2,237,572

NONCURRENT LIABILITIES
Deferred income tax payable	166,833

STOCKHOLDERS’ EQUITY
Common stock, no par value; 3,000,000 shares authorized; 2,100,000 shares issued	72,256
Retained earnings	7,895,007
Accumulated other comprehensive income	132,193

8,099,456
Less cost of treasury stock (157,505 shares)	375,516

7,723,940

$10,128,345

See Notes to Financial Statements.

CKX LANDS, INC.

STATEMENTS OF INCOME

Years Ended December 31, 2006 and 2005

	2006	2005
Revenues	$2,691,117	$2,650,040

Costs and expenses:
Oil and gas production	156,863	138,652
Agricultural	6,213	5,726
Timber	46,471	44,380
General and administrative	355,989	331,699
Depreciation, depletion and amortization	69,113	43,102

	634,649	563,559

Income from operations	2,056,468	2,086,481

Other income (expense):
Interest income	144,648	77,515
Dividends on stock	30,275	27,289
Realized gain on sale of investments in available-for-sale securities	10,351	—
Gain on sale of assets	1,334	112,486

	186,608	217,290

Income before income taxes	2,243,076	2,303,771

Federal and state income taxes:
Current	719,025	566,725
Deferred	(8,854)	175,760

	710,171	742,485

Net income (per common share – 2006 $.79; 2005 $.80)	$1,532,905	$1,561,286

See Notes to Financial Statements.

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006 and 2005

	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Issued	Treasury Stock
Balance, January 1, 2005		8,220,502	50,781	72,256	375,516

Comprehensive income:
Net income	$1,561,286	1,561,286	—	—	—

Other comprehensive income:
Unrealized gains on securities available for sale:
Unrealized holding (losses) occurring during period net of taxes of $12,863	(19,278)	—	—	—	—

Other comprehensive income, net of tax	(19,278)	—	(19,278)	—	—

Total comprehensive income	$1,542,008

Dividends		(738,817)	—	—	—

Balance, December 31, 2005		$9,042,971	$31,503	$72,256	$375,516

(continued on next page)

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006 and 2005

(Continued)

	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock Issued	Treasury Stock
Balance, January 1, 2006		9,042,971	31,503	72,256	375,516

Comprehensive income:
Net income	$1,532,905	1,532,905	—	—	—

Other comprehensive income:
Unrealized gains on securities available for sale:
Unrealized holding gains occurring during period net of taxes of $66,367	101,768	—	—	—	—
Less reclassification adjustment for gains included in net income, net of taxes of $718	1,078

Other comprehensive income, net of tax	100,690	—	100,690	—	—

Total comprehensive income	$1,633,595

Dividends		(2,680,869)	—	—	—

Balance, December 31, 2006		$7,895,007	$132,193	$72,256	$375,516

See Notes to Financial Statements.

CKX LANDS, INC.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,532,905	$1,561,286
Noncash (income) expenses included in net income:
Depreciation, depletion and amortization	69,113	43,102
(Gain) on sale of securities	(10,351)
(Gain) on sale of assets	(1,334)	(112,486)
Deferred income tax	(6,093)	175,760
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	64,321	(51,249)
(Increase) decrease in prepaid expense and other	34,768	(110,757)
Increase (decrease) in trade payables and accrued expenses	(21,849)	19,802
Increase (decrease) in income taxes payable	23,576	(2,948)

Net cash provided by operating activities	1,685,056	1,522,510

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of timber and land	—	—
Purchase certificate of deposits	(1,511,713)	—
Available-for-sale securities:
Purchases	—	(2,072,244)
Sales	850,000	1,000,000
Proceeds from sale of assets	1,998	118,122
Purchase of land, property and equipment	(122,463)	(123,486)

Net cash (used in) investing activities	(782,178)	(1,077,608)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid, net of refunds	(738,374)	(738,818)

Net increase (decrease) in cash and cash equivalents	164,504	(293,916)

Cash and cash equivalents:
Beginning	920,489	1,214,405

Ending	$1,084,993	$920,489

(continued on next page)

CKX LANDS, INC.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006 and 2005

(Continued)

	2006	2005
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Income taxes	$666,059	$677,658

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Net change in unrealized and realized gains on available-for-sale securities	$100,690	$(19,278)

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

Note 2. Securities Available-for-Sale

Debt and equity securities have been classified in the balance sheet according to management’s intent in the noncurrent asset sections under the heading “securities available-for-sale”. The carrying amount of securities and their approximate fair values at December 31, 2006 and 2005 follow:

December 31, 2006	Gross Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Equity securities	$698,659	$241,044	$17,689	$922,014
Corporate bonds	200,003	—	137	199,866
US government securities	1,496,102	1,732	4,629	1,493,205

	$2,394,764	$242,776	$22,455	$2,615,085

December 31, 2005
Available-for-sale securities:
Equity securities	$698,659	$88,707	$28,009	$759,357
Corporate bonds	200,003	947	—	200,950
US government securities	2,333,955	1,796	13,272	2,322,479

	$3,232,617	$91,450	$41,281	$3,282,786

Gross realized gains and gross realized losses on sales of available-for-sale securities during 2006 is presented below.

	Gains	Losses
US government securities	$10,351	—

There were no gross realized gains or gross realized losses on available-for-sale securities during 2005.

Information pertaining to available-for-sale securities with gross unrealized losses at December 31, 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or More
2006	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Equity securities	$—	$—	$103,600	$17,689
Corporate bonds	199,866	137	—	—
US government securities	—	—	996,720	4,629

	$199,866	$137	$1,100,320	$22,318

2005
Equity securities	$85,947	$15,987	$35,342	$12,022
US government securities	1,496,102	13,272	—	—

	$1,582,049	$29,259	$35,342	$12,022

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

The Company has the intent and ability to retain its investments for a period of time sufficient to allow for anticipated recovery of fair value.

The following table shows scheduled maturities of securities (other than equity securities) available-for-sale at December 31, 2006:

Years Ending	Fair Value
2007	$1,493,205
2008	—
2009	—
2010	—
2011	199,866
Thereafter	—

$1,693,071

Note 3. Oil and Gas Properties

Results of operations for oil and gas producing activities at December 31, 2006 and 2005 is as follows:

	2006	2005
Gross revenues:
Royalty interests	$2,208,214	$2,366,281
Working interests	4,173	45,013

	2,212,387	2,411,294
Less:
Production costs	156,863	138,652

Results before income tax expenses	2,055,524	2,272,642
Income tax expenses	650,791	732,452

Results of operations from producing activities (excluding corporate overhead)	$1,404,733	$1,540,190

Costs incurred in oil and gas activities:

There were no major costs, with the exception of severance taxes, incurred in connection with the Company’s oil and gas operations (which are conducted entirely within the United States) at December 31, 2006 and 2005.

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

Company=s share of oil and gas produced from royalty and working interests:

	2006	2005
Net gas produced (MCF)	111,839	151,764
Net oil produced (Bbl)	15,291	15,337

Note 4. Income Taxes

The Company files federal income tax returns on a calendar year basis. The net deferred tax liability in the accompanying balance sheet includes the following components at December 31, 2006 and 2005:

	2006		2005
	Current	Non-Current	Current	Non-Current
Deferred tax assets	$971	$—	$487	$—
Deferred tax liabilities	(39,778)	(166,833)	(44,193)	(166,833)
Deferred tax liabilities on unrealized appreciation of securities available for sale	(89,342)	—	(19,278)	—

Net deferred tax liability	$(128,149)	$(166,833)	$(62,984)	$(166,833)

A reconciliation between income taxes, computed by applying statutory tax rates to income before income taxes and income taxes provided at December 31, 2006 and 2005 is as follows:

	2006	2005
Tax at statutory rates	$762,646	$783,282
Tax effect of the following:
Statutory depletion	(104,244)	(106,256)
Dividend exclusion	(7,198)	(6,495)
State income tax	59,892	44,294
Other	(925)	27,660

	$710,171	$742,485

Deferred income taxes result from timing differences in the recognition of revenue and expenses for tax and financial statement purposes. The effect of these timing differences at December 31, 2006 and 2005 is as follows:

	2006		2005
	Current	Noncurrent	Current	Noncurrent
Conversion of investment from tax cash basis to accrual basis for financial reporting	$(38,807)	$—	$(43,706)	$—
Excess of depreciation and depletion expensed for tax purposes (under) amount expensed for financial statement purposes	—	(600)	—	(600)
Casualty loss	—	(121,239)	—	(121,239)
Deferred gain	—	(44,994)	—	(44,994)
Unrealized gain on marketable securities	(89,342)	—	(19,278)	—

	$(128,149)	$(166,833)	$(62,984)	$(166,833)

Note 5. Line of Credit

As of December 31, 2006, the Company had available an unsecured line of credit in the amount of $1,000,000. The balance on this line of credit was $-0- at December 31, 2006 and 2005.

Note 6. Company Operations

The Company=s operations are classified into three principal operating segments that are all located in the United States: oil and gas, agricultural and timber. The Company=s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

Following is a summary of segmented operations information for 2006 and 2005:

	2006	2005
REVENUES
Oil and gas	$2,212,387	$2,411,294
Agricultural	209,082	149,735
Timber	269,648	89,011

	$2,691,117	$2,650,040

COSTS AND EXPENSES
Oil and gas	$156,863	$138,652
Agricultural	23,861	15,835
Timber	97,936	75,760

	$278,660	$230,247

INCOME FROM OPERATIONS
Oil and gas	$2,055,524	$2,272,642
Agricultural	185,221	133,900
Timber	171,712	13,251

	2,412,457	2,419,793
OTHER (EXPENSE)	(169,381)	(116,022)

INCOME BEFORE INCOME TAXES	$2,243,076	$2,303,771

IDENTIFIABLE ASSETS
Oil and gas	$—	$—
Agricultural	94,489	7,447
Timber	403,484	444,248

GENERAL CORPORATE ASSETS	9,630,372	8,714,537

TOTAL ASSETS	$10,128,345	$9,166,232

	2006	2005
CAPITAL EXPENDITURES
Oil and gas properties	$—	$—
Agricultural	107,849	—
Timber	8,206	—
General corporate	6,408	—

	$122,463	$—

DEPRECIATION, DEPLETION AND AMORTIZATION
Agricultural	$17,648	$10,109
Timber	51,465	31,380

	$69,113	$41,489

There are no intersegment sales reported in the accompanying income statements. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes excluding nonrecurring gains and losses on securities held available for sale. Income before income tax represents net sales less operating expenses and other income and expenses of a general corporate nature. Identifiable assets by segment are those assets used solely in the Company’s operations within that segment.

The following summarizes major customer information at December 31, 2006 and 2005 from oil and gas revenues:

	Sales to Purchaser as a Percentage of
	Total Revenues
Purchaser	2006	2005

Cox and Perkins	16%	22%
Unit Petroleum	19%	22%

Note 7. Related Party Transactions

In 1990, the Company purchased interests in properties managed by Walker Louisiana Properties (WLP), such properties being subject to a management agreement.

Note 8. Supplementary Income Statement Information

Taxes, other than income taxes, of $239,715 and $217,623, were charged to expense during 2006 and 2005, respectively.

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

Securities available-for-sale:

Debt and equity securities were valued at fair value, which equals quoted market price.

The estimated fair value of the Company’s financial instruments at December 31, 2006 and 2005 are as follows. Amounts are presented in thousands.

	2006		2005
Financial Assets	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$1,085	$1,085	$920	$920
Certificate of deposits	1,512	1,512	—	—
Securities available for sale	2,615	2,615	3,283	3,283

	$5,212	$5,212	$4,203	$4,203

CKX LANDS, INC.

PROPERTY, PLANT AND EQUIPMENT

Years Ended December 31, 2006 and 2005

2006	Balance, Beginning of Period	Additions	Adjustments and Retirements	Balance, End of Period
Other property:
Buildings and equipment	$77,204	$107,849	$7,188	$177,865
Timber	845,722	8,206	6,580	847,348
Land	3,998,555	6,408	—	4,004,963

	$4,921,481	$122,463	$13,768	$5,030,176

2005
Other property:
Buildings and equipment	$77,321	$—	$117	$77,204
Timber	852,942	—	7,220	845,722
Land	3,887,776	110,779	—	3,998,555

	$4,818,039	$110,779	$7,337	$4,921,481

CKX LANDS, INC.

ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

Years Ended December 31, 2006 and 2005

2006	Balance, Beginning of Period	Additions	Adjustments and Retirements	Balance, End of Period
Other property:
Buildings and equipment	$69,757	$17,648	$4,029	$83,376
Timber	401,474	51,465	9,075	443,864

	$471,231	$69,113	$13,104	$527,240

2005
Other property:
Buildings and equipment	$65,351	$4,927	$521	$69,757
Timber	377,187	24,287	—	401,474

	$442,538	$29,214	$521	$471,231

CKX LANDS, INC.

QUARTERLY FINANCIAL DATA

(UNAUDITED)

Amounts in thousands, except per share:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Total revenues:
2006	$655	$706	$623	$707	$2,691
2005	610	638	658	744	2,650

Operating income:
2006	491	585	502	478	2,056
2005	450	501	512	623	2,086

Net income:
2006	371	445	348	369	1,533
2005	327	362	367	505	1,561

Net income per share:
2006	.19	.23	.18	.19	.79
2005	.17	.19	.19	.25	.80

Cash dividends per share:
2006	.17	.07	.07	1.07	1.38
2005	.17	.07	.07	.07	.38

Shares outstanding:
2006	1,942	1,942	1,942	1,942	1,942
2005	1,942	1,942	1,942	1,942	1,942