Form 10QSB
period 2007-03-31
CKX Lands Inc
filed 2007-05-11
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                                          to

Commission file number 0-9669

CKX LANDS, INC.

(Exact name of small business issuer as specified in its charter)

Louisiana	72-0144530
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

751 Bayou Pines East, Suite C, Lake Charles, Louisiana 70601

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

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☐

CKX Lands, Inc.

Form 10-QSB

For the Quarter Ended March 31, 2007

Part I. Financial Information

Item 1. Financial Statements

CKX Lands, Inc.

Balance Sheet

March 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$913,783
Certificate of deposit	1,000,000
Accounts receivables	392,540
Prepaid expense and other	32,966

Total Current Assets	2,339,289

Securities Available for Sale	1,637,895

Property and Equipment:
Building and equipment less accumulated depreciation of $88,012	89,853
Timber less accumulated depletion of $446,834	400,514
Land	4,004,963

Total Property and Equipment, net	4,495,330

Total Assets	$8,472,514

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables and accrued expenses	$50,934
Income taxes payable:
Current	136,574
Deferred	137,974

Total Current Liabilities	325,482

Noncurrent Liabilities:
Deferred income tax payable	166,833

Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	72,256
Retained earnings	8,131,427
Accumulated other comprehensive income	152,032
Less cost of treasury stock (157,505 shares)	(375,516)

Total stockholders’ equity	7,980,199

Total Liabilities and Stockholders’ Equity	$8,472,514

See accompanying notes

CKX Lands, Inc.

Statements of Income

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Revenues:
Oil and gas	$603,314	$578,508
Agriculture	67,166	57,139
Timber	33,634	19,819

Total revenues	704,114	655,466

Costs and Expenses:
Oil and gas production	53,905	30,736
Agriculture	5,640	1,410
Timber	649	13,586
General and administrative	125,224	116,019
Depreciation and depletion	7,606	2,984

Total cost and expenses	193,024	164,735

Income from operations	511,090	490,731

Other Income / (Expense):
Interest income	24,800	33,285
Dividend income	8,469	7,454
Gain / (loss) on sale of securities available for sale	(2,068)	7,285

Net other income / (expense)	31,201	48,024

Income before income taxes	542,291	538,755

Federal and state income taxes:
Current	169,443	167,510
Deferred	—	—

Total income taxes	169,443	167,510

Net Income	$372,848	$371,245

Per common stock (1,942,495 shares)	$0.19	$0.19

Dividends per share	$0.07	$0.17

See accompanying notes

CKX Lands, Inc.

Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2007:

	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
December 31, 2006 Balance		$7,895,007	$132,193	$72,256	$375,516

Comprehensive income:
Net income	$372,848	372,848	—	—	—

Other comprehensive income:
Unrealized net holdings gains occurring during period net of taxes of $12,067	18,101
Less: reclassification adjustment for net losses included in net income, net of taxes of $1,159	(1,738)

Other Comprehensive income, net of taxes	19,839	—	19,839	—	—

Total comprehensive income	$392,687

Dividends		(136,428)	—	—	—

March 31, 2007 Balance		$8,131,427	$152,032	$72,256	$375,516

Three Months Ended March 31, 2006:
	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
December 31, 2005 Balance		$9,042,971	$31,503	$72,256	$375,516

Comprehensive income:
Net income	$371,245	371,245	—	—	—
Other comprehensive income:
Unrealized net holdings gains occurring during period net of taxes of $14,568	21,851	—	21,851	—	—

Total comprehensive income	$393,096

Dividends		(323,039)

March 31, 2006 Balance		$9,091,177	$53,354	$72,256	$375,516

See accompanying notes

CKX Lands, Inc.

Statements of Cash Flows

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Cash Flows From Operating Activities:
Net Income	$372,848	$371,245
Noncash (Income) expenses included in net income:
Depreciation, depletion and amortization	7,606	2,984
(Gain) / loss from securities sales	2,068	—
Change in operating assets and liabilities:
(Increase) decrease in current assets	(11,889)	118,352
Increase (decrease) in current liabilities	156,554	99,096

Net cash provided by operating activities	527,187	591,677

Cash Flows From Investing Activities:
Net sale of certificate of deposits	511,713	—
Available-for-sale securities:
Purchases	(487,870)	(4,888)
Sales	1,492,657	347,658

Net cash provided by (used in) investing activities	1,516,500	342,770

Cash Flows From Financing Activities
Dividends paid net of refunds	(2,214,897)	(128,790)

Net cash (used in) financing activities	(2,214,897)	(128,790)

Net increase (decrease) in cash and cash equivalents	(171,210)	805,657
Cash and cash equivalents:
Beginning	1,084,993	920,489

Ending	$913,783	$1,726,146

See accompanying notes

CKX Lands, Inc.

Notes to Financial Statements

March 31, 2007

(Unaudited)

Note 1.	Basis of Presentation

In the opinion of management, the accompanying balance sheet and related interim statements of income, changes in stockholders’ equity, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in accordance with generally accepted accounting principles of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the CKX Lands, Inc. 2006 Form 10-KSB.

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

Note 5.	Contingencies:

There are no material contingencies known to management. The Company does not participate in off balance sheet arrangements.

Item 2.	Management’s Discussion and Analysis or Plan of Operations

Results of Operations

Revenue

Revenue for the first three months of 2007 was $704,114, an increase of $48,648 or 7.4% over the first three months of 2006. Oil and gas income exceed 2006 by $63,068 and both barrels produced and MCF produced exceed 2006 volumes. However, as illustrated in the schedule below, average price per barrel and MCF were lower in 2007.

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Oil Income	$283,384	$173,194
Barrels produced	4,765	2,857
Average price per barrel	$59.47	$60.62

Gas income	$251,441	$298,563
MCF produced	31,914	22,669
Average price per MCF	$7.88	$13.17

The increase in both oil and gas production was due to new fields more than offsetting depletion in older fields. There were two new fields, Bon Air and South Lake Charles which accounted for all of the increase in both oil and gas production. Neither field had been brought in prior to March 31, 2006. The Company’s share of Bon Air oil production in the first quarter of 2007 was 1,923 barrels. The Company’s share of oil produced in the first quarter of 2007 from South Lake Charles was 250 barrels. The Company’s share of gas produced in 2007 from Bon Air was 17,286 MCF and from South Lake Charles was 2,363 MCF.

Largest decline in production for oil was from the Vinton field which declined 368 barrels from 1,085 barrels to 717 barrels. The largest decrease in gas production were from Castor Creek which went from 11,699 MCF to 7,281 MCF and Bunchy Creek which went from 2,395 MCF to 513 MCF.

The Company will have an approximately 1.5% in new production from the Abdalla #1 in Southeast Unita field which tested at 125 barrels of oil and 2,500 MCF of gas. The Company has also signed a division order for the Glover #1 in Calcasieu Parish and will have a 0.23528% interest in the production. The Company will also have a small interest in the Irby #4 in Beauregard Parish which is currently being completed.

On April 30, 2007, Walker Louisiana Properties completed the sale of 100 acres on South Park Drive for $1,912,050. This is the first sale from a tract of land totaling approximately 1,300 acres which Walker Louisiana Properties owns on the South border of Lake Charles, LA. The Company owns a one-sixth interest in this land which has a basis of approximately $1,000 per acre.

Revenue from both Agriculture and Timber activities remained relatively the same as in previous years.

Operating Expenses

Operating expenses increased by $28,289 or 17.2% during the first quarter of 2007 over the same period in 2006. The largest increase was $23,169 for increased production severance taxes reported from oil and gas operators.

Financial Condition

Current assets plus securities available for sale totaled $3,977,184 at March 31, 2007, compared with $5,625,409 at December 31, 2006 and $5,096,936 at March 31, 2006. Total liabilities were $492,315 at March 31, 2007, compared to $2,404,405 at December 31, 2006 and $702,931 at March 31, 2006

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions.

The Company declared the normal seven cents per common share during the quarter ended March 31, 2007. It is anticipated that the Company will be able to continue paying a seven cents per common share per quarter.

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

Item 3.	Controls and Procedures

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of March 31, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Part II. Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on April 26, 2007.

The following proposals were adopted by the margins indicated:

1.	To elect a Board of Directors to hold office until their successors are elected and qualified.

	Number of Shares
	For	Withheld
Arthur Hollins, III	1,511,985	2,326
Brian R. Jones	1,511,985	2,326
Charles D. Viccellio	1,511,985	2,326
Henry E. Blake	1,511,985	2,326
Laura A. Leach	1,511,651	2,660
Frank O. Pruitt	1,511,985	2,326
B. James Reaves, III	1,511,985	2,326
Mary W. Savoy	1,511,985	2,326
William Gray Stream	1,511,835	2,476
Mary Leach Werner	1,511,985	2,326

2.	To approve McElroy, Quirk and Burch APC as auditors for the 2007 fiscal year.

For	1,513,146
Against	0
Abstained	1,165

Item 6.	Exhibits

(A)    Exhibits

31.1	Certification of Arthur Hollins, III, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of Brian R. Jones, Treasurer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Items 1, 2, 3 and 5 are not applicable.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKX Lands, Inc.

Date: May 9, 2007	/s/ Brian R. Jones
Brian R. Jones
Treasurer and Chief Financial Officer

/s/ Arthur Hollins, III
Arthur Hollins, III
President and Chief Executive Officer