Form 10QSB
period 2007-06-30
CKX Lands Inc
filed 2007-08-13
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number 1-31905

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

CKX Lands, Inc.

Form 10-QSB

For the Quarter Ended June 30, 2007

Part I. Financial Information

Item 1. Financial Statements

CKX Lands, Inc.

Balance Sheet

June 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,181,820
Certificate of deposit	1,025,204
Accounts receivables	690,106
Prepaid expense and other	34,468

Total Current Assets	2,931,598

Securities Available for Sale	1,625,074

Property and Equipment:
Building and equipment less accumulated depreciation of $92,660	85,205
Timber less accumulated depletion of $446,834	400,514
Land	3,994,791

Total Property and Equipment, net	4,480,510

Total Assets	$9,037,182

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables and accrued expenses	$17,719
Dividends payable	135,975
Deferred income taxes payable:	158,673

Total Current Liabilities	312,367

Noncurrent Liabilities:
Deferred income tax payable	262,876

Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	72,256
Retained earnings	8,620,860
Accumulated other comprehensive income	144,339
Less cost of treasury stock (157,505 shares)	(375,516)

Total stockholders’ equity	8,461,939

Total Liabilities and Stockholders’ Equity	$9,037,182

See accompanying notes

CKX Lands, Inc.

Statements of Income

	Quarter Ending June 30, 2007	Quarter Ending June 30, 2006	Six Months Ending June 30, 2007	Six Months Ending June 30, 2006
Revenues:
Oil and gas	$767,842	$640,348	$1,371,156	$1,218,856
Agriculture	34,564	17,119	101,730	74,258
Timber	—	48,236	33,634	68,055

Total revenues	802,406	705,703	1,506,520	1,361,169

Costs and Expenses:
Oil and gas production	61,944	31,431	115,849	62,167
Agriculture	25,027	278	30,667	1,688
Timber	8,571	6,970	9,220	20,556
General and administrative	95,504	79,233	220,728	195,252
Depreciation and depletion	1,678	2,984	9,284	5,968

Total cost and expenses	192,724	120,896	385,748	285,631

Income from operations	609,682	584,807	1,120,772	1,075,538

Other Income / (Expense):
Interest income	24,774	34,086	49,574	67,371
Dividend income	8,514	18,747	16,983	26,201
Gain / (loss) on sale of securities available for sale	(1,378)	304	(3,446)	7,589
Gain on sale of land	302,008	6,028	302,008	6,028

Net other income / (expense)	333,918	59,165	365,119	107,189

Income before income taxes	943,600	643,972	1,485,891	1,182,727

Federal and state income taxes:
Current	198,154	198,753	367,597	366,263
Deferred	120,491	—	120,491	—

Total income taxes	318,645	198,753	488,088	366,263

Net Income	$624,955	$445,219	$997,803	$816,464

Per common stock (1,942,495 shares)	$0.32	$0.23	$0.51	$0.42

Dividends per share	$0.07	$0.07	$0.14	$0.24

See accompanying notes

CKX Lands, Inc.

Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2007:

	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
December 31, 2006 Balance		$7,895,007	$132,193	$72,256	$375,516

Comprehensive income:
Net income	$997,803	997,803	—	—	—

Other comprehensive income:
Unrealized net holdings gains occurring during period net of taxes of $ 6,075	10,408	—	—	—	—
Less: reclassification adjustment for net losses included in net income, net of taxes of $ 1,159	(1,738)	—	—	—	—

Other Comprehensive income, net of taxes	12,146	—	12,146	—	—

Total comprehensive income	$1,009,949

Dividends		(271,950)	—	—	—

June 30, 2007 Balance		$8,620,860	$144,339	$72,256	$375,516

Six Months Ended June 30, 2006:

	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
December 31, 2005 Balance		$9,042,970	$31,502	$72,256	$375,516

Comprehensive income:
Net income	$816,464	816,464	—	—	—
Other comprehensive income:
Unrealized net holdings gains occurring during period net of taxes of $ 13,509	25,125	—	25,125	—	—

Total comprehensive income	$841,589

Dividends		(466,199)

June 30, 2006 Balance		$9,393,235	$56,627	$72,256	$375,516

See accompanying notes

CKX Lands, Inc.

Statements of Cash Flows

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Cash Flows From Operating Activities:
Net Income	$997,803	$816,464
Less non-cash (income) expenses included in net income:
Depreciation, depletion and amortization	9,284	5,968
Deferred income tax expense	120,491	—
Less non-operating activities:
Loss from sale of securities available for sale	3,446	(6,028)
(Gain) from sale of land	(302,008)	(7,589)
Change in operating assets and liabilities:
(Increase) decrease in current assets	7,698	(3,845)
Increase (decrease) in current liabilities	(13,234)	(92,560)

Net cash provided by operating activities	823,480	712,410

Cash Flows From Investing Activities:
Proceeds from sale of land	—	6,028
Purchased of land, property and/or equipment	(6,949)	—
Proceeds from certificate of deposits maturities	1,511,713	—
Purchase of certificate of deposit	(1,025,204)	—
Available for sale securities:
Purchases	(487,870)	—
Sales	1,496,102	836,469

Net cash provided by (used in) investing activities	1,487,792	842,770

Cash Flows From Financing Activities
Dividends paid net of refunds	(2,214,445)	(466,199)

Net cash (used in) financing activities	(2,214,445)	(466,199)

Net increase (decrease) in cash and cash equivalents	96,827	1,088,708
Cash and cash equivalents:
Beginning	1,084,993	920,489

Ending	$1,181,820	$2,009,197

See accompanying notes

CKX Lands, Inc.

Notes to Financial Statements

June 30, 2007

(Unaudited)

Note 1. Basis of Presentation

In the opinion of management, the accompanying balance sheet and related interim statements of income, changes in stockholders’ equity, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in accordance with generally accepted accounting principles of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the CKX Lands, Inc. Form 10-KSB for the fiscal year ended December 31, 2007.

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

Note 5. Sale of Land:

On April 30, 2007, Walker Louisiana Properties completed the sale of 100 subdivision acres in Calcasieu Parish, Louisiana for $1,912,050. The land had an original cost of $100,000. The Company owns a one-sixth interest in this land and reported a gain from this sale of $302,008. This transaction was structured as a “deferred exchange using a qualified intermediary” pursuant to Paragraph 1031 of the Internal Revenue Code (1031 Exchange). Due to this tax structure, estimated federal and state income taxes of $120,803 have been classified as deferred taxes and a $318,654 receivable from Walker Louisiana Properties, representing the Company’s interest in funds held by the qualified intermediary, has been recorded.

Note 6. Subsequent Event:

On July 3, 2007, the Company entered into a contract to sell approximately 3,495 agricultural acres and certain equipment assets in Cameron Parish, Louisiana for approximately $3,146,310. The land has an original cost of approximately $1,678,281 and the equipment has a net book value of approximately $85,600. The Purchaser may terminate this sale, if Purchaser, in its sole discretion, concludes that the Property is not suitable for Purchaser’s contemplated use of the land as a bottomland hardwood/cypress mitigation site and for real estate development. This land represents over 41% of the total land value held by the Company and over 25% of the total net acres held by the Company. Due to the materiality of this transaction, a copy of the executed Contract has been included as Exhibit 10 to the Company’s Form 10-QSB for the quarter ended June 30, 2007. The Company receives annual net agricultural revenue from this property of less than $50,000 per year. No other revenue is generated from this property. Mr. William Gray Stream, Company Director, is affiliated with the Purchaser.

Note 7. Contingencies:

There are no material contingencies known to management. The Company does not participate in off balance sheet arrangements.

Item 2.	Management’s Discussion and Analysis or Plan of Operations

Results of Operations

Revenue

Revenue for the first six months of 2007 was $1,506,520, an increase of $145,351 or 10.7% over the first six months of 2006. Oil and gas income exceed 2006 by $415,727 and both barrels produced and MCF produced exceed 2006 volumes. However, as illustrated in the schedule below, average price per barrel and MCF were lower in 2007.

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Oil Income	$713,587	$418,850
Barrels produced	11,744	6,784
Average price per barrel	$60.76	$61.74

Gas income	$638,257	$517,267
MCF produced	78,463	45,262
Average price per MCF	$8.13	$11.42

The increase in both oil and gas production was due to new fields and new wells within existing fields that more than offset depletion in older fields. Production from new fields at June 30, 2007 is summarized in the schedule below. These fields were not brought in prior to June 30, 2006.

Field	Barrels Produced	MCF Produced
Bon Air	3,933	31,628
South Lake Charles	499	4,737
Southeast Lunita	211	5,165

Total	4,643	41,530

The Company will have an approximate 5% in new production from the Labokay 26 #1 in the Southeast Lunita Field in Calcasieu Parish Louisiana which tested at 877 MCF of gas.

Revenue from Agriculture and Timber activities typically fluctuate during the year due primarily to market and weather conditions. The change between the six months ended June 30, 2007 and 2006 is due to both market and weather conditions.

Costs and Expenses

Operating expenses increased by $100,117 or 35.1% during the six months ended June 30, 2007 over the same period in 2006. Oil and gas production costs increased by $53,682 which is directly related to the increase in associated oil and gas revenues. Agricultural costs increase by $29,979 over the six months ended June 30, 2006 primarily due to repairs to water well pumps.

Gain on Sale of Land

On April 30, 2007, Walker Louisiana Properties completed the sale of 100 subdivision acres in Calcasieu Parish, Louisiana for $1,912,050. The land had an original cost of $100,000. The Company owns a one-sixth interest in this land and reported a gain from this sale of $302,008. This transaction was structured as a “deferred exchange using a qualified intermediary” pursuant to Paragraph 1031 of the Internal Revenue Code (1031 Exchange). Due to this tax structure, estimated federal and state income taxes of $120,803 have been classified as deferred taxes and a $318,654 receivable from Walker Louisiana Properties, representing the Company’s interest in funds held by the qualified intermediary, has been recorded.

Financial Condition

Current assets plus securities available for sale totaled $4,556,672 at June 30, 2007, compared with $5,625,409 at December 31, 2006 and $5,004,778 at June 30, 2006. Total liabilities were $575,243 at June 30, 2007, compared to $2,404,405 at December 31, 2006 and $302,458 at June 30, 2006.

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions.

The Company declared the normal seven cents per common share during the quarter ended June 30, 2007. It is anticipated that the Company will be able to continue paying a seven cents per common share per quarter.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a -15(e) as of June 30, 2007. Based on this evaluation, there has been no change in the Company’s internal control over financial reporting during the quarter ending June 30, 2007 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1 - 4.	Not Applicable

Item 5.	Other Information.

Sale of Land to Related Party

On July 3, 2007, the Company entered into a contract to sell approximately 3,495 agricultural acres and certain equipment assets in Cameron Parish, Louisiana for approximately $3,146,310. The land has an original cost of approximately $1,678,281 and the equipment has a net book value of approximately $85,600. The Purchaser may terminate this sale, if Purchaser, in its sole discretion, concludes that the Property is not suitable for Purchaser’s contemplated use of the land as a bottomland hardwood/cypress mitigation site and for real estate development. This land represents over 41% of the total land value held by the Company and over 25% of the total net acres held by the Company. A copy of the executed Contract has been included as Exhibit 10 to the Company’s Form 10-QSB for the quarter ended June 30, 2007. The Company receives annual net agricultural revenue from this property of less than $50,000 per year. No other revenue is generated from this property. Mr. William Gray Stream, Company Director, is affiliated with the Purchaser. Mr. Stream was not in attendance at Board of Director meetings pertaining to this sale nor did he vote on matters related to this sale.

Item 6.	Exhibits

3.1	Restated/Articles of Incorporation of the Registrant are incorporated by reference to Exhibit (3)-1 to Form 10 filed April 29, 1981.

3.2	Amendment to Articles of Incorporation of the Registrant is incorporated by reference to Exhibit (3.2) to Form 10-K for year ended December 31, 2003.

3.3	By-Laws of the Registrant are incorporated by reference to Exhibit (3.3) to Form 10-K for year ended December 31, 2003.

10	Contract to Purchase and Sell approximately 3,495 acres in Cameron Parish, Louisiana effective July 3, 2007.

31.1	Certification of Arthur Hollins, III, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of Brian R. Jones, Treasurer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

In accordance with the requirements of the Exchange Act, the registrant causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CKX Lands, Inc.

Date: August 8, 2007	/s/ Arthur Hollins, III
Arthur Hollins, III
President and Chief Executive Officer

Date: August 8, 2007	/s/ Brian R. Jones
Brian R. Jones
Treasurer and Chief Financial Officer