Form 10QSB/A
period 2007-03-31
CKX Lands Inc
filed 2007-08-27
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No.1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A for the quarter ended March 31, 2007 is being filed to

1.	Update the Commission File Number to 1-31905,

2.	Amend Item 3 Controls and Procedures to address the requirements of Regulation S-B Item 308 (c),

3.	Amend Item 6 Exhibits to incorporate by reference additional exhibits required by Regulation S-B Item 601 (a), and

4.	Provide signed and dated Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002. The Certifications were not dated in the original filing.

CKX Lands, Inc.

Form 10-QSB

For the Quarter Ended March 31, 2007

Part I. Financial Information

Item 1. Financial Statements

CKX Lands, Inc.

Balance Sheet

March 31,2007
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
Available –for –sale securities:
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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a -15(e) as of March 31, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting during the quarter ending March 31, 2007 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

CKX Lands, Inc.

Date: May 9, 2007	/s/ Arthur Hollins, III
Arthur Hollins, III
President and Chief Executive Officer

/s/ Brian R. Jones
Brian R. Jones
Treasurer and Chief Financial Officer