Form 10QSB
period 2007-09-30
CKX Lands Inc
filed 2007-11-09
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

CKX Lands, Inc.

Form 10-QSB

For the Quarter Ended September 30, 2007

Certification of Arthur Hollins, III, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

Certification of Brian R. Jones, Treasurer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

Part I. Financial Information

Item 1. Financial Statements

CKX Lands, Inc.

Balance Sheet

September 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,219,935
Certificate of deposit	1,025,204
Accounts receivable	665,038
Prepaid expense and other assets	26,116

Total Current Assets	2,936,293

Securities Available for Sale	2,073,233

Property and Equipment:
Building and equipment less accumulated depreciation of $96,804	81,641
Timber less accumulated depletion of $471,209	386,777
Land	4,049,355

Total Property and Equipment, net	4,517,773

Total Assets	$9,527,299

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables and accrued expenses	$86,551
Dividends payable	135,975
Income tax payable:
Current	162,557
Deferred	111,978

Total Current Liabilities	497,061

Noncurrent Liabilities:
Deferred income tax payable	187,321

Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized;
2,100,000 shares issued	72,256
Retained earnings	9,028,589
Accumulated other comprehensive income	117,588
Less cost of treasury stock (157,505 shares)	(375,516)

Total stockholders’ equity	8,842,917

Total Liabilities and Stockholders’ Equity	$9,527,299

See accompanying notes

CKX Lands, Inc.

Statements of Income

	Quarter Ending September 30, 2007	Quarter Ending September 30, 2006	Nine Months Ending September 30, 2007	Nine Months Ending September 30, 2006
Revenues:
Oil and gas	$898,974	$497,302	$2,270,130	$1,716,158
Agriculture	73,655	50,545	175,384	124,803
Timber	65,525	75,214	99,160	143,269

Total revenues	1,038,154	623,061	2,544,674	1,984,230

Costs and Expenses:
Oil and gas production	73,230	24,580	189,078	86,747
Agriculture	1,901	952	32,569	2,640
Timber	24,687	14,245	33,907	21,901
General and administrative	154,913	70,416	375,642	265,668
Depreciation and depletion	30,754	10,617	40,037	29,485

Total cost and expenses	285,485	120,810	671,233	406,441

Income from operations	752,669	502,251	1,873,441	1,577,789

Other Income / (Expense):
Interest income	31,448	19,028	81,021	93,988
Dividend income	9,189	6,427	26,173	32,628
Gain / (loss) on sale of securities available for sale	—	7,589	(3,446)	7,589
Gain on sale of land	—	429	302,008	6,457

Net other income / (expense)	40,637	33,473	405,756	140,662

Income before income taxes	793,306	535,724	2,279,197	1,718,451

Federal and state income taxes:
Current	354,017	188,088	721,614	554,351
Deferred	(104,414)	—	16,077	—

Total income taxes	249,603	188,088	737,691	554,351

Net Income	$543,703	$347,636	$1,541,506	$1,164,100

Per Common Stock (1,942,495 shares):
Net Income	$0.28	$0.18	$0.79	$0.60

Dividends	$0.07	$0.07	$0.21	$0.31

See accompanying notes

CKX Lands, Inc.

Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2007:

	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
December 31, 2006 Balance		$7,895,007	$132,193	$72,256	$375,516
Comprehensive income:
Net income	$1,541,506	1,541,506	—	—	—

Other comprehensive income:
Unrealized net holdings Loss occurring during period net of taxes of $ 11,115	(16,673)	—	—	—	—
Less: reclassification adjustment for net losses included in net income, net of taxes of $ 1,378	(2,068)	—	—	—	—

Other Comprehensive income, net of taxes	(14,605)	—	(14,605)	—	—

Total comprehensive income	$1,526,901

Dividends		(407,924)	—	—	—

September 30, 2007 Balance		$9,028,589	$117,588	$72,256	$375,516

Nine Months Ended September 30, 2006:

	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
December 31, 2005 Balance		$9,042,970	$31,502	$72,256	$375,516
Comprehensive income:
Net income	$1,164,100	1,164,100	—	—	—
Other comprehensive income:
Unrealized net holdings gains occurring during period net of taxes of $ 13,509	90,078	—	90,078	—	—

Total comprehensive income	$1,074,022

Dividends		(602,170)

September 30, 2006 Balance		$9,604,900	$121,580	$72,256	$375,516

See accompanying notes

CKX Lands, Inc.

Statements of Cash Flows

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Cash Flows From Operating Activities:
Net Income	$1,541,506	$1,164,100
Less non-cash (income) expenses included in net income:
Depreciation, depletion and amortization	40,037	27,200
Deferred income tax expense	16,077	—
Less non-operating activities:
Loss from sale of securities available for sale	3,446	(7,589)
(Gain) from sale of land	(302,008)	(6,457)
Change in operating assets and liabilities:
(Increase) decrease in current assets	41,118	48,713
Increase (decrease) in current liabilities	218,155	31,815

Net cash provided from operating activities	1,558,331	1,257,782

Cash Flows From Investing Activities:
Proceeds from sale of land	—	6,456
Purchase of property and/or equipment	(72,085)	(99,842)
Proceeds from certificate of deposits maturities	1,511,713	`—
Purchase of certificate of deposit	(1,025,204)	`—
Available for sale securities:
Proceeds	1,981,094	1,361,712
Purchases	(1,468,488)	(511,713)

Net cash provided from investing activities	927,030	756,613

Cash Flows From Financing Activities
Dividends paid net of refunds	(2,350,419)	(602,170)

Net cash used in financing activities	(2,350,419)	(602,170)

Net increase in cash and cash equivalents	134,942	1,412,225
Cash and cash equivalents:
Beginning	1,084,993	920,489

Ending	$1,219,935	$2,332,714

See accompanying notes

CKX Lands, Inc.

Notes to Financial Statements

September 30, 2007

(Unaudited)

Note 1.	Basis of Presentation

In the opinion of management, the accompanying balance sheet and related interim statements of income, changes in stockholders’ equity, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in accordance with generally accepted accounting principles of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the CKX Lands, Inc. Form 10-KSB for the fiscal year ended December 31, 2006.

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

Note 3.	Net Income and Dividends per common stock:

Net Income and Dividends per common stock are based on the weighted average number of common stock shares outstanding during the period.

Note 4.	Income taxes:

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

On April 30, 2007, Walker Louisiana Properties completed the sale of 100 subdivision acres in Calcasieu Parish, Louisiana for $1,912,050. The land had an original cost of $100,000. The Company owns a one-sixth interest in this land and reported a gain from this sale of $302,008. This transaction was structured as a “deferred exchange using a qualified intermediary” pursuant to Paragraph 1031 of the Internal Revenue Code (1031 Exchange). At September 30, 2007, Walker Louisiana Properties estimated that approximately $333,800 in 1031 Exchange property purchases had occurred. Based on this information and expiration of the 1031 exchange property purchase period, a $265,935 receivable from Walker Louisiana Properties and a $52,719 purchase of land have been recorded. Due to this tax structure, current federal and state income taxes of $99,717 and non-current federal and state deferred income taxes of $21,088 have been recorded.

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

On October 24, 2007, the Company completed the sale of this property. The final sales price of the property was $3,202,047. The increase in the final sales price was due an increase in acreage based on a property survey. The net proceeds of the sale, $3,176,458, have been transferred to a qualified intermediary and the Company is currently searching and evaluating properties for a 1031 exchange transactions.

Note 7.	Contingencies:

There are no material contingencies known to management. The Company does not participate in off balance sheet arrangements.

Item 2.	Management’s Discussion and Analysis or Plan of Operations

Results of Operations

Revenue

Revenue for the first nine months of 2007 was $2,544,674, an increase of $560,444 or 28.2% over the first nine months of 2006. Oil and gas income exceed 2006 by $553,972. As illustrated in the schedule below, average barrels and MCF produced and average price per barrel and MCF were higher in 2007.

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Oil Income	$1,261,075	$626,899
Barrels produced	19,602	10,067
Average price per barrel	$64.33	$62.28

Gas income	$1,009,054	$620,145
MCF produced	124,266	77,169
Average price per MCF	$8.12	$8.04

The increase in both oil and gas production was due to new fields and new wells within existing fields that more than offset depletion in older fields. The increase in average price per barrel and MCF is directly related to current energy market price increases.

Total oil and gas cash receipts from the top 5 production companies for the nine months ended September 30, 2007 are as follows:

Production Company	Oil	Barrels	Gas	MCF
Mayne & Mertz	$273,589	4,256	$203,618	24,343
Cox & Perkins	204,032	3,392	39,087	4,419
Riceland Petroleum	58,280	959	102,310	12,484
Swift Energy	117,223	1,707	34,161	4,306
Unit Petroleum	17,151	135	45,562	5,541

	$670,275	10,449	$424,738	51,093

Costs and Expenses

Operating expenses increased by $264,792 or 65.1% during the nine months ended September 30, 2007 over the same period in 2006. Oil and gas production costs increased by $102,331 which is directly related to the increase in associated oil and gas revenues. Agricultural costs increased by $29,929 over the nine months ended September 30, 2006 primarily due to repairs to water well pumps. Timber costs increased by $12,006 due to higher forester maintenance expenses. General and administrative expenses increased by $109,974 due to the recognition timing and increase in auditing, insurance and certain other expenses.

Gain on Sale of Land

On April 30, 2007, Walker Louisiana Properties completed the sale of 100 subdivision acres in Calcasieu Parish, Louisiana for $1,912,050. The land had an original cost of $100,000. The Company owns a one-sixth interest in this land and reported a gain from this sale of $302,008. This transaction was structured as a “deferred exchange using a qualified intermediary” pursuant to Paragraph 1031 of the Internal Revenue Code (1031 Exchange). At September 30, 2007, Walker Louisiana Properties estimated that approximately $333,800 in 1031 Exchange property purchases had occurred. Based on this information and expiration of the 1031 exchange property purchase period, a $265,935 receivable from Walker Louisiana Properties and a $52,719 purchase of land have been recorded. Due to this tax structure, current federal and state income taxes of $99,717 and non-current federal and state deferred income taxes of $21,088 have been recorded.

Financial Condition

Current assets plus securities available for sale totaled $5,009,526 at September 30, 2007, compared with $5,625,409 at December 31, 2006 and $5,367,108 at September 30, 2006. Total liabilities were $684,382 at September 30, 2007, compared to $2,404,405 at December 31, 2006 and $466,780 at September 30, 2006.

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions.

The Company declared the normal seven cents per common share during the quarter ended September 30, 2007. It is anticipated that the Company will be able to continue paying a seven cents per common share per quarter. From time to time, the Company may elect to pay an extra dividend. In determining if an extra dividend will be declared, the Board of Directors will take into consideration the Company’s current liquidity and capital resources and the availability of suitable timberland that has mineral potential.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a -15(e) as of September 30, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

There has been no change in the Company’s internal control over financial reporting during the quarter ending September 30, 2007 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1—4.	Not Applicable

Item 5.	Other Information.

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

On October 24, 2007, the Company completed the sale of this property. The final sales price of the property was $3,202,047. The increase in the final sales price was due an increase in acreage based on a property survey. The net proceeds of the sale, $3,176,458, have been transferred to a qualified intermediary and the Company is currently searching and evaluating properties for a 1031 exchange transactions.

Item 6.	Exhibits

3.1	Restated/Articles of Incorporation of the Registrant are incorporated by reference to Exhibit (3)-1 to Form 10 filed April 29, 1981.

3.2	Amendment to Articles of Incorporation of the Registrant is incorporated by reference to Exhibit (3.2) to Form 10-K for year ended December 31, 2003.

3.3	By-Laws of the Registrant are incorporated by reference to Exhibit (3.3) to Form 10-K for year ended December 31, 2003.

10	Contract to Purchase and Sell approximately 3,495 acres in Cameron Parish, Louisiana effective July 3, 2007 is incorporated by reference to Exhibit (10) to Form 10-QSB filed August 13, 2007.

31.1	Certification of Arthur Hollins, III, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of Brian R. Jones, Treasurer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

In accordance with the requirements of the Exchange Act, the registrant causes this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CKX Lands, Inc.

Date: November 7, 2007	/s/ Arthur Hollins, III
Arthur Hollins, III
President and Chief Executive Officer

Date: November 7, 2007	/s/ Brian R. Jones
Brian R. Jones
Treasurer and Chief Financial Officer