Form 10-K
period 2007-12-31
CKX Lands Inc
filed 2008-03-06
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number 1-31905

CKX LANDS, INC.

(Name of small business issuer in its charter)

Louisiana	72-0144530
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

751 Bayou Pines East, Lake Charles, Louisiana	70601
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (337) 310-0547

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock with no par value	American Stock Exchange

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

State issuer’s revenues for its most recent fiscal year. $3,258,124

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.). $18,102,129 (based on an $11.93 closing price on the American Stock Exchange on January 31, 2008).

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

Common Stock, No Par Value, 1,942,495 shares outstanding at March 5, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement prepared in connection with the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 9, 10, 11, 12 and 14 of this Annual Report on Form 10-K.

Transitional Small Business Disclosure Format Yes  ☐    No  ☑

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

The Company’s shares are listed on the American Stock Exchange, under the symbol CKX. As of March 5, 2008, there were 1,942,495 shares outstanding. The Company has revenues less than $25,000,000 and its public float in 2007 was less than $25,000,000, consequently the Company is a small business issuer under the Securities Exchange Commission regulations.

As a reporting company, CKX is subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and accordingly files its annual report on Form 10-K, quarterly reports on 10-QSB, current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room. As an electronic filer, CKX’s public filings are maintained on the SEC’s Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov.

The Company owns land and mineral interests, all of which are located in Southwest Louisiana. The Company collects income from this land in the form of oil and gas royalties, agriculture rentals and timber sales. The Company is not involved in the exploration or production of oil and gas nor does it actively farm its lands. These activities are performed by others for royalties or rentals. Parts of the Company’s lands are owned in indivision with other owners. The Company’s ownership share in most of this acreage is one-sixth. For convenience the owners jointly operate an entity known as Walker Louisiana Properties to manage this acreage. Neither the Company nor Walker Louisiana Properties consider themselves to be in oil and gas producing activities inasmuch as: (1) they do not search for crude oil or natural gas in their natural states; (2) they do not acquire property for the purpose of exploration or the removing of oil and gas; and (3) they are not involved in construction, drilling and/or production activities necessary to retrieve oil and gas.

Oil and gas royalties are paid by the operators who own the wells. Timber income is paid by the highest bidder of the timber. There are several mills in the immediate area that compete for timber. All of the agriculture income comes from tenants who pay annual cash rents. The prices paid for oil, gas and timber depend on national and international market conditions. Oil and gas operations produced 90.0% of the Company’s revenues in 2007 and 82.2% in 2006.

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

Employees

The Company has five employees, all of whom are part-time. There are four officers, and one clerical person. The Company is subject to no union contracts nor does the Company have any hospitalization, pension, profit sharing, option or deferred compensation programs. Walker Louisiana Properties has five full-time employees and the Company pays one-sixth of their payroll costs. One employee of Walker is devoted full-time to agriculture and one employee of Walker is devoted full-time to timber.

Customers

The Company’s customers are those who have mineral leases on the Company’s property or purchase the timber in competitive bids or execute farming leases. The largest customers are the oil and gas operators under the mineral leases. The Company received 28.5% of revenues from Mayne and Mertz, 9.8% from Cox and Perkins, 6.8% from Riceland Petroleum, 6.8% from Unit Petroleum and 6.8% from Swift Energy. Termination of production from any of these fields would have a material adverse effect on the Company.

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

The Company owns a total of 10,375 net acres in the Parishes of Allen, Beauregard, Calcasieu, Cameron, Jefferson Davis, LaFourche, Sabine, St. Landry and Vermilion in Louisiana. Most of the acreage is in Southwest Louisiana within 65 miles of the City of Lake Charles. Much of this land is owned in indivision. Ownership is as follows:

100% Ownership	3,589 acres
40% Ownership of 1,748 acres with Walker Louisiana Properties	648 acres
50% Ownership of 440 acres with Prairie Land Company	220 acres
16.667% Ownership of 35,521 acres comprising
Walker Louisiana Properties	5,918 acres

In addition the Company owns mineral and royalty interests in net 471 acres of 5,955 gross acres of land owned by others. Under Louisiana law these minerals will prescribe if ten years pass without mineral activity. Of these acres there are 122 net acres currently producing.

Of the total net 10,375 acres owned by CKX, timberland comprises 6,371 acres, 3,014 acres are agricultural land, 741 acres are marsh land and 249 acres represents the Company’s one-sixth interest in property contiguous to the city limits of Lake Charles which is future subdivision land.

The table below shows, for the years ended December 31, 2007, and December 31, 2006, the Company’s net gas produced in thousands of cubic feet (MCF) and net oil produced in barrels (Bbl) and average sales prices relating to oil and gas attributable to the royalty interests of the Company.

	Year Ended 12/31/07	Year Ended 12/31/06
Net gas produced (MCF)	151,637	111,839
Average gas sales price (per MCF) (1)	$7.94	$8.56
Net oil produced (Bbl) (2)	22,291	15,291
Average oil sales price (per Bbl) (1,2)	$66.98	$64.51

Notes to above schedule:

1. Before deduction of production and severance taxes.

2. Excludes plant products.

Item 3.	LEGAL PROCEEDINGS

The Company owns a 5.56% undivided interest in 104 acres in Calcasieu Parish and a co-owner has sued for partition. This action is beneficial to the Company. With this exception the Company was not involved in any legal proceedings as of December 31, 2007.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended December 31, 2007.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the American Stock Exchange under the trading symbol CKX since its listing on December 8, 2003. Prior to the listing there was no established public trading market for the Common Stock and there had been only limited and sporadic trading in the Common Stock, principally among its shareholders. On February 17, 2008, there were approximately 625 stockholders of record. The Company believes that there are approximately 1,050 beneficial owners of its Common Stock. There were no sales of unregistered securities of the Company and no purchases of equity securities of the Company during 2007 by the Company. The following table sets forth the high and low sales prices reported on the American Stock Exchange for the Common Stock by quarter during 2007 and 2006.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock price per share 2007	high	$15.10	$14.80	$14.25	$13.29
	low	$12.50	$12.85	$12.90	$11.25
Common stock price per share 2006	high	$13.23	$15.50	$13.00	$14.75
	low	$9.55	$11.50	$11.65	$10.75

The Company has paid cash dividends since 1990. The Company is currently paying a quarterly dividend of 7¢ per share and intends to maintain quarterly dividends. From time to time, the Company may elect to pay an extra dividend. In determining if an extra dividend will be declared, the Board of Directors will take into consideration the Company’s current liquidity and capital resources and the availability of suitable timberland that has mineral potential. The Company paid an extra dividend of 40¢ per share to shareholders of record at December 27, 2007 and declared an extra dividend of $1.00 per share to shareholders of record at December 28, 2006. A summary of cash dividends is set forth in the table on page 27 of this Annual Report on Form 10-K

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

CKX has small interests in 37 different oil and gas fields. The size of the interest is determined by the Company’s net ownership in the acreage unit for the well. CKX’s interests range from .0033% for the smallest to 3.567% for the largest. As the Company does not own or operate the wells it does not have access to any reserve information.

Eventually, the oil and gas under the Company’s current land holdings will be depleted. The Company is constantly looking for additional land to be purchased in our immediate area. We are primarily looking for timberland that has mineral potential.

Results of Operations

Fiscal Year 2007 Compared to Fiscal Year 2006

Revenues for 2007 were $3,258,124, an increase of 21.1% compared with revenues of $2,691,117 reported for 2006.

Oil and gas revenues increased $718,420 or 32.5% to $2,930,807 in 2007. Oil and gas revenues consist of royalty, lease rental and geophysical revenue. Royalty revenue increased $771,521 or 38.4% and lease rentals decreased by $42,044 or 22.8% from 2006. Geophysical revenues decreased by $14,056 or 87.5% from 2006.

Gas production increased 39,798 MCF and the average gas sales price per MCF decreased by 7.3% resulting in an increase in gas revenue of $245,997. While revenue from oil production increased by $506,732 due to an increase of 3.8% in the average oil sales price and an increase in production of approximately 7,000 barrels.

The following six fields produced 82% and 78% of the Company’s oil and gas revenues in 2007 and 2006, respectively. This following schedule shows the number of barrels of oil (Bbl Oil) and MCF of gas (MCF Gas) produced in 2007 and 2006.

	Bbl Oil		MCF Gas
Field	2007	2006	2007	2006
Bon Air	6,626	235	52,670	3,918
Castor Creek	391	808	21,691	43,511
South Bear Head Creek	2,365	n/a	6,340	n/a
South Gordon	4,073	5,659	5,439	8,755
South Jennings	1,279	1,405	17,571	17,364
Southeast Lunita	546	n/a	14,505	n/a
Vinton	1,718	3,967	none	none

All of the decreases were due to depletion. The increase at Bon Air, South Bear Head Creek and South Lunita was due to new wells.

In 2007 the Company was a lessor in eleven new mineral leases covering a total of 1,504.52 gross acres. The Company’s net acres leased in 2007 were 244.11 acres. These new leased acres are located in three different Parishes.

During 2007, the Company continued to see a reduction in oil and gas leasing activity than in prior years. This is an expected operating result as drilling activity began on a number of leases thus eliminating lease payments.

Agriculture income remained flat during 2007 as compared to 2006.

Timber decreased by $151,142 to $118,506, a decrease of 56.1% from 2006. This decrease is primarily attributable to wetter third and fourth quarter when harvesting occurs.

On April 30, 2007, Walker Louisiana Properties completed the sale of 100 subdivision acres in Calcasieu Parish, Louisiana with a contract sales price of $1,912,050. The Company owns a one-sixth interest in this land and reported a gain from this sale of $312,561. This transaction was structured as a “deferred exchange using a qualified intermediary” pursuant to Paragraph 1031 of the Internal Revenue Code (1031 Exchange) for income tax purposes. Due to the 1031 exchange, a gain of $38,962 is deferred for income tax purposes.

On October 24, 2007, the Company completed the sale of approximately 3,495 agricultural acres and certain equipment assets in Cameron Parish, Louisiana for approximately $3,146,000. This transaction was structured as a “deferred exchange using a qualified intermediary” pursuant to Paragraph 1031 of the Internal Revenue Code (1031 Exchange) for income tax purposes. The entire sales proceeds were deposited with a qualified intermediary and the gain was deferred during the 1031 Exchange period. In late February 2008, the Company determined that consummation of identified 1031 Exchange properties was not possible and current recognition of the approximate gain of $1,448,900 from this sale was the result.

Outlook for Fiscal Year 2008

The Company continues to actively search for lands that meet our criteria of timberland that has mineral potential. At this time, the Company has no prospects.

Currently, there are 28 mineral leases covering 3,443 gross acres or 607 net acres and 3 active seismic options to lease covering 1,082 gross acres or 180 net acres. The Company believes that there is a good chance that some of these leases will be drilled and production discovered. However, the Company is not aware of any current drilling or testing activity.

In October, 2007, the Company sold approximately 3,495 acres of agriculture land that had produced income of approximately $45,000 per year. We expect agriculture income to be approximately $45,000 less in 2008.

The Company expects timber revenues to remain stable in 2008.

Calcasieu Parish has begun construction on an east – west access road across 1200 acres the Company co-owns on the South boundary of Lake Charles with an expected completion date of one year. The Company owns an undivided one-sixth interest in this property. We believe that it is probable that this land will increase in desirability and value once east-west access is provided.

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

Forward Looking Statements

Certain matters contained in this report are forward-looking statements including, without limitation, the information contained under the heading “Outlook for Fiscal Year 2008” in Item 6 of this report. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information may be obtained by reviewing the information set forth below under “Significant Risk Factors” and information contained in the Company’s reports filed from time to time with the SEC.

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

Commodity Prices

All of the Company’s operating income comes from the sale of commodities produced from its real estate; oil and gas, forest products, agriculture products. Fluctuations in these commodity prices will directly impact net income. In 2007, average gas prices paid to the Company were 7.3% lower than the average in 2006 and average oil prices were 3.84% higher in 2007 than in 2006. Should average oil and gas prices in 2007 revert to the 2006 averages, income before income tax would decline approximately 1%.

Interest Rate Risks

The Company has no direct exposure to changes in foreign currency exchange rates and minimal direct exposure to interest rates. The Company has an unsecured line of credit with Chase at their prime rate, but the Company hasn’t utilized this line and has no current plans to do so.

Item 7.	FINANCIAL STATEMENTS

All financial statements required by Item 310(a) of Regulation S-B are listed in the Table of Contents to Financial Statements and Supplemental Schedules appearing immediately after the signature page of this Form 10-K and are included herein by reference.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A (T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) for the Company. In assessing the Company’s ICFR, management followed the Committee of Sponsoring Organizations of the Treadway Commission’s (“COSO”) Internal Control over Financial Reporting – Guidance for Smaller Public Companies Integrated Framework (2006) in assessing the effectiveness of the Company’s ICFR. Management shall determine ICFR ineffective if a material weakness exists in ICFR.

Due to the Company’s management inability to assess Walker Louisiana Properties’ (“WLP”) ICFR and lack of compensating controls, management has assessed the Company’s ICFR as ineffective. The Company owns a one-sixth interest in WLP and WLP’s activities are material to the Company. WLP prepares cash basis interim financial statement and audited GAAP basis financial statements at year end. At report date, we have not identified a plan or process to remediate the ineffectiveness of the ICFR.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

During the quarter ending December 31, 2007, the Company’s Management followed the COSO Internal Control over Financial Reporting – Guidance for Smaller Public Companies Integrated Framework (2006) when assessing the ICFR. During the quarter ending December 31, 2007, there have been no changes in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Executive officers of Registrant are as follows:

Name	Age	Position with Registrant
Arthur Hollins, III	77	President, Chief Executive Officer and Director
Brian R. Jones	47	Treasurer and Chief Financial Officer
Charles D. Viccellio	74	Vice President, Secretary and Director
Joseph K. Cooper	64	Vice President

The occupations of such executive officers during the last five years and other principal affiliations are:

Name
Arthur Hollins, III	Director of the Company since 1975; President of the Company since 1979; Mr. Hollins was engaged in various banking positions with First Commerce Corporation prior to 1999.

Brian R. Jones	Treasurer and Chief Financial Officer of CKX Lands, Inc. since December 1, 2006, manager of BRJ Services, LLC since May 2002.

Charles D. Viccellio	Vice-President and Secretary of the Company since 1997 and Director of the Company since 1996; attorney in the law firm of Stockwell, Sievert, Viccellio, Clements & Shaddock, LLP.

Joseph K. Cooper	Vice President of CKX Lands, Inc. Manager of Walker Louisiana Properties, Vice President and Operations Manager of Prairie Land Co.

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

Item 13.	EXHIBITS AND REPORTS ON FORM 8-K

List of Exhibits

3.1	Restated/Articles of Incorporation of the Registrant are incorporated by reference to Exhibit (3)-1 to Form 10 filed April 29, 1981.

3.2	Amendment to Articles of Incorporation of the Registrant is incorporated by reference to Exhibit (3.2) to Form 10-K for year ended December 31, 2003.

3.3	By-Laws of the Registrant are incorporated by reference to Exhibit (3.3) to Form 10-K for year ended December 31, 2003.

23.1	Consent of McElroy, Quirk & Burch filed herewith.

31.1	Certification of Arthur Hollins, III, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of Brian R. Jones, Treasurer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32	Certification of Arthur Hollins, III, President and Chief Executive Officer and Brian R. Jones, Treasurer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

Reports on Form 8-K

None.

Item 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information required by Item 14 is included in the Registrant’s definitive proxy statement to be filed pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 5, 2008.

CKX LANDS, INC.

BY:	/s/ Brian R. Jones
Name:	Brian R. Jones
Title:	Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated with regard to CKX Lands, Inc. on March 5, 2008.

/s/ Arthur Hollins, III Arthur Hollins, III	President and Chief Executive Officer (Principal Executive Officer and Director)

/s/ Brian R. Jones Brian R. Jones	Treasurer and Chief Financial Officer (Principal Financial Officer)

/s/ Charles D. Viccellio Charles D. Viccellio	Vice President & Secretary (Director)

/s/ Henry E. Blake Henry E. Blake	Director

/s/ Laura A. Leach Laura A. Leach	Director

/s/ Frank O. Pruitt Frank O. Pruitt	Director

/s/ B. James Reaves, III B. James Reaves, III	Director

/s/ Mary W. Savoy Mary W. Savoy	Director

/s/ William Gray Stream William Gray Stream	Director

/s/ Mary Leach Werner Mary Leach Werner	Director

CKX LANDS, INC.

SCHEDULE OMITTED

Schedules, other than those listed above, have been omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

[MCELROY, QUIRK & BURCH LETTERHEAD]

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors

CKX Lands, Inc.

Lake Charles, Louisiana

We have audited the accompanying balance sheets of CKX Lands, Inc. as of December 31, 2007, and the related statements of income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CKX Lands, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ McElroy, Quirk & Burch

Lake Charles, Louisiana

March 5, 2008

CKX Lands, Inc.

Balance Sheet

December 31, 2007

ASSETS
Current Assets:
Cash and cash equivalents	$1,624,970
1031 trust account - Restricted	3,198,153
Certificate of deposit	1,052,270
Accounts receivable	333,921
Prepaid expense and other assets	14,469

Total Current Assets	6,223,783

Securities Available for Sale	2,030,309

Property and Equipment:
Building and equipment less accumulated depreciation of $67,348	9,362
Timber less accumulated depletion of $454,529	400,102
Land	2,361,998

Total Property and Equipment, net	2,771,462

Total Assets	$11,025,554

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables and accrued expenses	$51,469
Dividends payable	912,973
Income tax payable:
Current	590,384
Deferred	96,292

Total Current Liabilities	1,651,118

Noncurrent Liabilities:
Deferred income tax payable	181,818

Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	72,256
Retained earnings	9,404,044
Accumulated other comprehensive income	91,834
Less cost of treasury stock (157,505 shares)	(375,516)

Total stockholders’ equity	9,192,618

Total Liabilities and Stockholders’ Equity	$11,025,554

See Accompanying Notes to Financial Statements.

CKX Lands, Inc.

Statements of Income

Years Ended December 31, 2007 and 2006

	2007	2006
Revenues:
Oil and gas	$2,930,807	$2,212,387
Agriculture	208,811	209,082
Timber	118,506	269,648

Total revenues	3,258,124	2,691,117

Costs and Expenses:
Oil and gas production	239,586	156,863
Agriculture	38,406	6,213
Timber	46,502	46,471
General and administrative	442,691	355,989
Depreciation and depletion	58,542	69,113

Total cost and expenses	825,727	634,649

Income from operations	2,432,397	2,056,468

Other Income / (Expense):
Interest income	140,181	144,648
Dividend income	35,257	30,275
Gain / (loss) on sale of securities available for sale	(3,446)	10,351
Gain on sale of land	1,757,045	1,334

Net other income / (expense)	1,929,037	186,608

Income before income taxes	4,361,434	2,243,076

Federal and state income taxes:
Current	1,519,441	719,025
Deferred	12,058	(8,854)

Total income taxes	1,531,499	710,171

Net Income	$2,829,935	$1,532,905

Per Common Stock (1,942,495 shares):
Net Income	$1.46	$0.79

Dividends	$0.68	$1.38

See Accompanying Notes to Financial Statements.

CKX Lands, Inc.

Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2007 and 2006

	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
Balance at December 31, 2005		$9,042,971	31,503	72,256	375,516
Comprehensive income:
Net income	$1,532,905	1,532,905	—	—	—

Other comprehensive income:
Unrealized net holdings gains occurring during period net of taxes of $66,367	101,768	—	—	—	—
Less: reclassification adjustment for gains included in net income, net of taxes of $718	1,078	—	—	—	—

Other Comprehensive income, net of taxes	100,690	—	100,690	—	—

Total comprehensive income	$1,633,595

Dividends		(2,680,869)	—	—	—

Balance at December 31, 2006		$7,895,007	$132,193	$72,256	$375,516
Comprehensive income:
Net income	$2,829,935	2,829,935	—	—	—
Other comprehensive income:
Unrealized net holdings losses occurring during period net of taxes of $28,285	(42,427)	—	—	—	—
Less: reclassification adjustment for gains included in net income, net of taxes of $1,379	2,068

Other Comprehensive income, net of taxes	(40,359)	—	(40,359)	—	—

Total comprehensive income	$2,789,576

Dividends		(1,320,898)

Balance at December 31, 2007		$9,404,044	$91,834	$72,256	$375,516

See Accompanying Notes to Financial Statements.

CKX Lands, Inc.

Statements of Cash Flows

Years Ended December 31, 2007 and 2006

	2007	2006
Cash Flows From Operating Activities:
Net Income	$2,829,934	$1,532,905
Less non-cash (income) expenses included in net income:
Depreciation, depletion and amortization	58,542	69,113
Deferred income tax expense	12,058	(6,093)
Less non-operating activities:
(Gain) loss from sales of securities available for sale	3,446	(10,351)
Gain from sale of land	(1,757,045)	(1,334)
Change in operating assets and liabilities:
(Increase) decrease in current assets	65,228	99,089
Increase (decrease) in current liabilities	608,877	1,727

Net cash provided from operating activities	1,821,040	1,685,056

Cash Flows From Investing Activities:
Proceeds from certificate of deposits maturities	2,536,917	`—
Purchase of certificate of deposit	(2,077,474)	(1,511,713)
Available for sale securities:
Proceeds	1,982,553	850,000
Purchases	(1,468,488)	—
Proceeds from sale of land	3,511,589	—
Proceeds held in 1031 trust account	(3,198,153)	—
Purchase and improvements to land	(41,431)	—
Proceeds from the sale of equipment	—	1,998
Purchase of equipment and seedlings	(40,181)	(122,463)

Net cash provided from investing activities	1,205,332	(782,178)

Cash Flows From Financing Activities
Dividends paid net of refunds	(2,486,395)	(738,374)

Net cash used in financing activities	(2,486,395)	(738,374)

Net increase in cash and cash equivalents	539,977	164,504
Cash and cash equivalents:
Beginning	1,084,993	920,489

Ending	$1,624,970	$1,084,993

Supplemental disclosures of cash flow information

Cash payments for:
Interest	$—	$—
Income taxes	$826,510	$666,059
Supplemental schedule of noncash investing and financing activities

Net change in unrealized and realized gains on available-for-sale securities	$(40,359)	$100,690

See Accompanying Notes to Financial Statements

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

CKX Lands, Inc.

Notes to Financial Statements (continued)

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

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies that a tax position must be more likely than not of being sustained before being recognized in the financial statements. As required, we adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial statements.

CKX Lands, Inc.

Notes to Financial Statements (continued)

Note 2. Securities Available for Sale

Debt and equity securities have been classified in the balance sheet according to management’s intent in the noncurrent asset sections under the heading “securities available for sale”. The carrying amount of securities and their approximate fair values at December 31, 2007 and 2006 follow:

	Gross Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
At December 31, 2007
Equity securities	$698,659	$239,611	$97,739	$840,531
Corporate bonds	200,003	—	3,405	196,598
US Government securities	980,618	12,562	—	993,180

	$1,879,280	$252,173	$101,144	$2,030,309

At December 31, 2006
Equity securities	$698,659	$241,044	$17,689	$922,014
Corporate bonds	200,003	—	137	199,866
US Government securities	1,496,102	1,732	4,629	1,493,205

	$2,394,764	$242,776	$22,455	$2,615,085

Gross realized gains and gross realized losses on sales of securities available for sale for the year ended December 31, 2007 and 2006 are presented below.

	Realized Gains	Realized Losses
December 31, 2007
US Government securities	$1,548	$4,994

December 31, 2006
US Government securities	$10,351	$—

Information pertaining to available-for-sale securities with gross unrealized losses at December 31, 2007 and 2006 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or More
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
December 31, 2007
Equity securities	$105,951	$67,370	$90,920	$30,369
Corporate bonds	—	—	200,003	3,405
US Government securities			—

	$105,951	$67,370	$290,923	$33,774

CKX Lands, Inc.

Notes to Financial Statements (continued)

	Less Than 12 Months		12 Months or More
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
December 31, 2006
Equity securities	$—	$—	$103,600	$17,689
Corporate bonds	199,866	137	—	—
US Government securities			996,720	4,629

	$199,866	$137	$1,100,320	$22,318

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

The Company has the intent and ability to retain its investments for a period of time sufficient to allow for anticipated recovery of fair value.

The following table shows scheduled maturities of securities (other than equity securities) available-for-sale at December 31, 2007:

Fair Value
2008	$993,180
2009	—
2010	—
2011	200,003
2012	—
Thereafter	—

$1,193,183

Note 3. Oil and Gas Properties

Results of operations for oil and gas producing activities at December 31, 2007 and 2006 are as follows:

	2007	2006
Gross revenues
Royalty interests	$2,776,504	$2,007,679
Working interests	7,190	4,173
Seismic and Lease Fees	147,113	200,535

	2,930,807	2,212,387
Production costs	239,586	156,863

Results before income tax expense	2,691,221	2,055,524
Estimated income tax expense	880,193	650,791

Results of operations from producing activities excluding corporate overhead	$1,811,028	$1,404,733

CKX Lands, Inc.

Notes to Financial Statements (continued)

There were no major costs, with the exception of severance taxes, incurred in connection with the Company’s oil and gas operations, which are conducted entirely within the United States, during the year ending December 31, 2007 or 2006.

Reserve quantities (unaudited):

Reserve information relating to estimated quantities of the Company’s interest in proved reserves of natural gas and crude including condensate and natural gas liquids is not available. Such reserves are located entirely within the United States. A schedule indicating such reserve quantities is, therefore, not presented. All oil and gas royalties come from Company owned properties that were developed and produced by producers under lease agreements.

Company’s share of oil and gas produced from royalty and working interests:

	2007	2006
Net gas produced (MCF)	150,266	111,839
Net oil produced (Bbl)	22,290	15,291

Note 4. Income Taxes

The Company files federal and state income tax returns on a calendar year basis.

The net deferred tax liability in the accompanying balance sheets includes the following components at December 31, 2007 and 2006:

	2007		2006
	Current	Non-Current	Current	Non-Current
Deferred tax assets	$1,215	—	$971	—
Deferred tax liabilities	(37,096)	(181,818)	(39,778)	(166,833)
Deferred tax liabilities on unrealized appreciation of securities available for sale	(60,411)	—	(89,342)	—

	$(96,292)	$(181,818)	$(128,149)	$(166,833)

CKX Lands, Inc.

Notes to Financial Statements (continued)

Reconciliation between federal income taxes, computed by applying statutory tax rates to income before income taxes and income taxes provided at December 31, 2007 and 2006 is as follows:

	2007	2006
Tax at statutory rates	$1,482,888	$762,646
Tax effect of the following:
Statutory depletion	(141,952)	(104,244)
Dividend exclusion	(8,391)	(7,198)
State income tax	200,144	59,892
Other	(13,248)	(925)

	$1,519,441	$710,171

Deferred income taxes result from timing differences in the recognition of revenue and expenses for tax and financial statement purposes. The effect of these timing differences at December 31, 2007 and 2006 is as follows:

	2007		2006
	Current	Non-Current	Current	Non-Current
Conversion of investment from tax cash basis to accrual basis for financial reporting	$(35,881)	$—	$(38,807)	$—
Excess of depreciation and depletion expensed for tax purposes (under) amount expensed for financial statement purposes	—	—	—	(600)
Casualty loss	—	(121,239)	—	(121,239)
Deferred gain	—	(60,579)	—	(44,994)
Unrealized gain on marketable securities	(60,411)	—	(89,342)	—

	$(96,292)	$(181,818)	$(128,149)	$(166,833)

Note 5. Line of Credit

The Company has available an unsecured line of credit in the amount of $1,000,000. The balance on this line of credit was $-0- at December 31, 2007 and 2006.

Note 6. Company Operations

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, agricultural and timber. The Company’s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

CKX Lands, Inc.

Notes to Financial Statements (continued)

Following is a summary of segmented operations information for 2007 and 2006:

	2007		2006
Revenues
Oil and Gas		$2,930,807		$2,212,387
Agricultural		208,811		209,082
Timber		118,506		269,648

Total		3,258,124		2,691,117

Cost and Expenses
Oil and Gas		239,586		156,863
Agricultural		38,406		23,861
Timber		90,066		97,936

Total		368,058		278,660

Income from Operations

Oil and Gas		2,691,221		2,055,524
Agricultural		170,405		185,221
Timber		28,440		171,712

Total		2,890,066		2,412,457
Other Income (Expense) before Income Taxes		1,471,368		(169,381)

Income before Income Taxes		$4,361,434		$2,243,076

Identifiable Assets

Oil and Gas		$—		$—
Agricultural		—		94,489
Timber		400,102		403,484
General Corporate Assets		10,625,452		99,630,372

Total		$11,025,554		$10,128,345

Capital Expenditures

Oil and Gas	$		$
Agricultural		—		107,849
Timber		40,181		8,206
General Corporate Assets		41,431		6,408

Total		$81,612		$122,463

Depreciation, Depletion and Amortization

Oil and Gas		$—	$
Agricultural		13,232		16,415
Timber		43,563		51,465
General Corporate Assets		1,747		1,233

Total		$58,542		$69,113

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

CKX Lands, Inc.

Notes to Financial Statements (continued)

corporate nature. Identifiable assets by segment are those assets used solely in the Company’s operations within that segment.

The following summarizes major customer information at December 31, 2007 and 2006 from oil and gas revenues:

	Sales to Purchaser as a Percentage of Total Revenues
	2007	2006
Mayne and Mertz	29%	4%
Cox and Perkins	10%	18%
Riceland Petroleum	7%	8%
Swift Energy	7%	n/a
Unit Petroleum	7%	19%

Note 7. Related Party Transactions

In 1990, the Company purchased interests in properties managed by Walker Louisiana Properties (WLP), such properties being subject to a management agreement.

Note 8. Walker Louisiana Properties Land Sale

On April 30, 2007, Walker Louisiana Properties completed the sale of 100 subdivision acres in Calcasieu Parish, Louisiana with a contract sales price of $1,912,050. The Company owns a one-sixth interest in this land and reported a gain from this sale of $312,561. This transaction was structured as a “deferred exchange using a qualified intermediary” pursuant to Paragraph 1031 of the Internal Revenue Code (1031 Exchange) for income tax purposes. Due to the 1031 exchange, a gain of $38,962 is deferred for income tax purposes.

Note 9. Land Sale

On October 24, 2007, the Company completed the sale of approximately 3,495 agricultural acres and certain equipment assets in Cameron Parish, Louisiana for approximately $3,146,000. This transaction was structured as a “deferred exchange using a qualified intermediary” pursuant to Paragraph 1031 of the Internal Revenue Code (1031 Exchange) for income tax purposes. The entire sales proceeds were deposit with a qualified intermediary, (“1031 trust account – restricted use”) and the gain was deferred during the 1031 Exchange period. In late February 2008, the Company determined that consummation of identified 1031 Exchange properties was not possible and current recognition of the approximate gain of $1,448,900 from this sale was the result.

Note 10. Supplementary Income Statement Information

Taxes, other than income taxes, of $309,456 and $239,715, were charged to expense during 2007 and 2006, respectively.

CKX Lands, Inc.

Notes to Financial Statements (continued)

Note 11. Contingencies:

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

Securities available-for-sale:

Debt and equity securities were valued at fair value, which equals quoted market price.

The estimated fair value of the Company’s financial instruments at December 31, 2007 and 2006 are as follows.

	2007		2006
(Presented in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$1,625	$1,625	$1,085	$1,085
1031 Trust Account	3,198	3,198	—	—
Certificate of deposit	1,052	1,052	1,512	1,512
Securities available for sale	2,031	2,031	2,615	2,615

	$7,906	$7,906	$5,212	$5,212

SUPPLEMENTARY INFORMATION

PROPERTY AND EQUIPMENT

Years Ended December 31, 2007 and 2006

	Beginning Balance	Additions	Adjustments and Retirements	Ending Balance
2007
Property and Equipment
Buildings and equipment	$177,856	$—	$101,146	$76,710
Timber	847,348	40,181	32,898	854,631
Land	4,004,963	41,431	1,684,396	2,361,998

	$5,030,167	$81,612	$1,818,440	$3,293,339

2006
Property and Equipment
Buildings and equipment	$77,204	$107,849	$7,188	$177,856
Timber	845,722	8,206	6,580	847,348
Land	3,998,555	6,408	—	4,004,963

	$4,921,481	$122,463	$13,768	$5,030,167

SUPPLEMENTARY INFORMATION

ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION

Years Ended December 31, 2007 and 2006

	Beginning Balance	Additions	Adjustments and Retirements	Ending Balance
2007
Property and Equipment
Buildings and equipment	$83,376	$14,979	$31,007	$67,348
Timber	443,864	43,563	32,898	454,529

	$527,240	$58,542	$63,905	$521,877

2006
Property and Equipment
Buildings and equipment	$69,757	$17,648	$4,029	$83,376
Timber	401,474	51,465	9,075	443,864

	$471,231	$69,113	$13,104	$527,240

SUPPLEMENTARY INFORMATION

QUARTERLY FINANCIAL DATA

(UNAUDITED)

Presented in thousands except per share amounts.	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Total
Total Revenue:
2007	$704	$802	$1,038	$714	$3,258
2006	655	706	623	707	2,691
Operating Income:
2007	511	610	752	559	2,432
2006	491	585	502	478	2,056
Net Income:
2007	373	625	544	1,288	2,830
2006	371	445	348	369	1,533
Net Income per Share:
2007	0.19	0.32	0.28	0.67	1.46
2006	0.19	0.23	0.18	0.19	0.79
Cash Dividend per Share
2007	0.07	0.07	0.07	0.47	0.68
2006	0.17	0.07	0.07	1.07	1.38
Shares Outstanding:
2007	1,942	1,942	1,942	1,942	1,942
2006	1,942	1,942	1,942	1,942	1,942