Form 10-Q
period 2008-03-31
CKX Lands Inc
filed 2008-05-12
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number 1-31905

CKX LANDS, INC.

(Exact name of registrant as specified in its charter)

Louisiana	72-0144530
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

751 Bayou Pines East, Suite C, Lake Charles, Louisiana	70601
(Address of principal executive offices)	(Zip Code)

(337) 310-0547

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

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

CKX Lands, Inc.

Form 10-Q

For the Quarter Ended March 31, 2008

Part I. Financial Information

Item 1.	Financial Statements

CKX Lands, Inc.

Balance Sheet

March 31, 2008 and December 31, 2007

	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$5,220,856	1,624,970
1031 trust account – Restricted	—	3,198,153
Certificate of deposit	1,052,270	1,052,270
Accounts receivable	360,672	333,921
Prepaid expense and other assets	40,688	14,469

Total Current Assets	6,674,486	6,223,783

Securities Available for Sale	744,952	2,030,309

Property and Equipment:
Building and equipment
less accumulated depreciation of $68,549 and $67,349, respectively	9,338	9,362
Timber
less accumulated depletion of $457,277 and $454,529, respectively	392,264	400,102
Land	2,362,008	2,361,998

Total Property and Equipment, net	2,763,610	2,771,462

Total Assets	$10,183,048	11,025,554

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables and accrued expenses	$64,621	51,469
Dividends payable	135,975	912,973
Income tax payable:
Current	243,808	590,384
Deferred	22,414	96,292

Total Current Liabilities	466,818	1,651,118

Noncurrent Liabilities:
Deferred income tax payable	181,818	181,818

Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	72,256	72,256
Retained earnings	9,760,088	9,404,044
Accumulated other comprehensive income	77,584	91,834
Less cost of treasury stock (157,505 shares)	(375,516)	(375,516)

Total stockholders’ equity	9,534,412	9,192,618

Total Liabilities and Stockholders’ Equity	$10,183,048	11,025,554

See accompanying notes

CKX Lands, Inc.

Statements of Income

Three Months ending March 31, 2008 and 2007

	2008	2007
Revenues:
Oil and gas	$794,040	603,314
Agriculture	32,587	67,166
Timber	638	33,634

Total revenues	827,265	704,114

Costs and Expenses:
Oil and gas production	66,665	53,905
Agriculture	695	5,640
Timber	10,160	649
General and administrative	143,039	125,224
Depreciation and depletion	1,416	7,606

Total cost and expenses	221,975	193,024

Income from operations	605,290	511,090

Other Income / (Expense):
Interest income	61,175	24,800
Dividend income	8,884	8,469
Unrealized loss on securities available for sale	(80,988)	—
Gain / (loss) on sale of securities available for sale	—	(2,068)
Gain on sale of assets	1,154	—

Net other income / (expense)	(9,775)	31,201

Income before income taxes	595,515	542,291

Federal and state income taxes:
Current	167,875	169,443
Deferred	(64.379)	—

Total income taxes	103,496	169,443

Net Income	$492,019	372,848

Per Common Stock (1,942,495 shares):

Net Income	$0.25	$0.19

Dividends	$0.07	$0.07

See accompanying notes

CKX Lands, Inc.

Statements of Cash Flows

Three Months ending March 31, 2008 and 2007

	2008	2007
Cash Flows From Operating Activities:
Net income	$492,019	372,848
Less non-cash (income) expenses included in net income:
Depreciation, depletion and amortization	1,416	7,606
Deferred income tax expense	(64,379)	—
Less non-operating activities:
Unrealized loss of securities available for sale	80,988	2,068
(Gain) from sale of land	(1,154)
Change in operating assets and liabilities:
(Increase) decrease in current assets	(52,969)	(11,889)
Increase (decrease) in current liabilities	(333,425)	156,554

Net cash provided from operating activities	122,496	527,187

Cash Flows From Investing Activities:
Proceeds from certificate of deposits maturities		511,713
Purchase of certificate of deposit		—
Available for sale securities:
Proceeds	1,180,619	1,492,657
Purchases		(487,870)
Proceeds released from 1031 trust account	3,198,153
Proceeds from the sale of equipment and timber	7,590	—

Net cash provided from investing activities	4,386,362	1,516,500

Cash Flows From Financing Activities
Dividends paid	(912,972)	(2,214.897)

Net cash used in financing activities	(912,972)	(2,214,897)

Net increase in cash and cash equivalents	3,595,886	(171,210)
Cash and cash equivalents:
Beginning	1,624,970	1,084,993

Ending	$5,220,856	913,783

See accompanying notes

CKX Lands, Inc.

Notes to Financial Statements

March 31, 2008

(Unaudited)

Note 1.	Basis of Presentation

In the opinion of management, the accompanying balance sheet and related interim statements of income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in accordance with generally accepted accounting principles of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the CKX Lands, Inc. Form 10-K for the fiscal year ended December 31, 2007.

Note 2.	Nature of Business and Significant Accounting Policies

Nature of business:

The Company’s business is the ownership and management of land. The primary activities consist of leasing its properties for minerals (oil and gas) and raising timber and agriculture.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 which did not have an impact on our financial statements.

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

Results of Operations

Revenue

Revenue for the first three months of 2008 was $827,265, an increase of $123,151 or 17.5% over the first three months of 2007. Oil and gas income exceed 2007 by $190,726. As illustrated in the schedule below, barrels and MCF produced and average price per barrel and MCF were higher in 2008.

	2008	2007
Oil Income	$488,673	$283,384
Barrels produced	5,068	4,765
Average price per barrel	$96.43	$59.47

Gas income	$275,448	$251,441
MCF produced	33,388	31,914
Average price per MCF	$8.25	$7.88

The increase in both oil and gas production was due to new fields and new wells within existing fields offsetting depletion in older fields. The increase in average price per barrel and MCF is directly related to current energy market price increases.

Total oil and gas cash receipts from the top 5 production companies for the three months ended March 31, 2008 are as follows:

Production Company	Oil	Barrels	Gas	MCF
Swift Energy	$100,463	1,020	$27,917	3,481
Cox & Perkins	114,058	1,221	13,261	1,444
Mayne & Mertz	68,704	720	55,163	6,384
Riceland Petroleum	43,658	480	52,987	5,999
Gulfmark Energy	44,700	470	—	—

	$371,583	3,911	$149,328	17,308

Costs and Expenses

Total costs and expenses increased by $28,951 or 15% during the three months ended March 31, 2008 over the same period in 2007. Oil and gas production costs increased by $12,760, this increase are directly related to the increase in oil and gas revenues. General and administrative expenses increased by $17,815 due to the annual exchange fees and additional employee compensation related to the current executive transition.

Financial Condition

Current assets plus securities available for sale totaled $7,419,438 and total liabilities equaled $648,636 at March 31, 2008. Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions.

The Company declared the normal seven cents per common share during the quarter ended March 31, 2008. It is anticipated that the Company will be able to continue paying a seven cents per common share per quarter. From time to time, the Company may elect to pay an extra dividend. In determining if an extra dividend will be declared, the Board of Directors will take into consideration the Company’s current liquidity and capital resources and the availability of suitable timberland that has mineral potential.

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

Item 3.	Quantitative and Qualitative Disclosure About Market Risk – Not Applicable

Item 4T.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1 - 5.	Not Applicable

Item 6.	Exhibits

3.1	Restated/Articles of Incorporation of the Registrant are incorporated by reference to Exhibit (3)-1 to Form 10 filed April 29, 1981.

3.2	Amendment to Articles of Incorporation of the Registrant is incorporated by reference to Exhibit (3.2) to Form 10-K for year ended December 31, 2003.

3.3	By-Laws of the Registrant are incorporated by reference to Exhibit (3.3) to Form 10-K for year ended December 31, 2003.

10	Contract to Purchase and Sell approximately 3,495 acres in Cameron Parish, Louisiana effective July 3, 2007 is incorporated by reference to Exhibit (10) to Form 10-QSB filed August 13, 2007.

31.1	Certification of Joseph K. Cooper, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of Brian R. Jones, Treasurer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKX Lands, Inc.

Date: May 8, 2008	/s/ Joseph K. Cooper
Joseph K. Cooper
President and Chief Executive Officer

Date: May 8, 2008	/s/ Brian R. Jones
Brian R. Jones
Treasurer and Chief Financial Officer