Form 10-Q/A
period 2008-03-31
CKX Lands Inc
filed 2008-05-13
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

(337) 310-0547

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days .    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Part II. Other Information

Item 1-3.	Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on April 17, 2008.

The following proposals were adopted by the margins indicated:

1.	To elect a Board of Directors to hold office until their successors are elected and qualified.

	Number of Shares
	For	Withheld
Joseph K. Cooper	1,375,566	650
Arthur Hollins, III	1,375,566	650
Brian R. Jones	1,375,566	650
Charles D. Viccellio	1,375,566	650
Henry E. Blake	1,375,316	900
Laura A. Leach	1,375,316	900
B. James Reaves, III	1,375,566	650
Mary W. Savoy	1,375,566	650
William Gray Stream	1,375,316	900
Mary Leach Werner	1,375,566	650

2.	To approve McElroy, Quirk and Burch APC as auditors for the 2008 fiscal year.

For	1,374,922
Against	0
Abstained	1,294

Item 5.	Not Applicable

Item 6.	Exhibits

3.1	Restated/Articles of Incorporation of the Registrant are incorporated by reference to Exhibit (3)-1 to Form 10 filed April 29, 1981.

3.2	Amendment to Articles of Incorporation of the Registrant is incorporated by reference to Exhibit (3.2) to Form 10-K for year ended December 31, 2003.

3.3	By-Laws of the Registrant are incorporated by reference to Exhibit (3.3) to Form 10-K for year ended December 31, 2003.

10	Contract to Purchase and Sell approximately 3,495 acres in Cameron Parish, Louisiana effective July 3, 2007 is incorporated by reference to Exhibit (10) to Form 10-QSB filed August 13, 2007.

31.1	Certification of Joseph K. Cooper, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of Brian R. Jones, Treasurer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKX Lands, Inc.

Date:	May 8, 2008	/s/ Joseph K. Cooper
Joseph K. Cooper
President and Chief Executive Officer

Date:	May 8, 2008	/s/ Brian R. Jones
Brian R. Jones
Treasurer and Chief Financial Officer