Form 10-Q
period 2008-06-30
CKX Lands Inc
filed 2008-08-11
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

CKX Lands, Inc.

Form 10-Q

For the Quarter Ended June 30, 2008

Part I. Financial Information

Item 1.	Financial Statements

CKX Lands, Inc.

Balance Sheets

June 30, 2008 and December 31, 2007

	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$4,906,873	$1,624,970
1031 trust account – Restricted	—	3,198,153
Certificate of deposit	1,052,270	1,052,270
Accounts receivable	483,712	333,921
Prepaid expense and other assets	114,214	14,469

Total Current Assets	6,557,069	6,223,783

Securities Available for Sale	633,596	2,030,309

Property and Equipment:
Building and equipment
less accumulated depreciation of $66,137 and $67,349, respectively	12,406	9,362
Timber
less accumulated depletion of $451,753 and $426,254, respectively	366,765	400,102
Land	2,655,187	2,361,998

Total Property and Equipment, net	3,034,358	2,771,462

Total Assets	$10,225,023	$11,025,554

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables and accrued expenses	77,654	51,469
Dividends payable	—	912,973
Income tax payable:
Current	—	590,384
Deferred	80,168	96,292

Total Current Liabilities	157,822	1,651,118

Noncurrent Liabilities:
Deferred income tax payable	181,818	181,818

Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	72,256	72,256
Retained earnings	10,126,639	9,404,044
Accumulated other comprehensive income	62,004	91,834
Less cost of treasury stock (157,505 shares)	(375,516)	(375,516)

Total Stockholders’ Equity	9,885,383	9,192,618

Total Liabilities and Stockholders’ Equity	$10,225,023	$11,025,554

CKX Lands, Inc.

Statements of Income

Quarter and Six Months ending June 30, 2008 and 2007

	Quarter Ending June 30, 2008	Quarter Ending June 30, 2007	Six Months Ending June 30, 2008	Six Months Ending June 30, 2007
Revenues:
Oil and gas	$930,659	$767,842	$1,724,699	$1,371,156
Agriculture	20,520	34,564	53,108	101,730
Timber	10,515	—	11,152	33,634

Total revenues	961,694	802,406	1,788,959	1,506,520

Costs and Expenses:
Oil and gas production	79,470	61,944	146,135	115,849
Agriculture	1,628	25,027	2,323	30,667
Timber	5,277	8,571	15,437	9,220
General and administrative	82,801	95,504	225,840	220,728
Depreciation and depletion	6,789	1,678	8,205	9,284

Total cost and expenses	175,965	192,724	397,940	385,748

Income from operations	785,729	609,682	1,391,019	1,120,772

Other Income / (Expense):
Interest income	20,610	24,774	81,785	49,574
Dividend income	13,318	8,514	22,202	16,983
Unrealized loss on securities available for sale	14,348	—	(66,640)	—
Gain / (loss) on sale of securities available for sale	(81,644)	(1,378)	(81,644)	(3,446)
Gain on sale of assets	19,754	302,008	20,908	302,008

Net other income / (expense)	(13,615)	333,918	(23,390)	365,119

Income before income taxes	772,114	943,600	1,367,629	1,485,891

Federal and state income taxes:
Current	201,447	198,154	369,322	367,597
Deferred	68,142	120,491	3,763	120,491

Total income taxes	269,589	318,645	373,085	488,088

Net Income	$502,525	$624,955	$994,544	$997,803

Per Common Stock (1,942,495 outstanding shares):
Net Income	$0.26	$0.32	$0.51	$0.51

Dividends	$0.07	$0.07	$0.14	$0.14

See accompanying notes

CKX Lands, Inc.

Statements of Changes in Stockholders’ Equity

Six Months ending June 30, 2008 and 2007

Six Months Ended June 30, 2008:

	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
December 31, 2007 Balance		$9,404,044	$91,834	$72,256	$375,516

Comprehensive income:
Net income	$994,544	994,544	—	—	—

Other comprehensive income:
Change in unrealized net holdings gains occurring during period, net of taxes of $46,542	(69,814)
Change in recognized unrealized loss on securities available for sale, net of taxes of $26,656	39,984

Other Comprehensive income, net of taxes	(29,830)	—	(29,830)	—	—

Total comprehensive income	$964,715

Dividends		(271,949)	—	—	—

June 30, 2008 Balance		$10,126,639	$62,004	$72,256	$375,516

Six Months Ended June 30, 2007:
	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
December 31, 2006 Balance		$7,895,007	$132,193	$72,256	$375,516

Comprehensive income:
Net income	$997,803	997,803	—	—	—

Other comprehensive income:
Unrealized net holdings gains occurring during period net of taxes of $6,075	10,408
Less: reclassification adjustment for net losses included in net income, net of taxes of $1,159	(1,738)

Other Comprehensive income, net of taxes	12,146	—	12,146	—	—

Total comprehensive income	$1,009,949

Dividends		(271,950)	—	—	—

June 30, 2007 Balance		$8,620,860	$144,339	$72,256	$375,516

See accompanying notes

CKX Lands, Inc.

Statements of Cash Flows

Six Months ending June 30, 2008 and 2007

	2008	2007
Cash Flows From Operating Activities:

Net income	$994,544	$997,803
Adjusted for non-cash (income) expenses included in net income:
Depreciation, depletion and amortization	8,205	9,284
Deferred income tax expense	3,763	120,491
Adjusted for non-operating activities:
Unrealized loss of securities available for sale	66,640	3,446
Realized loss of securities sold	81,644	—
(Gain) from sale of land	(20,908)	(302,008)
Change in operating assets and liabilities:
(Increase) decrease in current assets	(207,581)	7,698
Increase (decrease) in current liabilities	(626,043)	(13,234)

Net cash provided from operating activities	300,264	823,480

Cash Flows From Investing Activities:
Purchased of land, property and/or equipment	(291,503)	(6,949)
Proceeds from certificate of deposits maturities	—	1,511,713
Purchase of certificate of deposit	—	(1,025,204)
Available for sale securities:
Proceeds	1,218,600	1,496,102
Purchases	—	(487,870)
Proceeds released from 1031 trust account	—	—
Proceeds from the sale of equipment and timber	41,310	—

Net cash provided from investing activities	968,407	1,487,792

Cash Flows From Financing Activities
Dividends paid	(1,184,921)	(2,214,445)

Net cash used in financing activities	(1,184,921)	(2,214,445)

Net increase in cash and cash equivalents	83,750	96,827
Cash and cash equivalents:
Beginning	4,823,123	1,084,993

Ending	$4,906,873	$1,181,820

See accompanying notes

CKX Lands, Inc.

Notes to Financial Statements

June 30, 2008

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

Significant accounting polices:

Cash and equivalents:

For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, money market fund accounts and all highly liquid debt instruments with original maturities of three months or less.

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

Note 3.	Securities Available for Sale

Fair value measurements disclosure for securities available for sale follows:

		Fair Value Measurements at Reporting Date Using
Description	6/30/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Securities Available for Sale	$633,596	$633,596	—	—

Total	$633,596	$633,596	—	—

Note 4.	Net Income and Dividends per common stock:

Net Income and Dividends per common stock are based on the weighted average number of common stock shares outstanding during the period.

Note 5.	Income taxes:

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

Note 6.	Contingencies:

There are no material contingencies known to management. The Company does not participate in off balance sheet arrangements.

Item 2.	Management’s Discussion and Analysis or Plan of Operations

Results of Operations

Revenue

Revenue for the first six months of 2008 was $1,788,959, an increase of $282,439 or 18.7% over the first six months of 2007. Oil and gas revenue exceeded 2007 by $353,543.

Oil and gas revenue, excluding seismic fees and lease bonus and rental revenue, increased by $326,941 over 2007. As illustrated in the schedule below, barrels and MCF produced decreased and the average price per barrel and MCF increased in 2008.

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Oil Income	$1,062,221	$713,587
Barrels produced	10,468	11,744
Average price per barrel	$101.47	$60.76

Gas income	$616,564	$638,257
MCF produced	67,237	78,463
Average price per MCF	$9.17	$8.13

The decrease in both oil and gas production was due to new fields and new wells within existing fields not offsetting depletion in older fields. The increase in average price per barrel and MCF is directly related to current energy market price increases.

Total oil and gas cash receipts from the top 5 production companies for the six months ended June 30, 2008 are as follows:

Production Company	Oil	Barrels	Gas	MCF

Swift Energy	$206,058	1,909	$51,192	5,720
Cox & Perkins	223,878	2,262	29,657	2,874
Mayne & Mertz	131,083	1,275	111,959	11,465
Riceland Petroleum	100,516	1,006	116,697	11,994
Gulfmark Energy	94,454	897	—	—

	$755,989	7,349	$309,505	32,053

Costs and Expenses

Total costs and expenses increased by $12,192 or 3.2% during the six months ended June 30, 2008 over the same period in 2007. Oil and gas production costs increased by $30,286, this increase is directly related to the increase in oil and gas revenues. Agriculture costs decreased by $28,344 during 2008 which is directly attributable to the sale of approximately 3,495 acres of primarily farm land in late 2007 (see Exhibit 10). General and administrative expenses increased by $5,112 due to increases in the annual exchange fees and additional employee compensation related to the current year executive transition.

Financial Condition

Current assets plus securities available for sale totaled $7,190,666 and total liabilities equaled $339,640 at June 30, 2008. Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions.

The Company declared the normal seven cents per common share during the quarter ended June 30, 2008. It is anticipated that the Company will be able to continue paying a seven cents per common share per quarter. From time to time, the Company may elect to pay an extra dividend. In determining if an extra dividend will be declared, the Board of Directors will take into consideration the Company’s current liquidity and capital resources and the availability of suitable timberland that has mineral potential.

Issues and Uncertainties

This Quarterly Report contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those listed below, which, among others, should be considered in evaluating the Company’s financial outlook.

Revenues from oil and gas provide most of the Company’s revenue. Assuming that the average price per barrel and MCF had remained at 2007 average prices, the Company’s revenue would have decreased by approximately $496,000 for the six months ended June 30, 2008. All of these revenues come from wells operated by other companies from properties belonging to CKX Lands, Inc. Consequently, these revenues will fluctuate due to changes in oil and gas prices and changes in the operations of the other companies.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk – Not Applicable.

Item 4T.	Controls and Procedures

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

Part II. Other Information

Item 1-5.	Not Applicable

Item 6.	Exhibits

3.1	Restated/Articles of Incorporation of the Registrant are incorporated by reference to Exhibit (3)-1 to Form 10 filed April 29, 1981.

3.2	Amendment to Articles of Incorporation of the Registrant is incorporated by reference to Exhibit (3.2) to Form 10-K for year ended December 31, 2003.

3.3	By-Laws of the Registrant are incorporated by reference to Exhibit (3.3) to Form 10-K for year ended December 31, 2003.

10	Contract to Purchase and Sell approximately 3,495 acres in Cameron Parish, Louisiana effective July 3, 2007 is incorporated by reference to Exhibit (10) to Form 10-QSB filed August 13, 2007.

31.1	Certification of Joseph K. Cooper, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of Brian R. Jones, Treasurer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKX Lands, Inc.

Date: August 7, 2008	/s/ Joseph K. Cooper
Joseph K. Cooper
President and Chief Executive Officer

Date: August 7, 2008	/s/ Brian R. Jones
Brian R. Jones
Treasurer and Chief Financial Officer