Form 10-Q
period 2008-09-30
CKX Lands Inc
filed 2008-11-07
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number 1-31905

CKX LANDS, INC.

(Exact name of registrant as specified in its charter)

Louisiana	72-0144530
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

901 Lakeshore Drive, 4th Floor, Lake Charles, Louisiana	70601
(Address of principal executive offices)	(Zip Code)

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

CKX Lands, Inc.

Form 10-Q

For the Quarter Ended September 30, 2008

Part I. Financial Information

Item 1. Financial Statements

CKX Lands, Inc.

Balance Sheets

September 30, 2008 and December 31, 2007

	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$6,486,800	$1,624,970
1031 trust account—Restricted	—	3,198,153
Certificate of deposit	—	1,052,270
Accounts receivable	515,294	333,921
Prepaid expense and other assets	82,601	14,469

Total Current Assets	7,084,695	6,223,783

Securities Available for Sale	577,578	2,030,309

Property and Equipment:
Building and equipment less accumulated depreciation of $63,470 and $67,349, respectively	11,681	9,362
Timber less accumulated depletion of $485,208 and $454,529, respectively	368,993	400,102
Land	2,820,185	2,361,998

Total Property and Equipment, net	3,200,859	2,771,462

Total Assets	$10,863,132	$11,025,554

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade payables and accrued expenses	54,591	51,469
Dividends payable	135,975	912,973
Income tax payable:
Current	8,611	590,384
Deferred	90,615	96,292

Total Current Liabilities	289,792	1,651,118

Noncurrent Liabilities:
Deferred income tax payable	181,818	181,818

Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	72,256	72,256
Retained earnings	10,653,231	9,404,044
Accumulated other comprehensive income	41,551	91,834
Less cost of treasury stock (157,505 shares)	(375,516)	(375,516)

Total Stockholders’ Equity	10,391,522	9,192,618

Total Liabilities and Stockholders’ Equity	$10,863,132	$11,025,554

CKX Lands, Inc.

Statements of Income

Quarter and Nine Months ending September 30, 2008 and 2007

	Quarter Ending Sept. 30, 2008	Quarter Ending Sept. 30, 2007	Nine Months Ending Sept. 30, 2008	Nine Months Ending Sept. 30, 2007
Revenues:
Oil and gas	$1,040,031	$898,974	$2,764,730	$2,270,130
Agriculture	22,168	73,655	75,275	175,384
Timber	28,917	65,525	40,070	99,160

Total revenues	1,091,116	1,038,154	2,880,075	2,544,674

Costs and expenses:
Oil and gas production	79,878	73,230	226,012	189,078
Agriculture	2,844	1,901	5,168	32,569
Timber	6,629	24,687	22,066	33,907
General and administrative	83,364	154,913	309,205	375,642
Depreciation and depletion	4,397	30,754	12,602	40,037

Total cost and expenses	177,112	285,485	575,053	671,233

Income from operations	914,004	752,669	2,305,022	1,873,441

Other income / (expense):
Interest income	22,211	31,448	103,996	81,021
Dividend income	7,167	9,189	29,369	26,173
Change in unrealized losses on securities available for sale	42,720	—	(23,920)	—
Gain / (loss) on sale of securities available for sale	(35,085)	—	(116,730)	(3,446)
Gain on sale of assets	—	—	20,908	302,008

Net other income / (expense)	37,013	40,637	13,623	405,756

Income before income taxes	951,017	793,306	2,318,645	2,279,197

Federal and state income tax expense:
Current	264,368	354,017	633,690	721,614
Deferred	24,081	(104,414)	27,844	16,077

Total income tax expense	288,449	249,603	661,534	737,691

Net income	$662,568	$543,703	$1,657,111	$1,541,506

Per Common Stock (1,942,495 outstanding shares):

Net Income	$0.34	$0.28	$0.85	$0.79

Dividends	$0.07	$0.07	$0.21	$0.21

See accompanying notes

CKX Lands, Inc.

Statements of Changes in Stockholders’ Equity

Nine Months ending September 30, 2008 and 2007

Nine Months Ended September 30, 2008:

	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
December 31, 2007 Balance		$9,404,044	$91,834	$72,256	$375,516
Comprehensive income:
Net income	$1,657,111	1,657,111	—	—	—

Other comprehensive income:
Change in unrealized net holdings gains occurring during period, net of taxes of $43,090	(64,635)
Change in recognized unrealized loss on securities available for sale, net of taxes of $9,568	14,352

Other Comprehensive income, net of taxes	(50,283)	—	(50,283)	—	—

Total comprehensive income	$1,606,828

Dividends		(407,924)	—	—	—

September 30, 2008 Balance		$10,653,231	$41,551	$72,256	$375,516

Nine Months Ended September 30, 2007:

	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
December 31, 2006 Balance		$7,895,007	$132,193	$72,256	$375,516
Comprehensive income:
Net income	$1,541,506	1,541,506	—	—	—

Other comprehensive income:
Unrealized net holdings gains occurring during period net of taxes of $11,115	(16,673)
Less: reclassification adjustment for net losses included in net income, net of taxes of $1,378	(2,068)

Other Comprehensive income, net of taxes	(14,605)	—	(14,605)	—	—

Total comprehensive income	$1,526,901

Dividends		(407,924)	—	—	—

September 30, 2007 Balance		$9,028,589	$117,588	$72,256	$375,516

See accompanying notes

CKX Lands, Inc.

Statements of Cash Flow

Nine Months ending September 30, 2008 and 2007

	2008	2007
Cash Flows From Operating Activities:
Net income	$1,657,111	$1,541,506
Adjusted for non-cash (income) expenses included in net income:
Depreciation, depletion and amortization	12,602	40,037
Deferred income tax expense	27,844	16,077
Adjusted for non-operating activities:
Unrealized loss of securities available for sale	23,920	3,446
Realized loss of securities sold	116,730	—
(Gain) from sale of land	(20,908)	(302,008)
Change in operating assets and liabilities:
(Increase) decrease in current assets	(243,308)	41,118
Increase (decrease) in current liabilities	(618,371)	218,155

Net cash provided from operating activities	955,620	1,558,331

Cash Flows From Investing Activities:
Certificates of deposit:
Proceeds	1,052,270	1,511,713
Purchases	—	(1,025,204)
Available for sale securities:
Purchases	—	(1,468,488)
Proceeds	1,261,798	1,981,094
Land, Equipment and Timber:
Purchases	(470,696)	(72,085)
Proceeds	49,606	—

Net cash provided from investing activities	1,892,978	927,030

Cash Flows From Financing Activities
Dividends paid	(1,184,921)	(2,350,419)

Net cash used in financing activities	(1,184,921)	(2,350,419)

Net increase in cash and cash equivalents	1,663,677	134,942
Cash and cash equivalents:
Beginning of period	4,823,123	1,084,993

Ending of period	$6,486,800	$1,219,935

Supplement Disclosure of Cash Flow Information:
Cash paid during the period for income taxes	$615,000	$441,791

See accompanying notes

CKX Lands, Inc.

Notes to Financial Statements

September 30, 2008

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

Note 3. Securities Available for Sale

Fair value measurements disclosure for securities available for sale follows:

		Fair Value Measurements at Reporting Date Using
Description	9/30/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities Available for Sale	$577,578	$577,578	—	—
Total	$577,578	$577,578	—	—

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue

Revenue for the first nine months of 2008 was $2,880,075, an increase of $335,401 or 13.2% over the first nine months of 2007.

Oil and gas revenue, excluding seismic fees and lease bonus and rental revenue, increased by $492,822 over 2007. As illustrated in the schedule below, barrels and MCF produced decreased and the average price per barrel and MCF increased in 2008.

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Oil Income	$1,697,502	$1,207,422
Barrels produced	16,424	18,702
Average price per barrel	$103.35	$64.56
Gas income	$979,990	$977,248
MCF produced	97,891	120,419
Average price per MCF	$10.01	$8.12

The decrease in both oil and gas production was due to new fields and new wells within existing fields not offsetting depletion in older fields. The increase in average price per barrel and MCF is directly related to current energy market price increases.

Total oil and gas cash receipts from the top 5 production companies for the nine months ended September 30, 2008 are as follows:

Production Company	Oil	Barrels	Gas	MCF
Swift Energy	$377,589	3,220	$93,504	8,655
Cox & Perkins	371,575	3,378	52,739	4,441
Riceland Petroleum	164,672	1,504	191,447	21,767
Mayne & Mertz	165,583	1,523	136,411	13,180
Gulfmark Energy	146,202	1,277	—	—

	$1,225,621	10,902	$474,101	48,043

Costs and Expenses

Total costs and expenses decreased by $96,180 or 14.3% during the nine months ended September 30, 2008 over the same period in 2007. This decrease was primarily due to oil and gas production cost increased by $36,934, this increase is directly related to the increase in oil and gas revenues; agriculture costs decreased by $27,401 during 2008 which is directly attributable to the sale of approximately 3,495 acres of primarily farm land in late 2007 (see Exhibit 10); general and administrative expenses decreased by $66,437 due to lower property taxes related to the sale of the above referenced 3,495 acres and the timing of certain accruals for operating expenses in 2007; depreciation decreased by $27,435 due to disposal of farm equipment.

Financial Condition

Current assets plus securities available for sale totaled $7,662,273 and total liabilities equaled $471,610 at September 30, 2008. Management believes existing cash and securities available for sale with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions.

The Company declared the normal seven cents per common share during the quarter ended September 30, 2008. It is anticipated that the Company will be able to continue paying a seven cents per common share per quarter. From time to time, the Company may elect to pay an extra dividend. In determining if an extra dividend will be declared, the Board of Directors will take into consideration the Company’s current liquidity and capital resources and the availability of suitable timberland that has mineral potential.

Issues and Uncertainties

This Quarterly Report contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those listed below, which, among others, should be considered in evaluating the Company’s financial outlook.

Revenues from oil and gas provide most of the Company’s revenue. Assuming that the average price per barrel and MCF had remained at 2007 average prices, the Company’s revenue would have decreased by approximately $883,000 for the nine months ended September 30, 2008. All of these revenues come from wells operated by other companies from properties belonging to CKX Lands, Inc. Consequently, these revenues will fluctuate due to changes in oil and gas prices and changes in the operations of the other companies.

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

Item 1 -5. Not Applicable

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

CKX Lands, Inc.

Date: November 5, 2008	/s/ Joseph K. Cooper
Joseph K. Cooper
President and Chief Executive Officer

Date: November 5, 2008	/s/ Brian R. Jones
Brian R. Jones
Treasurer and Chief Financial Officer