Form 10-K
period 2008-12-31
CKX Lands Inc
filed 2009-03-23
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to

Commission File Number 1-31905

CKX Lands, Inc.

(Exact name of registrant as specified in its Charter)

Louisiana	72-0144530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

901 Lakeshore Drive, 4th Floor Lake Charles, LA	70601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (337) 310-0547

Securities registered pursuant to Section 12(b) of the Act:

Common Stock with no par value	NYSE Alternext US
Title of each class	Name of each exchange on which registered

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES   ☒    NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
☐	☐	☐	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2008 was $20,879,192 based on the last reported sales price of the Common Stock on June 30, 2008 on the NYSE Alternext US.

The number of shares of the registrant’s Common Stock outstanding as of March 19, 2009, was 1,942,495.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement prepared in connection with the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 11, 12,13 and 14 of this Annual Report on Form 10-K.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

PART I

Item 1.	BUSINESS

General Description

CKX Lands, Inc. is a Louisiana corporation organized in 1930 as Calcasieu Real Estate & Oil Co., Inc., to receive non-producing mineral royalties spun off by a Southwest Louisiana bank. Over the years, as some of the royalties yielded oil and gas income, the Company used the proceeds to purchase land. On May 17, 2005, the Company changed its name from Calcasieu Real Estate & Oil Co., Inc. to CKX Lands, Inc. The primary reason for the change was to help make clear that the Company is not directly involved in oil and gas exploration or operations. As used herein, the “Company” or “CKX” refers to CKX Lands, Inc.

The Company’s shares are listed on the NYSE Alternext US (previously known as American Stock Exchange), under the symbol CKX. As of March 19, 2009, there were 1,942,495 shares outstanding. The Company had a common equity public float of less than $75 million as of the last business day of the second fiscal quarter. Consequently, the Company is a small reporting company under the Securities Exchange Commission regulations.

As a reporting company, CKX is subject to the informational requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and accordingly files its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room. As an electronic filer, CKX’s public filings are maintained on the SEC’s Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The Company owns land and mineral interests, all of which are located in Southwest Louisiana. The Company collects income from this land in the form of oil and gas royalties, agriculture rentals and timber sales. The Company is not involved in the exploration or production of oil and gas nor does it actively farm its lands. These activities are performed by others for royalties or rentals. Parts of the Company’s land are owned in indivision with other owners. The Company’s ownership share in most of this acreage is one-sixth. For convenience the owners jointly operate an entity known as Walker Louisiana Properties (“WLP”) to manage this acreage. Neither the Company nor Walker Louisiana Properties consider themselves to be in oil and gas producing activities inasmuch as: (1) they do not search for crude oil or natural gas in their natural states; (2) they do not acquire property for the purpose of exploration or the removing of oil and gas; and (3) they are not involved in construction, drilling and/or production activities necessary to retrieve oil and gas.

Oil and gas royalties are paid by the operators who own the wells. Timber income is paid by the highest bidder of the timber. There are several mills in the immediate area that compete for timber. All of the agriculture income comes from tenants who pay annual cash rents. The prices paid for oil, gas and timber depend on national and international market conditions. Oil and gas revenues were 95.8% of the Company’s total revenues in 2008 and 90.0% in 2007.

The source of all raw materials for the Company is the land itself. Timber income and agriculture income are renewable resources. All oil and gas income will eventually deplete, but we have no access to this data.

The Company does not spend any money on Research and Development.

The Company does not need government approval of its principal products or services except that the State of Louisiana must approve the size & location of all oil and gas producing units.

Employees

The Company has five employees, all of whom are part-time. There are four officers, and one clerical person. The Company is subject to no union contracts nor does the Company have any hospitalization, pension, profit sharing, option or deferred compensation programs. WLP has five full-time employees, and two of these employees are part-time employees of the Company. One employee of WLP is devoted full-time to agriculture, and one employee of WLP is devoted full-time to timber.

Customers

The Company’s customers are those who have mineral leases on the Company’s property or purchase the timber in competitive bids or execute farming leases. The largest customers are the oil and gas operators under the mineral leases. During 2008, the Company received 19% of its revenues from Swift Energy, 17% from Cox and Perkins, 15% from Riceland Petroleum, 11% from Mayne & Mertz, 6% from Gulfmark Energy, 6% from Kaiser-Francis Oil and 6% from Duncan Oil. Termination of production or cash receipts from any of these fields would have a material adverse effect on the Company.

Environmental and Other Governmental Regulations

The operators of the wells are responsible for complying with environmental and other governmental regulations. However, should an operator abandon a well located on Company land without following prescribed procedure, the land owners could possibly be held responsible. The Company does not believe this would have a material effect on its financial condition.

Item 2.	PROPERTIES

The Company owns a total of 10,903 net acres in the Louisiana Parishes of Allen, Beauregard, Calcasieu, Cameron, Jefferson Davis, LaFourche, Sabine, St. Landry and Vermilion. Most of the acreage is in Southwest Louisiana. Much of this land is owned in indivision. Ownership is as follows:

2008
100%	Ownership	4,112 acres
40%	Ownership of 1,620 acres with Walker Louisiana Properties	648 acres
50%	Ownership of 440 acres with Prairie Land Company	220 acres
16.667%	Ownership of 35,538 acres comprising Walker Louisiana Properties	5,923 acres

Of the total 10,903 net acres owned by CKX, timberland comprises 6,902 acres, 3,014 acres are agricultural land, 740 acres are marsh land and 247 acres are future subdivision land.

The table below shows, for the years ended December 31, 2008, and December 31, 2007, the Company’s net gas produced in thousands of cubic feet (MCF), net oil produced in barrels (Bbl), and average sales prices relating to oil and gas attributable to the royalty interests of the Company.

	Year Ended 12/31/08	Year Ended 12/31/07
Net gas produced (MCF)	113,172	151,637
Average gas sales price (per MCF)(1)	$9.91	$7.94
Net oil produced (Bbl)(2)	19,731	22,291
Average oil sales price (per Bbl)(1,2)	$95.74	$66.98

Notes to above schedule:

(1)	Before deduction of production and severance taxes.
(2)	Excludes plant products.

Item 3.	LEGAL PROCEEDINGS

The Company was not involved in any legal proceedings as of December 31, 2008.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended December 31, 2008.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the NYSE Alternext US (previously known as American Stock Exchange) under the trading symbol CKX since its listing on December 8, 2003. Prior to the listing there was no established public trading market for the Common Stock, and there had been only limited and sporadic trading in the Common Stock, principally among its shareholders. On February 13, 2009, there were approximately 560 stockholders of record. The Company believes that there are approximately 1,000 beneficial owners of its Common Stock. There were no sales of unregistered securities of the Company and no purchases of equity securities of the Company during 2008 by the Company. The following table sets forth the high and low sales prices as reported in the Wall Street Journal for the Common Stock by quarter during 2008 and 2007.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock price per share 2008	high	$16.50	14.50	13.29	14.05
	low	12.63	12.90	10.58	10.76

Common stock price per share 2007	high	$15.10	14.80	14.25	13.29
	low	12.50	12.85	12.90	11.25

The Company has paid cash dividends since 1990. The Company is currently paying a quarterly dividend of 7¢ per share and intends to maintain quarterly dividends. From time to time, the Company may elect to pay an extra dividend. In determining if an extra dividend will be declared, the Board of Directors will take into consideration the Company’s current liquidity and capital resources and the availability of suitable timberland that has mineral potential. The Company paid an extra dividend of 50¢ per share to shareholders of record at December 15, 2008, and declared an extra dividend of 40¢ per share to shareholders of record at December 27, 2007. A summary of cash dividends is set forth in the table below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Total
Cash Dividend per Share
2008	$0.07	0.07	0.07	0.57	0.78
2007	$0.07	0.07	0.07	0.47	0.68

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

CKX Lands, Inc. began operations in 1930 under the name Calcasieu Real Estate & Oil Co., Inc. It was originally organized as a spin-off by a bank operating in Southwest Louisiana. The purpose of the spin-off was to form an entity to hold non-producing minerals which regulatory authorities required the bank to charge off. Over the years, as some of the mineral interests began producing, the Company used part of the proceeds to acquire land. In 1990, the Company made its largest acquisition when it was one of four purchasers who bought American Airline’s fifty percent undivided interest in approximately 35,000 acres in Southwest Louisiana.

Today most of the Company’s income is derived from mineral production on the land acquired over the years. CKX receives income from seismic permits, mineral leases and the landowner’s portion of any oil and gas production. CKX also receives income from agriculture rents and timber sales. The Company’s activities are passive in that it doesn’t explore for oil and gas, operate wells or farm land. All timber activities are contracted. The Company doesn’t plant and harvest trees, except through contractors.

The Company’s income fluctuates as new oil and gas production is discovered on Company land and as wells deplete. Oil and gas activity has increased considerably over prior years due to higher prices and technology developments, particularly 3-D seismic. With new technology, companies are able to find much smaller pockets of oil and gas as well as drill with a much higher success rate. Most of these discoveries are small, however, and have a limited life.

CKX has small interests in 39 different oil and gas fields. The size of the interest is determined by the Company’s net ownership in the acreage unit for the well. CKX’s interests range from .0033% for the smallest to 3.567% for the largest. As the Company does not own or operate the wells, it does not have access to any reserve information.

Eventually, the oil and gas under the Company’s current land holdings will be depleted. The Company is constantly looking for additional land to be purchased in our immediate area. We are primarily looking for timberland that has mineral potential.

Results of Operations

Fiscal Year 2008 Compared to Fiscal Year 2007

Revenues for 2008 were $3,335,874, an increase of 2.4% when compared with 2007 revenues of $3,258,124.

Oil and gas revenues increased by $263,601, or 9.0%, to $3,194,407 in 2008. Oil and gas revenues consist of royalty, lease rental and geophysical revenue. Royalty revenue increased by $227,631, or 8.2%, and lease rentals increased by $30,140, or 20.7%, from 2007. Geophysical revenues increased by $5,830, or 191.5%, from 2007.

Gas production decreased by 38,382 MCF, and the average gas sales price per MCF increased by 24.8% resulting in a decrease in gas revenue of $81,267. Revenue from oil production increased by $308,897, due to an increase of 43.9% in the average oil sales price and a decrease in production of approximately 3,876 barrels.

The following seven fields produced 78% and 82% of the Company’s oil and gas revenues in 2008 and 2007, respectively. This following schedule shows the number of barrels of oil (Bbl Oil) and MCF of gas (MCF Gas) produced in 2008 and 2007.

	Bbl Oil		MCF Gas
Field	2008	2007	2008	2007
Bon Air	1,692	6,626	14,471	52,670
Castor Creek	266	391	9,880	21,691
South Bear Head Creek	4,318	2,365	11,456	6,340
South Gordon	4,285	4,073	5,623	5,439
South Jennings	1,162	1,279	26,502	17,571
Southeast Lunita	298	546	14,935	14,505
Vinton	1,648	1,718	—	—

All of the decreases were due to depletion. The increase at South Bear Head Creek was due to a new well.

In 2008 the Company was a lessor in eleven new mineral leases covering a total of 638.45 gross acres. The Company’s net acres leased in 2008 were 231.48 acres. The new leased acres are located in four different Parishes.

During 2008, the Company continued to see a reduction in oil and gas leasing activity over prior years. This is an expected operating result as drilling activity began on a number of leases thus eliminating lease payments.

Agriculture income decreased by $107,414, or 51.4%, from 2007 due to a decrease in right-of-way fees.

Timber income decreased by $78,436 to $40,070, a decrease of 66.2% from 2007. This decrease is primarily attributable to a depressed timber market which is related to the slow-down in the housing market.

On April 30, 2007, Walker Louisiana Properties completed the sale of 100 subdivision acres in Calcasieu Parish, Louisiana with a contract sales price of $1,912,050. The Company owns a one-sixth interest in this land and reported a gain from this sale of $312,561. This transaction was structured as a “deferred exchange using a qualified intermediary” pursuant to Paragraph 1031 of the Internal Revenue Code (1031 Exchange) for income tax purposes. Due to the 1031 exchange, a gain of $38,962 was deferred for income tax purposes.

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

Outlook for Fiscal Year 2009

The Company continues to actively search for lands that meet our criteria of timberland that has mineral potential. At this time, the Company has no prospects.

Currently, there are 16 non-producing mineral leases covering 1,696.34 gross acres, or 449.43 net acres, and 3 active seismic options to lease covering 1,506.15 gross acres, or 315.58 net acres. The Company believes that there is a good chance that some of these leases will be drilled and production discovered. However, the Company is not aware of any current drilling or testing activity.

In October 2007, the Company sold approximately 3,495 acres of agriculture land that had produced income of approximately $45,000 per year. We expect agriculture income to remain flat in 2009.

The Company expects timber revenues to remain depressed in 2009.

Liquidity and Capital Resources

The Company has no long-term liabilities, contingencies or off balance sheet liabilities and no material current liabilities at December 31, 2008. Additional sources of liquidity are the Company’s securities available-for-sale and a bank line of credit for $1,000,000.

There are no current plans for capital expenditures. However, the Company is always looking to purchase additional land provided it meets the Company’s criteria.

In the opinion of management, current cash flow from operations, cash and cash equivalent investments and the available line of credit are adequate for projected operation, possible land purchases and continuation of the regular cash dividend.

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

Our accounts receivable consist of incomes received after year end for royalties produced prior to year end. When there are royalties that have not been received at the time of the preparation of the financial statements for months in the prior year, we estimate the amount to be received based on the last month’s royalties that were received from that particular company. We do not maintain an allowance for doubtful accounts because we can confirm virtually all receivables before they are booked as income.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes (SFAS 109)” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

Reforestation expenses are added to the timber asset account and depleted over seven years. As timber is sold the original cost is amortized based on the volume as compared to the original cost. When we purchase land, the portion that represents the timber value is set up as an asset labeled “timber”.

Forward Looking Statements

Certain matters contained in this report are forward-looking statements including, without limitation, the information contained under the heading “Outlook for Fiscal Year 2009” in Item 6 of this report. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information may be obtained by reviewing the information set forth below under “Significant Risk Factors” and information contained in the Company’s reports periodically with the SEC.

Item 7A.	QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Commodity Prices

All of the Company’s operating income comes from the sale of commodities produced from its real estate: oil and gas, forest products, and agriculture products. Fluctuations in these commodity prices will directly impact net income. In 2008, average gas prices paid to the Company were 24.8% higher than the average in 2007, and average oil prices were 43.9% higher in 2008 than in 2007. If the average oil and gas prices in 2008 reverted to the 2007 averages, income before income tax would have declined by approximately 33%.

Interest Rate Risks

The Company has no direct exposure to changes in foreign currency exchange rates and minimal direct exposure to interest rates. The Company has an unsecured line of credit with Chase at their prime rate, but the Company hasn’t utilized this line and has no current plans to do so.

Item 8.	FINANCIAL STATEMENTS

All financial statements required by this item are listed in the Table of Contents to Financial Statements appearing immediately after the signature page of this Form 10-K and are included herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A (T).	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) for the Company. In assessing the Company’s ICFR, management follows the Committee of Sponsoring Organizations of the Treadway Commission’s (“COSO”) Internal Control over Financial Reporting—Guidance for Smaller Public Companies Integrated Framework (2006) in assessing the effectiveness of the Company’s ICFR. Management shall determine ICFR ineffective if a material weakness exists in the controls.

Due to the Company’s management inability to assess Walker Louisiana Properties’ ICFR and lack of compensating controls, management has assessed the Company’s ICFR as ineffective. The Company owns a one-sixth interest in WLP and WLP’s activities are material to the Company. WLP prepares cash basis interim financial statements and audited GAAP basis financial statements at year end. At report date, we have not identified a plan or process to remediate the ineffectiveness of the ICFR.

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

During the quarter ending December 31, 2008, the Company’s Management followed the COSO Internal Control over Financial Reporting—Guidance for Smaller Public Companies Integrated Framework (2006) when assessing the ICFR. During the quarter ending December 31, 2008, there have been no changes in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by Item 10 as to directors, nominees for directors, reports under Section 16 of the Securities Exchange Act of 1934, the Registrant’s audit committee and an audit committee financial expert is included in the Registrant’s definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 and is incorporated herein by reference.

Executive officers of Registrant are as follows:

Name	Age	Position with Registrant
Joseph K. Cooper	65	President, Chief Executive Officer and Director
Brian R. Jones	48	Treasurer and Chief Financial Officer
Charles D. Viccellio	75	Vice President, Secretary and Director

The occupations of such executive officers during the last five years and other principal affiliations are:

Name	Occupations
Joseph K. Cooper	President of CKX Lands, Inc. since 2008; Manager of Walker Louisiana Properties, Vice President and Operations Manager of Prairie Land Co.

Brian R. Jones	Treasurer and Chief Financial Officer of CKX Lands, Inc. since December 1, 2006, manager of BRJ Services, LLC since May 2002.

Charles D. Viccellio	Vice-President and Secretary of the Company since 1997 and Director of the Company since 1996; attorney in the law firm of Stockwell, Sievert, Viccellio, Clements & Shaddock, LLP.

There are no family relationships between any of our directors, except Mrs. Leach and Mrs. Werner are mother and daughter, and executive officers or any arrangement or understanding between any of our executive officers and any other person pursuant to which any executive officer was appointed to his office.

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

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	Documents filed as part of this report:

(1)	Financial Statements. The financial statements filed as part of this report are listed in the Table of Contents to Financial Statements appearing immediately after the signature page of this Form 10-K and are included herein by reference.

(2)	Financial Statement Schedules. Financial Statement Schedules are not required.

(3)	Exhibits. See (b) below

(b)	Exhibits:

3.1	Restated/Articles of Incorporation of the Registrant are incorporated by reference to Exhibit (3)-1 to Form 10 filed April 29, 1981.

3.2	Amendment to Articles of Incorporation of the Registrant is incorporated by reference to Exhibit (3.2) to Form 10-K for year ended December 31, 2003.

3.3	By-Laws of the Registrant are incorporated by reference to Exhibit (3.3) to Form 10-K for year ended December 31, 2003.

23.1	Consent of McElroy, Quirk & Burch filed herewith.

31.1	Certification of Joseph K. Cooper, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of Brian R. Jones, Treasurer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32	Certification of Joseph K. Cooper, President and Chief Executive Officer and Brian R. Jones, Treasurer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 19, 2009.

CKX LANDS, INC.
BY:	/s/ BRIAN R. JONES
Name:	Brian R. Jones
Title:	Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated with regard to CKX Lands, Inc. on March 19, 2009.

/s/ JOSEPH K. COOPER Joseph K. Cooper	President and Chief Executive Officer (Principal Executive Officer and Director)

/s/ BRIAN R. JONES Brian R. Jones	Treasurer and Chief Financial Officer (Principal Financial Officer)

/s/ CHARLES D. VICCELLIO Charles D. Viccellio	Vice President & Secretary (Director)

/s/ HENRY E. BLAKE Henry E. Blake	Director

/s/ ARTHUR HOLLINS, III Arthur Hollins, III	Director

/s/ LAURA A. LEACH Laura A. Leach	Director

/s/ B. JAMES REAVES, III B. James Reaves, III	Director

/s/ MARY W. SAVOY Mary W. Savoy	Director

/s/ WILLIAM GRAY STREAM William Gray Stream	Director

/s/ MARY LEACH WERNER Mary Leach Werner	Director

CKX LANDS, INC.

[MCELROY, QUIRK & BURCH LETTERHEAD]

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors

CKX Lands, Inc.

Lake Charles, Louisiana

We have audited the accompanying balance sheets of CKX Lands, Inc. as of December 31, 2008 and 2007, and the related statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CKX Lands, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended, in conformity with accounting principles generally accepted in the United States of America.

/s/    McElroy, Quirk & Burch

Lake Charles, Louisiana

March 19, 2009

CKX Lands, Inc.

Balance Sheets

Years ended December 31, 2008 and 2007

	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$5,779,491	$1,624,970
1031 trust account—Restricted	—	3,198,153
Certificates of deposit	—	1,052,270
Accounts receivable	226,268	333,921
Prepaid expense and other assets	97,636	14,469

Total Current Assets	6,103,395	6,223,783

Securities Available-for-Sale	522,102	2,030,309

Property and Equipment:
Building and equipment less accumulated depreciation of $65,084 and $67,348, respectively	11,216	9,362
Timber less accumulated depletion of $496,323 and $454,529, respectively	362,991	400,102
Land	2,821,300	2,361,998

Total Property and Equipment, net	3,195,507	2,771,462

Total Assets	$9,821,004	$11,025,554

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables and accrued expenses	$43,961	$51,469
Dividends payable	—	912,973
Income tax payable:
Current	—	590,384
Deferred	32,344	96,292

Total Current Liabilities	76,305	1,651,118

Noncurrent Liabilities:
Deferred income tax payable	181,818	181,818

Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	72,256	72,256
Retained earnings	9,857,876	9,404,044
Accumulated other comprehensive income	8,265	91,834
Less cost of treasury stock (157,505 shares)	(375,516)	(375,516)

Total stockholders’ equity	9,562,881	9,192,618

Total Liabilities and Stockholders’ Equity	$9,821,004	$11,025,554

See accompanying Notes to Financial Statements.

CKX Lands, Inc.

Statements of Income

Years Ended December 31, 2008 and 2007

	2008	2007
Revenues:
Oil and gas	$3,194,407	$2,930,807
Agriculture	101,397	208,811
Timber	40,070	118,506

Total revenues	3,335,874	3,258,124

Costs and Expenses:
Oil and gas production	250,958	239,586
Agriculture	7,192	38,406
Timber	32,122	46,502
General and administrative	397,016	442,691
Depreciation and depletion	21,578	58,542

Total cost and expenses	708,866	825,727

Income from operations	2,627,008	2,432,397

Other Income / (Expense):
Interest income	123,599	140,181
Dividend income	30,383	35,257
Change in unrealized losses on securities available-for-sale	(23,920)	—
Gain / (loss) on sale of securities available-for-sale	(116,730)	(3,446)
Gain on sale of land and other assets	86,741	1,757,045

Net other income / (expense)	100,073	1,929,037

Income before income taxes	2,727,081	4,361,434

Federal and state income taxes:
Current	766,340	1,519,441
Deferred	(8,237)	12,058

Total income taxes	758,103	1,531,499

Net Income	$1,968,978	$2,829,935

Per Common Stock (1,942,495 shares):
Net Income	$1.01	$1.46

Dividends	$0.78	$0.68

See accompanying Notes to Financial Statements.

CKX Lands, Inc.

Statements of Changes in Stockholders’ Equity

Years ended December 31, 2008 and 2007

	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
December 31, 2006 Balance		$7,895,007	$132,193	$72,256	$375,516

Comprehensive income:
Net income	$2,829,935	2,829,935	—	—	—
Other comprehensive income:
Change in unrealized net holdings gains occurring during period, net of taxes of $28,825	(42,427)
Change in recognized unrealized loss on securities available for sale, net of taxes of $1,379	2,068

Other Comprehensive income, net of taxes	(40,359)	—	(40,359)

Total comprehensive income	$2,789,576		—	—	—

Dividends		(1,320,898)	—	—	—

December 31, 2007 Balance		$9,404,044	$91,834	$72,256	$375,516

Comprehensive income:
Net income	$1,968,978	1,968,978	—	—	—
Other comprehensive income:
Change in unrealized net holdings gains occurring during period, net of taxes of $65,281	(97,921)
Change in recognized unrealized loss on securities available for sale, net of taxes of $9,568	14,352

Other Comprehensive income, net of taxes	(83,569)	—	(83,569)

Total comprehensive income	$1,885,409		—	—	—

Dividends		(1,515,146)	—	—	—

December 31, 2008 Balance		$9,857,876	$8,265	$72,256	$375,516

See accompanying Notes to Financial Statements

CKX Lands, Inc.

Statements of Cash Flows

Years Ended December 31, 2008 and 2007

	2008	2007
Cash Flows From Operating Activities:
Net Income	$1,968,978	$2,829,934
Less non-cash (income) expenses included in net income:
Depreciation, depletion and amortization	21,578	58,542
Deferred income tax expense	(8,237)	12,058
Less non-operating activities:
Unrealized (Gain) loss on securities	23,920	—
(Gain) loss from sales of securities available-for-sale	116,730	3,446
Gain from sale of land and other assets	(64,426)	(1,757,045)
Change in operating assets and liabilities:
(Increase) decrease in current assets	109,423	65,228
Increase (decrease) in current liabilities	(738,541)	608,877

Net cash provided from operating activities	1,429,425	1,821,040

Cash Flows From Investing Activities:
Proceeds from certificate of deposits maturities	1,052,270	2,536,917
Purchase of certificate of deposit	—	(2,077,474)
Available-for-sale securities:
Proceeds	1,283,988	1,982,553
Purchases	—	(1,468,488)
Purchase and improvements to land	(459,303)	(41,431)
Proceeds from sale of land	—	3,511,589
Proceeds held in 1031 trust account	3,198,153	(3,198,153)
Purchase property and equipment and other assets	(121,946)	(40,181)
Proceeds from the sale of property and equipment and other assets	176,926	—
Proceeds from the sale of timber	23,126	—

Net cash provided from investing activities	5,153,214	1,205,332

Cash Flows From Financing Activities
Dividends paid net of refunds	(2,428,118)	(2,486,395)

Net cash used in financing activities	(2,428,118)	(2,486,395)

Net increase in cash and cash equivalents	4,154,521	539,977
Cash and cash equivalents:
Beginning	1,624,970	1,084,993

Ending	$5,779,491	$1,624,970

Supplemental disclosures of cash flow information
Cash payments for:
Interest	$—	$—
Income taxes	$927,210	$826,510

Supplemental schedule of noncash investing and financing activities
Net change in unrealized and realized gains on available-for-sale securities	$(83,569)	$(40,359)

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

Investment securities:

The Company complies with the provisions of Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under the provisions of this statement, management must make a determination at the time of acquisition whether certain investments in debt and equity securities are to be held as investments to maturity, held as available-for-sale, or held for trading. Management, under a policy adopted by the board of directors of the Company, made a determination that all debt and equity securities owned at that date and subject to the provisions of the statement would be classified as held available-for-sale.

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

CKX Lands, Inc.

Notes to Financial Statements—(continued)

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

Note 2. Securities Available-for-Sale

Debt and equity securities have been classified in the balance sheet according to management’s intent in the noncurrent asset sections under the heading “securities available-for-sale”. The carrying amount of securities and their approximate fair values at December 31, 2008 and 2007 follow:

	Gross Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
At December 31, 2008
Equity securities	$510,353	107,358	95,609	522,102
Corporate bonds	—	—	—	—
US Government securities	—	—	—	—

	$510,353	107,358	95,609	522,102

At December 31, 2007
Equity securities	$698,659	239,611	97,739	840,531
Corporate bonds	200,003	—	3,405	196,598
US Government securities	980,618	12,562	—	993,180

	$1,879,280	252,173	101,144	2,030,309

CKX Lands, Inc.

Notes to Financial Statements—(continued)

Gross realized gains and gross realized losses on sales of securities available-for-sale for the year ended December 31, 2008 and 2007 are presented below.

	Realized Gains	Realized Losses
December 31, 2008
Equity securities	$—	(116,730)

December 31, 2007
US Government securities	$1,548	4,994

Information pertaining to available-for-sale securities with gross unrealized losses at December 31, 2008 and 2007 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or More
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
December 31, 2008
Equity securities	$—	—	173,120	95,609

December 31, 2007
Equity securities	$105,951	67,370	90,920	30,369
Corporate bonds	—	—	200,003	3,405
US Government securities	—	—	—	—

	$105,951	67,370	290,923	33,774

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

The Company has the intent and ability to retain its investments for a period of time sufficient to allow for anticipated recovery of fair value.

Note 3. Oil and Gas Properties

Results of operations for oil and gas producing activities at December 31, 2008 and 2007 are as follows:

	2008	2007
Gross revenues
Royalty interests	$3,004,077	$2,776,504
Working interests	6,927	7,190
Seismic and Lease Fees	183,403	147,113

	3,194,407	2,930,807
Production costs	250,958	239,586

Results before income tax expense	2,943,449	2,691,221
Estimated income tax expense	923,885	880,193

Results of operations from producing activities excluding corporate overhead	$2,019,564	$1,811,028

CKX Lands, Inc.

Notes to Financial Statements—(continued)

There were no major costs, with the exception of severance taxes, incurred in connection with the Company’s oil and gas operations, which are conducted entirely within the United States, during the year ending December 31, 2008 or 2007.

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

Company’s share of oil and gas produced from royalty and working interests:

	2008	2007
Net gas produced (MCF)	113,172	151,637
Net oil produced (Bbl)	19,731	22,291

Note 4. Income Taxes

The Company files federal and state income tax returns on a calendar year basis.

The net deferred tax liability in the accompanying balance sheets includes the following components at December 31, 2008 and 2007:

	2008		2007
	Current	Non-Current	Current	Non-Current
Deferred tax assets	$385	$—	$1,215	$—
Deferred tax liabilities	(37,596)	(181,818)	(37,096)	(181,818)
Deferred tax asset on unrealized net loss (gain) of securities available-for-sale	4,867	—	(60,411)	—

	$(32,344)	$(181,818)	$(96,292)	$(181,818)

Reconciliation between federal income taxes, computed by applying statutory tax rates to income before income taxes and income taxes provided at December 31, 2008 and 2007 is as follows:

	2008	2007
Tax at statutory rates	$927,208	$1,482,888
Tax effect of the following:
Statutory depletion	(153,561)	(141,952)
Dividend exclusion	(7,231)	(8,391)
State income tax	102,613	200,144
Other	(102,689)	(13,248)

	$766,340	$1,519,441

CKX Lands, Inc.

Notes to Financial Statements—(continued)

Deferred income taxes result from timing differences in the recognition of revenue and expenses for tax and financial statement purposes. The effect of these timing differences at December 31, 2008 and 2007 is as follows:

	2008		2007
	Current	Non-Current	Current	Non-Current
Conversion of investment from tax cash basis to accrual basis for financial reporting	$(37,211)	—	$(35,881)	—
Unrealized net loss (gain) on marketable securities	4,867	—	(60,411)	—
Casualty loss	—	(121,239)	—	(121,239)
Deferred gain	—	(60,579)	—	(60,579)

	$(32,344)	(181,818)	$(96,292)	(181,818)

Note 5. Line of Credit

The Company has available an unsecured line of credit in the amount of $1,000,000. The balance on this line of credit was $-0- at December 31, 2008 and 2007.

Note 6. Company Operations

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, agricultural and timber. The Company’s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

CKX Lands, Inc.

Notes to Financial Statements—(continued)

Following is a summary of segmented operations information for 2008 and 2007:

	2008	2007
Revenues
Oil and Gas	$3,194,407	$2,930,807
Agricultural	101,397	208,811
Timber	40,070	118,506

Total	3,335,874	3,258,124

Cost and Expenses
Oil and Gas	250,958	239,586
Agricultural	7,192	38,406
Timber	46,108	90,066

Total	304,258	368,058

Income from Operations
Oil and Gas	2,943,449	2,691,221
Agricultural	94,205	170,405
Timber	(6,038)	28,440

Total	3,031,616	2,890,066
Other Income (Expense) before Income Taxes	(304,535)	1,471,368

Income before Income Taxes	2,727,081	4,361,434

Identifiable Assets
Oil and Gas	—	—
Agricultural	—	—
Timber	362,991	400,102
General Corporate Assets	9,458,013	10,625,452

Total	9,821,004	11,025,554

Capital Expenditures
Oil and Gas	—	—
Agricultural	—	—
Timber	4,683	40,181
General Corporate Assets	459,302	41,431

Total	463,985	81,612

Depreciation, Depletion and Amortization
Oil and Gas	—	—
Agricultural	—	13,232
Timber	13,986	43,563
General Corporate Assets	7,592	1,747

Total	$21,578	$58,542

There are no intersegment sales reported in the accompanying income statements. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income or loss from operations before income taxes excluding nonrecurring gains and losses on securities held available-for-sale. Income before income tax represents net revenues less operating expenses and other income and expenses of a general corporate nature. Identifiable assets by segment are those assets used solely in the Company’s operations within that segment.

CKX Lands, Inc.

Notes to Financial Statements—(continued)

The following summarizes major customer information at December 31, 2008 and 2007 from oil and gas revenues:

	Sales to Customer as a Percentage of Total Revenues
	2008	2007
Swift Energy	19%	7%
Cox and Perkins	17%	10%
Riceland Petroleum	15%	7%
Mayne and Mertz	11%	29%
Gulfmark Energy	6%	4%
Kaiser-Francis Oil	6%	5%
Duncan Oil	6%	—
Unit Petroleum	5%	7%

Note 7. Related Party Transactions

In 1990, the Company purchased interests in properties managed by Walker Louisiana Properties, such properties being subject to a management agreement.

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

Note 9. Land Sale

On October 24, 2007, the Company completed the sale of approximately 3,495 agricultural acres and certain equipment assets in Cameron Parish, Louisiana for approximately $3,146,000. This transaction was structured as a “deferred exchange using a qualified intermediary” pursuant to Paragraph 1031 of the Internal Revenue Code (1031 Exchange) for income tax purposes. The entire sales proceeds were deposited with a qualified intermediary, (“1031 trust account—restricted use”) and the gain was deferred during the 1031 Exchange period. In late February 2008, the Company determined that consummation of identified 1031 Exchange properties was not possible and current recognition of the approximate gain of $1,448,900 from this sale was the result.

Note 10. Supplementary Income Statement Information

Taxes, other than income taxes, of $306,716 and $309,456, were charged to expense during 2008 and 2007, respectively.

Note 11. Contingencies

There are no material contingencies known to management. The Company does not participate in off balance sheet arrangements.

Note 12. Concentration of Credit Risk

The Company maintains its cash balances in one financial institution. The amount on deposit in the financial institution is insured by the Federal Deposit Insurance Corporation up to $250,000.

CKX Lands, Inc.

Notes to Financial Statements—(continued)

Note 13. Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Cash and cash equivalents:

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities available-for-sale:

Debt and equity securities were valued at fair value, which equals quoted market price.

The estimated fair value of the Company’s financial instruments at December 31, 2008 and 2007 are as follows.

	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Presented in thousands)
Financial Assets:
Cash and cash equivalents	$5,779	$5,779	$1,625	$1,625
1031 Trust Account	—	—	3,198	3,198
Certificate of deposit	—	—	1,052	1,052
Securities available-for-sale	522	522	2,031	2,031

	$6,301	$6,301	$7,906	$7,906

Fair value measurements disclosure for securities available for sale follows:

Description	12/31/2008	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities Available for Sale	$522,102	$522,102	—	—

Total	$522,102	$522,102	—	—