Form 10-Q
period 2009-03-31
CKX Lands Inc
filed 2009-05-14
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,942,495

CKX Lands, Inc.

Form 10-Q

For the Quarter ended March 31, 2009

Part I – Financial Information

Item 1.	FINANCIAL STATEMENTS

CKX Lands, Inc.

Balance Sheets

March 31, 2009 and December 31, 2008

	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$6,240,866	$5,779,491
Accounts receivable	148,469	226,268
Prepaid expense and other assets	100,802	97,636

Total Current Assets	6,490,137	6,103,395

Securities Available-for-Sale	429,006	522,102
Property and Equipment:
Building and equipment less accumulated depreciation of $66,835 and $65,084, respectively	13,735	11,216
Timber less accumulated depletion of $499,943 and $496,323, respectively	378,024	362,991
Land	2,821,300	2,821,300

Total Property and Equipment, net	3,213,059	3,195,507

Total Assets	$10,132,202	$9,821,004

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables and accrued expenses	115,558	43,961
Dividends payable	135,975	—
Income tax payable:
Current	29,389	—
Deferred	—	32,344

Total Current Liabilities	280,922	76,305

Noncurrent Liabilities:
Deferred income tax payable	181,818	181,818

Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	72,256	72,256
Retained earnings	10,020,314	9,857,876
Accumulated other comprehensive income	(47,592)	8,265
Less cost of treasury stock (157,505 shares)	(375,516)	(375,516)

Total stockholders’ equity	9,669,462	9,562,881

Total Liabilities and Stockholders’ Equity	$10,132,202	$9,821,004

See accompanying Notes to Financial Statements.

CKX Lands, Inc.

Statements of Income

Quarter Ended March 31, 2009 and 2008

	2009	2008
Revenues:
Oil and gas	$458,221	$794,040
Agriculture	34,697	32,587
Timber	10,457	638

Total revenues	503,375	827,265

Costs and Expenses:
Oil and gas production	40,881	66,665
Agriculture	581	695
Timber	15,877	10,160
General and administrative	84,725	143,039
Depreciation and depletion	1,993	1,416

Total cost and expenses	144,057	221,975

Income from operations	359,318	605,290

Other Income / (Expense):
Interest income	4,887	61,175
Dividend income	6,624	8,884
Change in unrealized losses on securities available-for-sale	—	(80,988)
Gain on sale of land and other assets	10,000	1,154

Net other income / (expense)	21,511	(9,775)

Income before income taxes	380,829	595,515

Federal and state income taxes:
Current	114,326	167,875
Deferred	(31,910)	(64,379)

Total income taxes	82,416	103,496
Net Income	$298,413	$492,019

Per Common Stock (1,942,495 shares):
Net Income	$0.15	$0.25

Dividends	$0.07	$0.07

See accompanying Notes to Financial Statements.

CKX Lands, Inc.

Statements of Changes in Stockholders’ Equity

Quarter Ended March 31, 2009 and 2008

Three Months Ended March 31, 2009:
	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
December 31, 2008 Balance		$9,857,876	$8,265	$72,256	$375,516
Comprehensive income:
Net income	$298,413	298,413	—	—	—

Other comprehensive income:
Change in unrealized net holdings gains occurring during period, net of taxes of $37,238	(55,857)		(55,857)

Total comprehensive income	$242,554

Dividends		(135,975)	—	—	—

March 31, 2009 Balance		$10,020,314	$(47,592)	$72,256	$375,516

Three Months Ended March 31, 2008:

	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
December 31, 2007 Balance		$9,404,044	$91,834	$72,256	$375,516
Comprehensive income:
Net income	$492,019	492,019	—	—	—

Other comprehensive income:
Change in unrealized net holdings gains occurring during period, net of taxes of $9,500	(14,250)		(14,250)

Total comprehensive income	$477,769

Dividends		(135,975)	—	—	—

March 31, 2008 Balance		$9,760,088	$77,584	$72,256	$375,516

See accompanying notes

CKX Lands, Inc.

Statements of Cash Flows

Quarter Ended March 31, 2009 and 2008

	2009	2008
Cash Flows From Operating Activities:
Net Income	$298,413	$492,019
Less non-cash (income) expenses included in net income:
Depreciation, depletion and amortization	1,993	1,416
Deferred income tax expense	(31,910)	(64,379)
Less non-operating activities:
Unrealized (Gain) loss on securities	—	80,988
Gain from sale of land and other assets	(10,000)	(1,154)
Change in operating assets and liabilities:
(Increase) decrease in current assets	111,437	(52,969)
Increase (decrease) in current liabilities	100,987	(333,425)

Net cash provided from operating activities	470,920	122,496

Cash Flows From Investing Activities:
Available-for-sale securities:
Proceeds	—	1,180,619
Purchase of timber	(15,974)	—
Purchase property and equipment and other assets	(7,143)	—
Proceeds from the sale of property and equipment and other assets	3,572	7,590
Proceeds released from in 1031 trust account	—	3,198,153
Proceeds from dissolution of partnership	10,000	—

Net cash provided from investing activities	(9,545)	4,386,362

Cash Flows From Financing Activities
Dividends paid net of refunds	—	(912,972)

Net cash used in financing activities	—	(912,972)

Net increase in cash and cash equivalents	461,375	3,595,886
Cash and cash equivalents:
Beginning	5,779,491	1,624,970

Ending	$6,240,866	$5,220,856

Supplemental disclosures of cash flow information
Cash payments for:
Interest	$—	$—

Income taxes	$—	$75,933

Supplemental schedule of noncash investing and financing activities
Net change in unrealized and realized gains on available-for-sale securities	$(93,095)	$(23,750)

See accompanying Notes to Financial Statements.

CKX Lands, Inc.

Notes to Financial Statements

March 31, 2009

Note 1.	Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in accordance with generally accepted accounting principles. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the CKX Lands, Inc. Form 10-K for the fiscal year ended December 31, 2008.

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

Pervasiveness of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect: the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Investment securities:

The Company complies with the provisions of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under the provisions of this statement, management must make a determination at the time of acquisition whether certain investments in debt and equity securities are to be held as investments to maturity, held as available for sale, or held for trading. Management, under a policy adopted by the board of directors of the Company, made a determination that all debt and equity securities owned at that date and subject to the provisions of the statement would be classified as held available-for-sale.

Under the accounting policies provided for investments classified as held available-for-sale, all such debt securities and equity securities that have readily determinable fair value shall be measured at fair value in the balance sheet. Unrealized holding gains and losses for available-for-sale securities shall be excluded from earnings and reported net of income taxes as a separate component of retained earnings until realized. Realized gains and losses on available-for-sale securities are included in income. The cost of securities sold is based on the specific identification method. Interest on debt securities is recognized in income as earned, and dividends on marketable equity securities are recognized in income when declared.

CKX Lands, Inc.

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

Property and equipment:

Property and equipment is stated at cost. Major additions are capitalized, and maintenance and repairs are charged to income. Depreciation is computed on the straight-line and accelerated methods over the estimated useful lives of the assets.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 which did not have an impact on our financial statements.

Note 3.	Net Income and Dividends per common stock:

Net Income and Dividends per share of common stock are based on the weighted average number of common stock shares outstanding during the period.

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

In July 2006, the FASB issued Interpretation (“FIN”) No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies that a tax position must be more likely than not of being sustained before being recognized in the financial statements. As required, we adopted the provisions of FIN 48 as of January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial statements.

Note 5.	Contingencies:

There are no material contingencies known to management. The Company does not participate in off balance sheet arrangements.

CKX Lands, Inc.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue

Revenue for the first three months of 2009 was $503,375 a decrease of $323,890 or 39.2% over the first three months of 2008. Oil and gas income decreased by $335,819 compared to the same period in 2008. As illustrated in the schedule below, barrels and MCF produced as well as average price per barrel and per MCF were lower in 2009.

	2009	2008
Oil Income	$267,806	$488,673
Barrels produced	5,019	5,068
Average price per barrel	$53.35	$96.43

Gas income	$175,428	$275,448
MCF produced	22,298	33,388
Average price per MCF	$7.87	$8.25

The decrease in both oil and gas production was due to depletion in older fields exceeding new fields and new wells within existing fields. The decrease in average price per barrel and MCF is directly related to current energy market price decreases.

Total oil and gas cash receipts from the top 5 production companies for the three months ended March 31, 2009 are as follows:

Production Company	Oil	Barrels	Gas	MCF
Swift Energy	$181,117	2,679	58,711	5,476
Riceland Petroleum	13,840	296	36,271	5,184
Cox & Perkins	36,575	801	8,051	1,017
Kaiser-Francis Oil	13,898	256	19,160	2,467
Denbury Oil	4,172	22	17,775	2,471

	$249,602	4,054	$139,968	16,615

Costs and Expenses

Total costs and expenses decreased by $77,918 or 35.1% during the three months ended March 31, 2009 over the same period in 2008. Oil and gas production costs decreased by $25,784; the decrease is directly related to lower oil and gas revenues. General and administrative expenses decreased by $58,314 primarily due to amortization of prepaid annual stock exchange fee and state franchise tax.

CKX Lands, Inc.

Financial Condition

Current assets including securities available-for-sale totaled $6,919,143 and total liabilities equaled $462,740 at March 31, 2009. Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions.

The Company declared the normal seven cents per common share during the quarter ended March 31, 2009. It is anticipated that the Company will be able to continue paying a seven cents per common share each quarter. From time to time, the Company may elect to pay an extra dividend. In determining if an extra dividend will be declared, the Board of Directors will take into consideration the Company’s current liquidity and capital resources and the availability of suitable timberland that has mineral potential.

Issues and Uncertainties

This Quarterly Report contains forward-looking statements. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those discussed below, which, among others, should be considered in evaluating the Company’s financial outlook.

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

CKX Lands, Inc.

Part II. Other Information

Item 1–3.	Not Applicable

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders was held on April 22, 2009. The following proposals were adopted by the margins indicated:

1.	To elect a Board of Directors to hold office until their successors are elected and qualified.

	Number of Shares
	For	Withheld
Joseph K. Cooper	1,532,352	7,460
Brian R. Jones	1,518,361	21,451
Charles D. Viccellio	1,529,182	10,630
Henry E. Blake	1,514,766	25,046
Elizabeth B. Hollins	1,519,852	19,960
Laura A. Leach	1,532,352	7,460
B. James Reaves, III	1,532,013	7,799
Mary W. Savoy	1,532,352	7,460
William Gray Stream	1,468,825	70,987
Mary Leach Werner	1,469,359	70,453

2.	To approve McElroy, Quirk and Burch APC as auditors for the 2009 fiscal year.

For	1,529,178
Against	9,783
Withheld	847

Item 5.	Not Applicable

CKX Lands, Inc.

Item 6.	EXHIBITS

3.1	Restated/Articles of Incorporation of the Registrant are incorporated by reference to Exhibit (3)-1 to Form 10 filed April 29, 1981.

3.2	Amendment to Articles of Incorporation of the Registrant is incorporated by reference to Exhibit (3.2) to Form 10-K for year ended December 31, 2003.

3.3	By-Laws of the Registrant are incorporated by reference to Exhibit (3.3) to Form 10-K for year ended December 31, 2003.

10	Contract to Purchase and Sell approximately 3,495 acres in Cameron Parish, Louisiana effective July 3, 2007 is incorporated by reference to Exhibit (10) to Form 10-QSB filed August 13, 2007.

31.1	Certification of Joseph K. Cooper, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of Brian R. Jones, Treasurer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

CKX Lands, Inc.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKX Lands, Inc.

Date: May 7, 2009	/s/ Joseph K. Cooper
Joseph K. Cooper
President and Chief Executive Officer

Date: May 7, 2009	/s/ Brian R. Jones
Brian R. Jones
Treasurer and Chief Financial Officer