Form 10-Q
period 2009-06-30
CKX Lands Inc
filed 2009-08-13
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission File Number 1-31905

CKX Lands, Inc.

(Exact name of registrant as specified in its charter)

Louisiana	72-0144530
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Pujo Street, Suite 200 Lake Charles, LA	70601
(Address of principal executive offices)	(Zip Code)

(337) 493-2399

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:    1,942,495

CKX Lands, Inc.

Form 10-Q

For the Quarter ended June 30, 2009

CKX Lands, Inc.

Part I – Financial Information

Item 1.	FINANCIAL STATEMENTS

CKX Lands, Inc.

Balance Sheets

June 30, 2009 and December 31, 2008

	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$5,898,895	$5,779,491
Accounts receivable	150,738	226,268
Prepaid expense and other assets	210,011	97,636

Total Current Assets	6,259,644	6,103,395

Securities Available-for-Sale	468,214	522,102
Property and Equipment:
Building and equipment less accumulated depreciation of $69,509 and $65,084, respectively	15,202	11,216
Timber less accumulated depletion of $499,203 and $496,323, respectively	362,360	362,991
Land	2,818,213	2,821,300

Total Property and Equipment, net	3,195,775	3,195,507

Total Assets	$9,923,633	$9,821,004

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables and accrued expenses	41,358	43,961
Income tax payable - Deferred	—	32,344

Total Current Liabilities	41,358	76,305

Noncurrent Liabilities:
Deferred income tax payable	181,818	181,818

Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	72,256	72,256
Retained earnings	10,013,434	9,857,876
Accumulated other comprehensive income	(9,717)	8,265
Less cost of treasury stock (157,505 shares)	(375,516)	(375,516)

Total stockholders’ equity	9,700,457	9,562,881

Total Liabilities and Stockholders’ Equity	$9,923,633	$9,821,004

See accompanying Notes to Financial Statements.

CKX Lands, Inc.

CKX Lands, Inc.

Statements of Income

Quarter and Six Months Ended June 30, 2009 and 2008

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Oil and gas	$279,328	$930,659	$737,549	$1,724,699
Agriculture	14,275	20,520	48,972	53,108
Timber	8,046	10,515	18,503	11,152

Total revenues	301,649	961,694	805,024	1,788,959

Costs and Expenses:
Oil and gas production	26,611	79,470	67,493	146,135
Agriculture	1,996	1,628	2,577	2,323
Timber	3,601	5,277	19,478	15,437
General and administrative	100,617	82,801	185,340	225,840

Depreciation and depletion	1,884	6,789	3,878	8,205

Total cost and expenses	134,709	175,965	278,766	397,940

Income from operations	166,940	785,729	526,258	1,391,019

Other Income / (Expense):
Interest income	3,854	20,610	8,741	81,785
Dividend income	5,079	13,318	11,702	22,202
Change in unrealized losses on securities available-for-sale	(23,920)	14,348	(23,920)	(66,640)
Gain/(Loss) on securities available-for-sale	—	(81,644)	—	(81,644)
Gain on sale of land and other assets	30,719	19,754	40,719	20,908

Net other income / (expense)	15,732	(13,615)	37,242	(23,390)

Income before income taxes	182,672	772,114	563,500	1,367,629

Federal and state income taxes:
Current	59,496	201,447	173,822	369,322
Deferred	(5,919)	68,142	(37,829)	3,763

Total income taxes	53,577	269,589	135,993	373,085
Net Income	$129,095	$502,525	$427,507	$994,544

Per Common Stock (1,942,495 shares):

Net Income	$0.07	$0.26	$0.22	$0.51

Dividends	$0.07	$0.07	$0.14	$0.14

See accompanying Notes to Financial Statements.

CKX Lands, Inc.

CKX Lands, Inc.

Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2009 and 2008

Six Months Ended June 30, 2009:

	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
December 31, 2008 Balance		$9,857,876	$8,265	$72,256	$375,516

Comprehensive income:
Net income	$427,507	427,507	—	—	—
Other comprehensive income:
Change in unrealized net holdings gains occurring during period, net of taxes of $11,987	(17,982)		(17,982)

Total comprehensive income	$409,525

Dividends		(271,949)	—	—	—

June 30, 2009 Balance		$10,013,434	$(9,717)	$72,256	$375,516

Six Months Ended June 30, 2008:

	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
December 31, 2007 Balance		$9,404,044	$91,834	$72,256	$375,516

Comprehensive income:

Net income	$994,544	994,544	—	—	—

Other comprehensive income:
Change in unrealized net holdings gains occurring during period, net of taxes of $46,542	(69,814)

Change in recognized unrealized loss on securities available for sale, net of taxes of $26,656	39,984

Other Comprehensive income, net of taxes	(29,830)	—	(29,830)

Total comprehensive income	$964,715

Dividends		(271,949)	—	—	—

June 30, 2008 Balance		$10,126,639	$62,004	$72,256	$375,516

See accompanying notes

CKX Lands, Inc.

CKX Lands, Inc.

Statements of Cash Flows

Six Months Ended June 30, 2009 and 2008

	2009	2008
Cash Flows From Operating Activities:
Net Income	$427,507	$994,544
Less non-cash (income) expenses included in net income:
Depreciation, depletion and amortization	3,878	8,205
Deferred income tax expense	(37,829)	3,763
Less non-operating activities:
Realized loss on securities sold	—	81,644
Unrealized (gain) loss on securities	23,920	66,640
Gain from sale of land and other assets	(40,719)	(20,908)
Change in operating assets and liabilities:
(Increase) decrease in current assets	23,695	(207,581)
Increase (decrease) in current liabilities	(45,672)	(626,043)

Net cash provided from operating activities	354,780	300,264

Cash Flows From Investing Activities:
Available-for-sale securities – Proceeds	—	1,218,600
Purchase property and equipment and other assets	(7,233)	(291,503)
Proceeds from the sale of property and equipment and other assets	—	41,310
Proceeds from the sale of land	33,806	—
Proceeds from dissolution of partnership	10,000	—

Net cash provided from investing activities	36,573	968,407

Cash Flows From Financing Activities
Dividends paid net of refunds	(271,949)	(1,184,921)

Net cash used in financing activities	(271,949)	(1,184,921)

Net increase in cash and cash equivalents	119,404	83,750

Cash and cash equivalents:
Beginning	5,779,491	4,823,123

Ending	$5,898,895	$4,906,873

Supplemental disclosures of cash flow information
Cash payments for:
Interest	$—	$—

Income taxes	$216,890	$844,549

Supplemental schedule of noncash investing and financing activities
Net change in unrealized and realized gains (losses) on available-for-sale securities	$(53,889)	$(43,714)

See accompanying Notes to Financial Statements.

CKX Lands, Inc.

Notes to Financial Statements

June 30, 2009

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

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2009, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

Effective April 1, 2009, the Company adopted FASB Statement No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Accordingly, The Company has evaluated subsequent events through August 6, 2009, the date the financial statements were issued.

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

CKX Lands, Inc.

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

Results of Operations

Revenue

Revenue for the first six months of 2009 was $805,024 a decrease of $983,935 or 55.0% over the same period in 2008. Oil and gas income decreased by $987,150 compared to the same period in 2008. As illustrated in the schedule below, barrels and MCF produced as well as average price per barrel and per MCF were lower in 2009.

	2009	2008

Oil Income	$411,793	$1,062,221
Barrels produced	7,728	10,468
Average price per barrel	$53.29	$101.47

Gas income	$290,026	$616,564
MCF produced	45,323	67,237
Average price per MCF	$6.40	$9.17

The decrease in both oil and gas production was due to depletion in older fields exceeding new fields and new wells within existing fields. The decrease in average price per barrel and MCF is directly related to current energy market price decreases.

Total oil and gas cash receipts from the top 5 production companies for the six months ended June 30, 2009 are as follows:

Production Company	Oil	Barrels	Gas	MCF

Swift Energy	$254,331	4,061	$74,518	8,999
Riceland Petroleum	25,128	539	64,367	11,198
Cox & Perkins	59,829	1,341	10,761	1,536
Kaiser-Francis Oil	24,367	507	33,204	4,892
Gulfmark Energy	34,241	769	—	—

	$397,896	7,217	$182,850	26,625

Costs and Expenses

Total costs and expenses decreased by $119,174 or 30.0% during the six months ended June 30, 2009 over the same period in 2008. Oil and gas production costs decreased by $78,642; the decrease is directly related to lower oil and gas revenues. General and administrative expenses decreased by $40,500 primarily due to prior year executive compensation and timing of accrued expenses.

CKX Lands, Inc.

Financial Condition

Current assets including securities available-for-sale totaled $6,727,858 and total liabilities equaled $223,176 at June 30, 2009. Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions.

The Company declared the normal seven cents per common share during the quarter ended June 30, 2009. It is anticipated that the Company will be able to continue paying a seven cents per common share dividend each quarter. From time to time, the Company may elect to pay an extra dividend. In determining if an extra dividend will be declared, the Board of Directors will take into consideration the Company’s current liquidity and capital resources and the availability of suitable timberland that has mineral potential.

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

Part II. Other Information

Item 1 – 5.	Not Applicable

CKX Lands, Inc.

Item 6.	EXHIBITS

3.1	Restated/Articles of Incorporation of the Registrant are incorporated by reference to Exhibit (3)-1 to Form 10 filed April 29, 1981.

3.2	Amendment to Articles of Incorporation of the Registrant is incorporated by reference to Exhibit (3.2) to Form 10-K for year ended December 31, 2003.

3.3	By-Laws of the Registrant are incorporated by reference to Exhibit (3.3) to Form 10-K for year ended December 31, 2003.

10	Contract to Purchase and Sell approximately 3,495 acres in Cameron Parish, Louisiana effective July 3, 2007 is incorporated by reference to Exhibit (10) to Form 10-QSB filed August 13, 2007.

31.1	Certification of Joseph K. Cooper, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of Brian R. Jones, Treasurer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

CKX Lands, Inc.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKX Lands, Inc.

Date: August 6, 2009	/s/ Joseph K. Cooper
Joseph K. Cooper
President and Chief Executive Officer

Date: August 6, 2009	/s/ Brian R. Jones
Brian R. Jones
Treasurer and Chief Financial Officer