Form 10-Q
period 2009-09-30
CKX Lands Inc
filed 2009-11-09
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

CKX Lands, Inc.

Form 10-Q

For the Quarter ended September 30, 2009

CKX Lands, Inc.

Part I – Financial Information

Item 1.	FINANCIAL STATEMENTS

CKX Lands, Inc.

Balance Sheets

September 30, 2009 and December 31, 2008

	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$4,756,783	$5,779,491
Accounts receivable	171,409	226,268
Securities held-to-maturity	720,000	—
Prepaid expense and other assets	79,402	97,636

Total Current Assets	5,727,594	6,103,395

Securities available-for-sale	893,904	522,102

Securities held-to-maturity	240,000	—

Property and Equipment:
Building and equipment less accumulated depreciation of $69,395 and $65,084, respectively	17,611	11,216
Timber less accumulated depletion of $533,496 and $530,951, respectively	365,241	362,991
Land	2,821,300	2,821,300

Total Property and Equipment, net	3,204,152	3,195,507

Total Assets	$10,065,650	$9,821,004

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables and accrued expenses	60,357	43,961
Income tax payable - Deferred	2,040	32,344

Total Current Liabilities	62,397	76,305

Noncurrent Liabilities:
Deferred income tax payable	181,818	181,818

Total Liabilities	$244,215	$258,123

Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	72,256	72,256
Retained earnings	10,103,997	9,857,876
Accumulated other comprehensive income	20,698	8,265
Less cost of treasury stock (157,505 shares)	(375,516)	(375,516)

Total stockholders’ equity	9,821,435	9,562,881

Total Liabilities and Stockholders’ Equity	$10,065,650	$9,821,004

See accompanying Notes to Financial Statements.

CKX Lands, Inc.

Statements of Income

Three months and Nine months Ended September 30, 2009 and 2008

	Quarter Ended September 30,		Nine months Ended September 30,
	2009	2008	2009	2008

Revenues:
Oil and gas	$446,288	$1,040,031	$1,183,837	$2,764,730
Agriculture	33,014	22,168	81,986	75,275
Timber	9,468	28,917	27,971	40,070

Total revenues	488,770	1,091,116	1,293,794	2,880,075

Costs and Expenses:
Oil and gas production	37,210	79,878	104,703	226,012
Agriculture	1,986	2,844	4,563	5,168
Timber	33,159	6,629	52,636	22,066
General and administrative	102,838	83,364	288,179	309,205

Depreciation and depletion	2,048	4,397	5,926	12,602

Total cost and expenses	177,241	177,112	456,007	575,053

Income from operations	311,529	914,004	837,787	2,305,022

Other Income / (Expense):
Interest income	6,629	22,211	15,370	103,996
Dividend income	4,863	7,167	16,565	29,369
Change in unrealized losses on securities available-for-sale	—	42,720	(23,920)	(23,920)
Gain/(Loss) on securities available-for-sale	—	(35,085)	—	(116,730)
Gain on sale of land and other assets	—	—	40,719	20,908

Net other income / (expense)	11,492	37,013	48,734	13,623

Income before income taxes	323,021	951,017	886,521	2,318,645

Federal and state income taxes:
Current	97,246	264,368	271,068	633,690
Deferred	(763)	24,081	(38,592)	27,844

Total income taxes	96,483	288,449	232,476	661,534

Net Income	$226,538	$662,568	$654,045	$1,657,111

Per Common Stock (1,942,495 shares):

Net Income	$0.12	$0.34	$0.34	$0.85

Dividends	$0.07	$0.07	$0.21	$0.21

See accompanying Notes to Financial Statements.

CKX Lands, Inc.

Statements of Changes in Stockholders’ Equity

Nine months Ended September 30, 2009 and 2008

Nine months Ended September 30, 2009:
	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock

December 31, 2008 Balance		$9,857,876	$8,265	$72,256	$375,516

Comprehensive income:

Net income	$654,045	654,045	—	—	—

Other comprehensive income:

Change in unrealized net holding gains occurring during period, net of taxes of $279	(1,919)

Change in recognized unrealized loss on securities available for sale, net of taxes of $9,568	14,352

Other Comprehensive income, net of taxes	12,433	—	12,433	—	—

Total comprehensive income	$666,478

Dividends		(407,924)	—	—	—

September 30, 2009 Balance		$10,103,997	$20,698	$72,256	$375,516

Nine months Ended September 30, 2008:
	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock

December 31, 2007 Balance		$9,404,044	$91,834	$72,256	$375,516

Comprehensive income:

Net income	$1,657,111	1,657,111	—	—	—

Other comprehensive income:

Change in unrealized net holding gains occurring during period, net of taxes of $43,090	(64,635)

Change in recognized unrealized loss on securities available for sale, net of taxes of $9,568	14,352

Other Comprehensive income, net of taxes	(50,283)	—	(50,283)

Total comprehensive income	$1,606,828

Dividends		(407,924)	—	—	—

September 30, 2008 Balance		$10,653,231	$41,551	$72,256	$375,516

See accompanying notes

CKX Lands, Inc.

Statements of Cash Flows

Nine months Ended September 30, 2009 and 2008

	2009	2008
Cash Flows From Operating Activities:
Net Income	$654,045	$1,657,111
Less non-cash (income) expenses included in net income:
Depreciation, depletion and amortization	5,926	12,602
Deferred income tax expense	(38,592)	27,844
Less non-operating activities:
Realized loss on securities sold	—	116,730
Unrealized (gain) loss on securities	23,920	23,920
Gain from sale of land and other assets	(40,719)	(20,908)
Change in operating assets and liabilities:
(Increase) decrease in current assets	73,093	(243,308)
Increase (decrease) in current liabilities	16,395	(618,371)

Net cash provided from operating activities	694,068	955,620

Cash Flows From Investing Activities:
Securities:
Sales proceeds	10,000	2,314,068
Purchases	(1,335,000)	—
Land, Equipment and Timber:
Sales proceeds	29,330	49,606
Purchases	(13,182)	(470,696)

Net cash provided from (used in) investing activities	(1,308,852)	1,892,978

Cash Flows From Financing Activities:
Dividends paid, net of refunds	(407,924)	(1,184,921)

Net cash used in financing activities	(407,924)	(1,184,921)

Net increase (decrease) in cash and cash equivalents	(1,022,708)	1,663,677

Cash and cash equivalents:
Beginning
Ending	$5,779,491	$4,823,123
	4,756,783	6,486,800

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$—	$—

Income taxes	$226,937	$615,000

Supplemental schedule of non-cash investing and financing activities:
Net change in recognized and unrecognized unrealized gains (losses) on available-for-sale securities	$20,722	$(83,805)

See accompanying Notes to Financial Statements.

CKX Lands, Inc.

Notes to Financial Statements

September 30, 2009

Note 1. Basis of Presentation

In the opinion of management, the accompanying interim balance sheets and related statements of income, and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in accordance with generally accepted accounting principles. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the CKX Lands, Inc. Form 10-K for the fiscal year ended December 31, 2008.

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

Investment securities:

The Company complies with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 320-10-25, “Investments - Debt and Equity Securities, Overall, Recognition”. Under the provisions of this section, at the time of acquisition, management must classify investments in debt and equity securities into one of the following categories: held-to-maturity, available-for-sale, or trading. Each reporting period, management reassesses the appropriateness of the classification of investments.

A schedule of the Company’s investment classifications can be found in Note 3.

Under the accounting policies provided for investments classified as available-for-sale, all such debt securities and equity securities that have a readily determinable fair value shall be measured at fair value on the balance sheet. Unrealized holding gains and losses on available-for-sale securities shall be excluded from earnings and reported net of income taxes as a separate component of retained earnings until realized. Realized gains and losses on available-for-sale securities are included in income. The cost of securities sold is based on the specific identification method. Interest on debt securities is recognized in income as earned, and dividends on marketable equity securities are recognized in income when declared.

CKX Lands, Inc.

Notes to Financial Statements—(Continued)

September 30, 2009

Each reporting period, in accordance with ASC Section 320-10-35, “Investments - Debt and Equity Securities, Overall, Subsequent Measurement”, management assesses whether investments classified as either available-for-sale or held-to-maturity are impaired. Impairment occurs when the fair value of a security declines below its cost basis. If management determines that an impairment is other-than-temporary, the impairment loss is recognized in earnings.

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

Timber:

When timber land is purchased with standing timber, the cost is divided between land and timber based on timber cruises contracted by the Company. The costs of reforestation are capitalized. The timber asset is amortized when the timber is sold based on the percentage of the timber sold from a particular tract applied to the amount capitalized for timber for that tract. Timber cruises are expensed as incurred.

Oil and gas:

Oil and gas income is booked when the Company is notified by the well’s operators as to the Company’s share of the sales proceeds together with the withheld severance taxes. The Company has no capitalized costs relating to oil and gas producing activities and no costs for property acquisition, exploration and development activities.

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the FASB Codification™ as the source of generally accepted accounting principles (“GAAP”). All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009. Accordingly, the Company adopted this guidance on September 15, 2009. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but did impact our reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It

CKX Lands, Inc.

Notes to Financial Statements—(Continued)

September 30, 2009

requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Effective April 1, 2009, the Company adopted this guidance. Accordingly, management has evaluated subsequent events through November 5, 2009, the date the financial statements were issued.

Note 3. Securities:

Securities available-for-sale are valued at fair value. The Company’s estimated fair value of securities at September 30, 2009 and 2008 are as follows.

September 30, 2009

	Cost Basis	Unrealized Gain/(Loss)	Fair Value
Mutual Funds	$375,000	$—	$375,000
Common Stock	486,433	32,471	518,904

Total	$861,433	$32,471	$893,904

September 30, 2008

	Cost Basis	Unrealized Gain/(Loss)	Fair Value
Common Stock	$510,353	$11,749	$522,102

Securities Available-for-Sale

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2009	$893,904	$—	$—

September 30, 2008	$522,102	$—	$—

Securities held-to-maturity are carried at amortized cost. The Company’s amortized cost of these debt securities at September 30, 2009 are as follows.

	Amortized Cost	Current	Non-Current

Certificates of Deposit	$960,000	$720,000	$240,000

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

CKX Lands, Inc.

Notes to Financial Statements—(Continued)

September 30, 2009

Note 6. Contingencies:

There are no material contingencies known to management. The Company does not participate in off balance sheet arrangements.

CKX Lands, Inc.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue

Revenue for the first nine months of 2009 was $1,293,794 a decrease of $1,586,281 or 55.1% over the same period in 2008. Oil and gas income decreased by $1,580,893 compared to the same period in 2008. As illustrated in the schedule below, barrels and MCF produced as well as average price per barrel and per MCF were lower in 2009.

	2009	2008

Oil Income	$623,549	$1,697,502
Barrels produced	11,281	16,424
Average price per barrel	$55.27	$103.35

Gas income	$342,109	$979,990
MCF produced	61,831	97,891
Average price per MCF	$5.53	$10.01

The decrease in both oil and gas production was due to depletion in older fields exceeding new fields and new wells within existing fields. The decrease in average price per barrel and MCF is directly related to current energy market activity.

Total oil and gas cash receipts from the top 5 production companies for the nine months ended September 30, 2009 are as follows:

Production Company	Oil	Barrels	Gas	MCF

Swift Energy	$341,436	5,387	$89,810	12,511
Riceland Petroleum	60,532	1,116	92,470	20,889
Cox & Perkins	86,593	1,767	13,139	2,077
Kaiser-Francis Oil	37,877	750	43,772	7,237
Gulfmark Energy	51,451	1,023	—	—

	$577,889	10,043	$239,191	42,714

Costs and Expenses

Total costs and expenses decreased by $119,046 or 20.7% during the nine months ended September 30, 2009 over the same period in 2008. Oil and gas production costs decreased by $121,309; the decrease is directly related to lower oil and gas revenues. Timber expenses increased by $26,530 primarily due to a timber cruise mapping of substantially all timberlands. General and administrative expenses decreased by $21,026 primarily due to prior year executive compensation and timing of accrued expenses.

CKX Lands, Inc.

Financial Condition

Current assets including securities available-for-sale totaled $6,621,498 and total liabilities equaled $244,215 at September 30, 2009. Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions.

The Company declared the normal seven cents per common share during the quarter ended September 30, 2009. It is anticipated that the Company will be able to continue paying a seven cents per common share dividend each quarter. From time to time, the Company may elect to pay an extra dividend. In determining if an extra dividend will be declared, the Board of Directors will take into consideration the Company’s current liquidity and capital resources and the availability of suitable timberland that has mineral potential.

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

Part II. Other Information

Item 1–5.	Not Applicable

CKX Lands, Inc.

Item 6.	EXHIBITS

3.1	Restated/Articles of Incorporation of the Registrant are incorporated by reference to Exhibit (3)-1 to Form 10 filed April 29, 1981.

3.2	Amendment to Articles of Incorporation of the Registrant is incorporated by reference to Exhibit (3.2) to Form 10-K for year ended December 31, 2003.

3.3	By-Laws of the Registrant are incorporated by reference to Exhibit (3.3) to Form 10-K for year ended December 31, 2003.

10	Contract to Purchase and Sell approximately 3,495 acres in Cameron Parish, Louisiana effective July 3, 2007 is incorporated by reference to Exhibit (10) to Form 10-QSB filed August 13, 2007.

31.1	Certification of Joseph K. Cooper, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of Brian R. Jones, Treasurer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

CKX Lands, Inc.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKX Lands, Inc.

Date: November 5, 2009	/S/ JOSEPH K. COOPER
Joseph K. Cooper
President and Chief Executive Officer

Date: November 5, 2009	/S/ BRIAN R. JONES
Brian R. Jones
Treasurer and Chief Financial Officer