Form 10-K/A
period 2008-12-31
CKX Lands Inc
filed 2010-01-06
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

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

Transitional Small Business Disclosure Format            Yes  ☐    No  ☒

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A for the year ended December 31, 2008 is being filed to

1.	Amend Item 9A (T) Controls and Procedures to address the requirements of Regulation S-K, Item 307 and Regulation S-K, Item 308T(a)(3), and

2.	Amend Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations and Financial Statement Footnote 8 to clarify what the Company received in exchange for the sale of the Company’s interests in the Calcasieu Parish land

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

On April 30, 2007, Walker Louisiana Properties completed the sale of 100 subdivision acres in Calcasieu Parish, Louisiana with a contract sales price of $1,912,050. The Company owns a one-sixth interest in this land and reported a gain from this sale of $312,561. This transaction was structured as a “deferred exchange using a qualified intermediary” pursuant to Paragraph 1031 of the Internal Revenue Code (1031 Exchange) for income tax purposes. Utilizing this 1031 Exchange structure, Walker Louisiana Properties purchased a 19.32 interest in 25 acres resulting in a deferred gain of $38,962 for income tax purposes.

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

As of December 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

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

Due to the Company’s management inability to assess Walker Louisiana Properties’ ICFR and lack of compensating controls, management has assessed the Company’s ICFR as ineffective as of December 31, 2008. The Company owns a one-sixth interest in WLP and WLP’s activities are material to the Company. WLP prepares cash basis interim financial statements and audited GAAP basis financial statements at year end. At report date, we have not identified a plan or process to remediate the ineffectiveness of the ICFR.

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

During the quarter ending December 31, 2008, the Company’s Management followed the COSO Internal Control over Financial Reporting – Guidance for Smaller Public Companies Integrated Framework (2006) when assessing the ICFR. During the quarter ending December 31, 2008, there have been no changes in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

/S/ JOSEPH K. COOPER	President and Chief Executive Officer
Joseph K. Cooper	(Principal Executive Officer and Director)

/S/ BRIAN R. JONES	Treasurer and Chief Financial Officer
Brian R. Jones	(Principal Financial Officer)

/S/ CHARLES D. VICCELLIO	Vice President & Secretary
Charles D. Viccellio	(Director)

/S/ HENRY E. BLAKE
Henry E. Blake	Director

/S/ ARTHUR HOLLINS, III
Arthur Hollins, III	Director

/S/ LAURA A. LEACH
Laura A. Leach	Director

/S/ B. JAMES REAVES, III
B. James Reaves, III	Director

/S/ MARY W. SAVOY
Mary W. Savoy	Director

/S/ WILLIAM GRAY STREAM
William Gray Stream	Director

/S/ MARY LEACH WERNER
Mary Leach Werner	Director

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

/s/ McElroy, Quirk & Burch
Lake Charles, Louisiana
March 19, 2009

CKX Lands, Inc.

Balance Sheets

Years ended December 31, 2008 and 2007

	2008	2007
Assets

Current Assets:
Cash and cash equivalents	$5,779,491	$1,624,970
1031 trust account – Restricted	—	3,198,153
Certificates of deposit	—	1,052,270
Accounts receivable	226,268	333,921
Prepaid expense and other assets	97,636	14,469

Total Current Assets	6,103,395	6,223,783

Securities Available-for-Sale	522,102	2,030,309

Property and Equipment:
Building and equipment less accumulated depreciation of $65,084 and $67,348, respectively	11,216	9,362
Timber less accumulated depletion of $496,323 and $454,529, respectively	362,991	400,102
Land	2,821,300	2,361,998

Total Property and Equipment, net	3,195,507	2,771,462

Total Assets	$9,821,004	$11,025,554

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade payables and accrued expenses	$43,961	$51,469
Dividends payable	—	912,973
Income tax payable:
Current	—	590,384
Deferred	32,344	96,292

Total Current Liabilities	76,305	1,651,118

Noncurrent Liabilities:
Deferred income tax payable	181,818	181,818

Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	72,256	72,256
Retained earnings	9,857,876	9,404,044
Accumulated other comprehensive income	8,265	91,834
Less cost of treasury stock (157,505 shares)	(375,516)	(375,516)

Total stockholders’ equity	9,562,881	9,192,618

Total Liabilities and Stockholders’ Equity	$9,821,004	$11,025,554

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

CKX Lands, Inc.

Notes to Financial Statements—(Continued)

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

CKX Lands, Inc.

Notes to Financial Statements—(Continued)

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

CKX Lands, Inc.

Notes to Financial Statements—(Continued)

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

CKX Lands, Inc.

Notes to Financial Statements—(Continued)

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

Note 8. Walker Louisiana Properties Land Sale

On April 30, 2007, Walker Louisiana Properties completed the sale of 100 subdivision acres in Calcasieu Parish, Louisiana with a contract sales price of $1,912,050. The Company owns a one-sixth interest in this land and reported a gain from this sale of $312,561. This transaction was structured as a “deferred exchange using a qualified intermediary” pursuant to Paragraph 1031 of the Internal Revenue Code (1031 Exchange) for income tax purposes. Utilizing this 1031 Exchange structure, Walker Louisiana Properties purchased a 19.32 interest in 25 acres resulting in a deferred gain of $38,962 for income tax purposes.

Note 9. Land Sale

On October 24, 2007, the Company completed the sale of approximately 3,495 agricultural acres and certain equipment assets in Cameron Parish, Louisiana for approximately $3,146,000. This transaction was structured as a “deferred exchange using a qualified intermediary” pursuant to Paragraph 1031 of the Internal Revenue Code (1031 Exchange) for income tax purposes. The entire sales proceeds were deposited with a qualified intermediary, (“1031 trust account – restricted use”) and the gain was deferred during the 1031 Exchange period. In late February 2008, the Company determined that consummation of identified 1031 Exchange properties was not possible and current recognition of the approximate gain of $1,448,900 from this sale was the result.

Note 10. Supplementary Income Statement Information

Taxes, other than income taxes, of $306,716 and $309,456, were charged to expense during 2008 and 2007, respectively.

CKX Lands, Inc.

Notes to Financial Statements—(Continued)

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

Securities available-for-sale:

Debt and equity securities were valued at fair value, which equals quoted market price.

The estimated fair value of the Company’s financial instruments at December 31, 2008 and 2007 are as follows.

(Presented in thousands)	2008		2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$5,779	$5,779	$1,625	$1,625
1031 Trust Account	—	—	3,198	3,198
Certificate of deposit	—	—	1,052	1,052
Securities available-for-sale	522	522	2,031	2,031

	$6,301	$6,301	$7,906	$7,906

Fair value measurements disclosure for securities available for sale follows:

		Fair Value Measurements at Reporting Date Using
Description	12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Securities Available for Sale	$522,102	$522,102	—	—

Total	$522,102	$522,102	—	—