Form 10-K
period 2009-12-31
CKX Lands Inc
filed 2010-03-18
CIK 352955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to

Commission File Number 1-31905
CKX Lands, Inc.
(Exact name of registrant as specified in its Charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-0144530 (I.R.S. Employer Identification Number)

700 Pujo Street Lake Charles, LA (Address of principal executive offices)	70601 (Zip Code)

Registrant’s telephone number, including area code: (337) 493-2399

Securities registered pursuant to Section 12(b) of the Act:

Common Stock with no par value	NYSE Amex
Title of each class	Name of each exchange on which registered

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑      NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☐      NO ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2009 was $19,938,533 based on the last reported sales price of the Common Stock on June 30, 2009 on the NYSE Amex.

The number of shares of the registrant’s Common Stock outstanding as of March 18, 2010, was 1,942,495.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement prepared in connection with the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

The Company’s shares are listed on the NYSE Amex (previously known as American Stock Exchange), under the symbol CKX.  As of March 18, 2010, there were 1,942,495 shares outstanding.  The Company had a common equity public float of less than $75 million as of the last business day of the second fiscal quarter.   Consequently, the Company is a small reporting company under the Securities Exchange Commission regulations.

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

Oil and gas royalties are paid by the operators who own the wells.  Timber income is paid by the highest bidder of the timber.  There are several mills in the immediate area that compete for timber.  All of the agriculture income comes from tenants who pay annual cash rents.  The prices paid for oil, gas and timber depend on national and international market conditions.  Oil and gas revenues were 89.5% of the Company’s total revenues in 2009 and 95.8% in 2008.

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

Employees

The Company has four employees, all of whom are part-time.  There are three officers, and one clerical person.  The Company is subject to no union contracts nor does the Company have any hospitalization, pension, profit sharing, option or deferred compensation programs.  WLP has five full-time employees, and two of these employees are part-time employees of the Company.  One employee of WLP is devoted full-time to agriculture, and one employee of WLP is devoted full-time to timber.

Customers

The Company’s customers are those who have mineral leases on the Company’s property or purchase the timber in competitive bids or execute farming leases.  The largest customers are the oil and gas operators under the mineral leases.  During 2009, the Company received approximately 30.7% of its total revenues from Swift Energy, 12.3% from Riceland Petroleum, 7.8% from Cox and Perkins, and 6.1% from Kaiser-Francis Oil.  Termination of cash receipts from any of these customers or underlying production would have a material adverse effect on the Company.

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

The Company owns a total of 10,941 net acres in the Louisiana Parishes of Allen, Beauregard, Calcasieu, Cameron, Jefferson Davis, LaFourche, Sabine, St. Landry and Vermilion.  Most of the acreage is in Southwest Louisiana.  Much of this land is owned in indivision.  Ownership is as follows:

2009

100%	Ownership	4,152 acres

40%	Ownership of 1,620 acres with Walker Louisiana Properties	648 acres

50%	Ownership of 440 acres with Prairie Land Company	220 acres

16.667%	Ownership of 35,528 acres comprising Walker Louisiana Properties	5,921 acres

Of the total 10,941 net acres owned by CKX, timberland comprises 6,942 acres, 3,014 acres are agricultural land, 740 acres are marsh land and 245 acres are future subdivision land.

The table below shows, for the years ended December 31, 2009, and December 31, 2008, the Company’s net gas produced in thousands of cubic feet (MCF), net oil produced in barrels (Bbl), and average sales prices relating to oil and gas attributable to the royalty interests of the Company.

	Year Ended 12/31/09	Year Ended 12/31/08
Net gas produced (MCF)	98,489	113,150
Average gas sales price (per MCF)(1)	$5.06	$9.92

Net oil produced (Bbl)(2)	15,429	17,114
Average oil sales price (per Bbl)(1,2)	$58.30	$105.20

Notes to above schedule:

(1) Before deduction of production and severance taxes.
(2) Excludes plant products.

Item 3.	LEGAL PROCEEDINGS

The Company was not involved in any legal proceedings as of December 31, 2009.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended December 31, 2009.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the NYSE Amex (previously known as American Stock Exchange) under the trading symbol CKX since its listing on December 8, 2003.  Prior to the listing there was no established public trading market for the Common Stock, and there had been only limited and sporadic trading in the Common Stock, principally among its shareholders.  On February 12, 2010, there were approximately 550 stockholders of record.  The Company believes that there are approximately 1,000 beneficial owners of its Common Stock.  There were no sales of unregistered securities of the Company and no purchases of equity securities of the Company during 2009 by the Company.  The following table sets forth the high and low sales prices as reported in the Wall Street Journal for the Common Stock by quarter during 2009 and 2008.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Common stock price per share 2009	high	$13.55	14.99	12.84	12.56
	low	$10.95	11.25	11.22	11.25

Common stock price per share 2008	high	$16.50	14.50	13.29	14.05
	low	$12.63	12.90	10.58	10.76

The Company has paid cash dividends since 1990.  The Company is currently paying a quarterly dividend of 7¢ per share and intends to maintain quarterly dividends.  From time to time, the Company may elect to pay an extra dividend.  In determining if an extra dividend will be declared, the Board of Directors will take into consideration the Company’s current liquidity and capital resources and the availability of suitable timberland that has mineral potential.  In 2009, the Company did not pay an extra dividend to shareholders.  In 2008, The Company paid an extra dividend of 50¢ per share to shareholders of record at December 15, 2008.  A summary of cash dividends is set forth in the table below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Total

Cash Dividend per Share
2009	$0.07	0.07	0.07	0.07	0.28
2008	$0.07	0.07	0.07	0.57	0.78

Pursuant to a dividend reversion clause in the Company’s Articles of Incorporation, dividends not claimed within one year after a dividend becomes payable will expire and revert in full ownership to the Company and the Company’s obligation to pay such dividend will cease.  During 2009 and 2008, the Company received $10,070 and none, respectively, in dividend reversions.

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

Today most of the Company’s income is derived from mineral production on the land acquired over the years.  CKX receives income from seismic permits, mineral leases and the landowner’s portion of any oil and gas production.  CKX also receives income from agriculture rents and timber sales.  The Company’s activities are passive in that it doesn’t explore for oil and gas, operate wells or farm land.  All timber activities, including planting and harvesting, are contracted.

The Company’s income fluctuates as new oil and gas production is discovered on Company land and as wells deplete.  Oil and gas activity has decreased from prior year due to lower prices and technology developments used in the Haynesville shale located in northwest Louisiana have pulled drilling resources from our area of operation.

CKX has small interests in 40 different oil and gas fields.  The size of the interest is determined by the Company’s net ownership in the acreage unit for the well.  CKX’s interests range from 0.0033% for the smallest to 4.167% for the largest.  As the Company does not own or operate the wells, it does not have access to any reserve information.

Eventually, the oil and gas under the Company’s current land holdings will be depleted.  The Company is constantly looking for additional land to be purchased in southwest Louisiana.  Preferably, we search for timberland that has mineral potential.

Results of Operations

Fiscal Year 2009 Compared to Fiscal Year 2008

Revenues for 2009 were $1,722,132, a decrease of 48.4% when compared with 2008 revenues of $3,335,874.

Oil and gas revenues decreased by $1,653,048, or 51.7%, to $1,541,359 in 2009.  Oil and gas revenues consist of royalty, lease rental and geophysical revenue.  Royalty revenue decreased by $1,578,493 or 52.4%, and lease rentals decreased by $70,925 or 40.4%, from 2008.  Geophysical revenues decreased by $3,630, or 46.4%, from 2008.

Gas production decreased by 14,671 MCF, and the average gas sales price per MCF decreased by 49.4% resulting in a decrease in gas revenue of $632,206.  Revenue from oil production decreased by $946,287, due to an decrease of 38.1% in the average barrel sales price and a decrease in production of approximately 4,824 barrels.

The following eight fields produced 76.0% and 78.26% of the Company’s oil and gas revenues in 2009 and 2008, respectively.  This following schedule shows the number of barrels of oil (Bbl Oil) and MCF of gas (MCF Gas) produced in 2009 and 2008.

	Bbl Oil		MCF Gas
Field	2009	2008	2009	2008
South Bear Head Creek	6,577	4,318	15,432	11,456
South Jennings	1,612	1,162	26,452	26,502
South Gordon	2,241	4,285	2,745	5,623
South Lake Charles	983	—	9,511	—
Vinton	1,200	1,648	—	—
Southeast Lunita	98	298	8,119	14,935
Bon Air	390	1,692	2,425	14,471
Castor Creek	148	266	5,226	9,880

From review of the limited information provided by the field operators, it appears field production increases was due to reworking or recompleting existing wells.  Field production decreases were due to expected depletion.

In 2009 the Company was a lessor in six new mineral leases covering a total of 608 gross acres.  The Company’s net acres leased in 2009 were 232 acres.  The new leased acres are located in four different Parishes.

During 2009, the Company continued to see a reduction in oil and gas leasing activity over prior years.  With the decrease in oil and gas prices and the increased focus on the Haynesville shale play in northwest Louisiana, this decrease is an expected current trend.

Timber income increased by $36,786 to $76,855, an increase of 91.8% from 2008.  This increase is attributable to our internal maintenance programs for age class timber and storm protection measures.  The timber market was depressed throughout 2009 due to the weak housing market.

Agriculture income increased by $2,521 or 2.5%.  There were no significant changes in our agriculture operations during 2009.

Outlook for Fiscal Year 2010

The Company continues to actively search for lands that meet our criteria of timberland with mineral potential.  In the last quarter of 2009, the Company noted an increase in the available timberland for sale at reasonable fair values.  We believe that the current national economy condition, primarily a slowdown in construction, has caused the increase and we look for 2010 to provide us with increased opportunities to purchase land.  Currently, the Company has under contract to purchase 191 net acres with standing timber and ½ minerals.  Management expects this purchase to consummate by the end of the first quarter in 2010.

Currently, there are 13 non-producing mineral leases covering 1,498.21 gross acres, or 512.17 net acres.  The Company believes that some of these leases will be drilled and production discovered as oil and gas prices are projected to increase as the national economy improves.

The Company expects timber prices to remain depressed in 2010 due to a continued weak housing market.  We do expect timber revenue to remain flat as we perform our maintenance programs during 2010.

We are unaware of any changing trends in our agriculture operations and expect agriculture income to remain flat in 2010.

Liquidity and Capital Resources

The Company’s current assets and securities available-for-sale totaled $6,689,553 and total liabilities equaled $244,321 at December 31, 2009.  Additional sources of liquidity include the Company’s certificates of deposits and an available bank line of credit for $1,000,000.

In the opinion of management, current cash flow from operations, cash and cash equivalents, investments and the available line of credit are adequate for projected operation, possible land purchases and continuation of the regular cash dividend.

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

When land is purchased with standing timber, the cost is divided between land and timber based on timber cruises contracted by the Company.  Reforestation costs are capitalized and added to the timber asset account.  The timber asset is depleted when the timber is sold based on the percentage of the timber sold from a particular tract applied to the amount capitalized for timber for that tract.

Forward Looking Statements

Certain matters contained in this report are forward-looking statements including, without limitation, the information contained under the heading “Outlook for Fiscal Year 2010” in Item 6 of this report.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Unless legally required, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Additional information may be obtained by reviewing the information set forth below under “Significant Risk Factors” and information contained in the Company’s reports periodically with the SEC.

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

Commodity Prices

All of the Company’s operating income comes from the sale of commodities produced from its real estate: oil and gas, forest products, and agriculture products.  Fluctuations in these commodity prices will directly impact net income.  In 2009, average gas prices paid to the Company were 49.4 % lower than the average in 2008, and average oil prices were also lower in 2009 than in 2008, by 38.1%.  If the average oil and gas prices in 2009 reverted to the 2008 averages, income before income tax would have increased by approximately 74.0%.

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

As of December 31, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

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

Due to the Company’s management inability to assess Walker Louisiana Properties’ ICFR and lack of compensating controls, management has assessed the Company’s ICFR as ineffective as of December 31, 2009. The Company owns a one-sixth interest in WLP and WLP’s activities are material to the Company.  WLP prepares cash basis interim financial statements and audited GAAP basis financial statements at year end.  At report date, we have not identified a plan or process to remediate the ineffectiveness of the ICFR.

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

During the quarter ending December 31, 2009, the Company’s Management followed the COSO Internal Control over Financial Reporting – Guidance for Smaller Public Companies Integrated Framework (2006) when assessing the ICFR.  During the quarter ending December 31, 2009, there have been no changes in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Executive officers of Registrant are as follows:

Name	Age	Position with Registrant

Joseph K. Cooper	66	President, Chief Executive Officer and Director

Brian R. Jones, CPA	49	Treasurer, Chief Financial Officer and Director

Charles D. Viccellio	76	Vice President, Secretary and Director

The occupations of such executive officers during the last five years and other principal affiliations are:

Name	Occupations

Joseph K. Cooper	President and Chief Executive Officer of CKX Lands, Inc. since 2008 and 2009, respectively; Manager of Walker Louisiana Properties, Vice President and Operations Manager of Prairie Land Co.

Brian R. Jones, CPA	Treasurer and Chief Financial Officer of CKX Lands, Inc. since December 1, 2006; Managing member of BRJ Services, LLC.

Charles D. Viccellio	Vice-President and Secretary of the Company since 1997 and Director of the Company since 1996; Attorney in the law firm of Stockwell, Sievert, Viccellio, Clements & Shaddock, LLP.

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

(2)	Financial Statement Schedules. Financial Statement Schedules are not required.
(3)	Exhibits. See (b) below

(b)	Exhibits:

3.1	Restated/Articles of Incorporation of the Registrant are incorporated by reference to Exhibit (3)-1 to Form 10 filed April 29, 1981.
3.2	Amendment to Articles of Incorporation of the Registrant is incorporated by reference to Exhibit (3.2) to Form 10-K for year ended December 31, 2003.
3.3	By-Laws of the Registrant are incorporated by reference to Exhibit (3.3) to Form 10-K for year ended December 31, 2003.
23.1	Consent of McElroy, Quirk & Burch filed herewith.
31.1	Certification of Joseph K. Cooper, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
31.2	Certification of Brian R. Jones, CPA, Treasurer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
32
Certification of Joseph K. Cooper, President and Chief Executive Officer and Brian R. Jones, CPA, Treasurer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2010.

CKX LANDS, INC.

BY:	/s/ Brian R. Jones, CPA
Name:	Brian R. Jones, CPA
Title:	Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated with regard to CKX Lands, Inc. on March 18, 2010.

/s/ Joseph K. Cooper
Joseph K. Cooper	President and Chief Executive Officer
(Principal Executive Officer and Director)

/s/ Brian R. Jones, CPA
Brian R. Jones, CPA	Treasurer and Chief Financial Officer
(Principal Financial Officer and Director)

/s/ Charles D. Viccellio
Charles D. Viccellio	Vice President & Secretary
(Director)

/s/ Henry E. Blake
Henry E. Blake	Director

/s/ Elizabeth Hollins
Elizabeth Hollins	Director

/s/ Laura A. Leach
Laura A. Leach	Director

/s/ B. James Reaves, III
B. James Reaves, III	Director

/s/ Mary W. Savoy
Mary W. Savoy	Director

/s/ William Gray Stream
William Gray Stream	Director

/s/ Mary Leach Werner
Mary Leach Werner	Director

CKX LANDS, INC.

Table of Contents

Page
REPORT OF INDEPENDENT AUDITORS ON THE FINANCIAL STATEMENTS	14

FINANCIAL STATEMENTS

Balance Sheets	15
Statements of Income	16
Statements of Changes in Stockholders’ Equity	17
Statements of Cash Flows	18
Notes to Financial Statements	19-26

[MCELROY, QUIRK & BURCH LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Stockholders of CKX Lands, Inc.
Lake Charles, Louisiana

We have audited the accompanying balance sheets of CKX Lands, Inc. as of December 31, 2009 and 2008, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two year period ended December 31, 2009.  CKX Lands, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CKX Lands, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ McElroy, Quirk & Burch
Lake Charles, Louisiana
March 18, 2010

CKX Lands, Inc.

Balance Sheets
December 31, 2009 and 2008

	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$3,977,106	$5,779,491
Certificates of deposit	720,000	—
Accounts receivable	162,356	226,268
Prepaid expense and other assets	36,225	97,636
Total Current Assets	4,895,687	6,103,395
Securities Available-for-Sale	1,793,866	522,102
Certificates of Deposit	240,000	—
Property and Equipment:
Building and equipment less accumulated depreciation of $70,447 and $65,084, respectively	13,609	11,216
Timber less accumulated depletion of $575,057 and $530,951, respectively	350,665	362,991
Land	2,851,526	2,821,300
Total Property and Equipment, net	3,215,800	3,195,507
Total Assets	$10,145,353	$9,821,004

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables and accrued expenses	$46,594	$43,961
Income tax payable:
Current	—	—
Deferred	15,909	32,344
Total Current Liabilities	62,503	76,305
Noncurrent Liabilities:
Deferred income tax payable	181,818	181,818
Stockholders’ Equity:
Common stock, no par value; 3,000,000 shares authorized; 2,100,000 shares issued	72,256	72,256
Retained earnings	10,170,940	9,857,876
Accumulated other comprehensive income	33,352	8,265
Less cost of treasury stock (157,505 shares)	(375,516)	(375,516)
Total Stockholders’ Equity	9,901,032	9,562,881
Total Liabilities and Stockholders’ Equity	$10,145,353	$9,821,004

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Income
Years Ended December 31, 2009 and 2008

	2009	2008
Revenues:
Oil and gas	$1,541,359	$3,194,407
Agriculture	103,918	101,397
Timber	76,855	40,070
Total revenues	1,722,132	3,335,874
Costs and Expenses:
Oil and gas production	138,658	250,958
Agriculture	6,507	7,192
Timber	68,087	32,122
General and administrative	378,250	397,016
Depreciation and depletion	49,469	21,578
Total cost and expenses	640,971	708,866
Income from operations	1,081,161	2,627,008
Other Income / (Expense):
Interest income	23,479	123,599
Dividend income	29,936	30,383
Change in unrealized losses on securities available-for-sale	(23,920)	(23,920)
Gain / (loss) on sale of securities available-for-sale	—	(116,730)
Gain on sale of land and other assets	43,884	86,741
Net other income / (expense)	73,379	100,073
Income before income taxes	1,154,540	2,727,081
Federal and State Income Taxes:
Current	340,808	766,340
Deferred	(33,160)	(8,237)
Total federal and state income taxes	307,648	758,103
Net income	$846,892	$1,968,978

Per Common Stock (1,942,495 shares):
Net income	$0.44	$1.01
Dividends paid	$0.28	$0.78

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Changes in Stockholders’ Equity
Years ended December 31, 2009 and 2008

	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
December 31, 2007 Balance		$9,404,044	$91,834	$72,256	$375,516

Comprehensive income:
Net income	$1,968,978	1,968,978	—	—	—
Other comprehensive income:
Change in unrealized net holdings gains occurring during period, net of taxes of $65,281	(97,921)
Change in recognized unrealized loss on securities available for sale, net of taxes of $9,568	14,352
Other Comprehensive income, net of taxes	(83,569)	—	(83,569)	—	—
Total comprehensive income	$1,885,409
Dividends		(1,515,146)	—	—	—
December 31, 2008 Balance		$9,857,876	$8,265	$72,256	$375,516

Comprehensive income:
Net income	$846,892	846,892	—	—	—
Other comprehensive income:
Change in unrealized net holdings gains occurring during period, net of taxes of $7,157	10,735
Change in recognized unrealized loss on securities available for sale, net of taxes of $9,568	14,352
Other Comprehensive income, net of taxes	25,087	—	25,087	—	—
Total comprehensive income	$871,979		—	—	—
Dividends Paid		(543,898)	—	—	—
Dividend Reversion		10,070	—	—	—

December 31, 2009 Balance		$10,170,940	$33,352	$72,256	$375,516

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Cash Flows
Years Ended December 31, 2009 and 2008

	2009	2008
Cash Flows From Operating Activities:
Net Income	$846,892	$1,968,978
Less non-cash (income) expenses included in net income:
Depreciation and depletion	49,469	21,578
Deferred income tax expense	(33,160)	(8,237)
Less non-operating activities:
Unrealized (Gain) loss on securities	23,920	23,920
(Gain) loss from sales of securities available-for-sale	—	116,730
Gain from sale of land and other assets	(43,884)	(64,426)
Change in operating assets and liabilities:
(Increase) decrease in current assets	125,323	109,423
Increase (decrease) in current liabilities	2,633	(738,541)
Net cash provided from operating activities	971,193	1,429,425

Cash Flows From Investing Activities:
Certificate of Deposits:
Proceeds	—	1,052,270
Purchase	(960,000)	—
Available-for-sale securities:
Proceeds	—	1,283,988
Purchases	(1,253,872)	—
Building, equipment and other assets:
Proceeds	12,749	176,926
Purchases	(7,756)	(121,946)
Timber:
Proceeds	—	23,126
Purchases	(31,780)	—
Land:
Proceeds	34,286	—
Purchases and improvements	(33,377)	(459,303)
Proceeds held in 1031 trust account	—	3,198,153
Net cash provided from investing activities	(2,239,750)	5,153,214

Cash Flows From Financing Activities:
Dividends paid net of refunds	(543,898)	(2,428,118)
Dividend Reversions	10,070	—
Net cash used in financing activities	(533,828)	(2,428,118)

Net increase in cash and cash equivalents	(1,802,385)	4,154,521
Cash and cash equivalents:
Beginning	5,779,491	1,624,970
Ending	$3,977,106	$5,779,491

Supplemental disclosures of cash flow information
Cash payments for:
Interest	$—	$—
Income taxes	$279,437	$927,210

Supplemental schedule of noncash investing and financing activities
Net change in unrealized and realized gains on available-for-sale securities	$25,087	$(83,569)

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Notes to Financial Statements (continued)

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business:

The Company’s business is the ownership and management of land.  The primary activities consist of leasing its properties for minerals (oil and gas) and agriculture and raising timber.

Significant accounting polices:

Accounting standards codification:

In the third quarter of 2009, we adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of accounting principles generally accepted in the United States (GAAP). These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our financial statements.

Pervasiveness of estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash equivalents:

Cash equivalents are highly liquid debt instruments with original maturities of three months or less when purchased.

Certificate of deposits:

Certificates of deposit have maturities greater than three months when purchased, in amounts not greater than $250,000 and no more than one certificate issued per financial institution.  All certificates of deposit are held until maturity and recorded at amortized cost which approximates fair value.  Certificates of deposit mature through 2011.

Investment securities:

In accordance with GAAP, management must make a determination at the time of acquisition whether certain investments in debt and equity securities are classified as trading, available-for-sale or held-to-maturity securities.  Under a policy adopted by the board of directors of the Company, Management intends to purchase available-for-sale securities and has determined that all securities held are available-for-sale.

For investments classified as available-for-sale, all such debt securities and equity securities that have readily determinable fair value shall be measured at fair value in the balance sheet.  Unrealized holding gains and losses for securities available-for-sale shall be excluded from earnings and reported as a net amount (net of income taxes) and as a separate component of retained earnings until realized.  Realized

CKX Lands, Inc.
Notes to Financial Statements (continued)

gains and losses on securities available-for-sale are included in income.  The cost of securities sold is based on the specific identification method.

Declines in the fair value of securities available-for-sale below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Interest on debt securities is recognized in income as earned.  Dividends on marketable equity securities are recognized in income when declared.

Property and equipment:

Property and equipment is stated at cost.  Major additions are capitalized; maintenance and repairs are charged to income currently.  Depreciation is computed on the straight-line and accelerated methods over the estimated useful lives of the assets.

Timber:

When timber land is purchased with standing timber, the cost is divided between land and timber based on timber cruises contracted by the Company.  Reforestation costs are capitalized.  The timber asset is depleted when the timber is sold based on the percentage of the timber sold from a particular tract applied to the amount capitalized for timber for that tract.

Oil and gas:

Oil and gas income is booked when the Company is notified by the well’s operator as to the Company’s share of the revenue proceeds together with the withheld severance taxes.  The Company has no capitalized costs relating to oil and gas producing activities and no costs for property acquisition, exploration and development activities.

Net Income and Dividends Paid per common stock:

Net income and dividends paid per common stock are based on the weighted average number of common stock shares outstanding during the period.

Dividends

Pursuant to a dividend reversion clause in the Company’s Articles of Incorporation, dividends not claimed within one year after the dividend became payable will expire and revert in full ownership to the Company and the Company’s obligation to pay such dividend will cease.

CKX Lands, Inc.
Notes to Financial Statements (continued)

Income taxes:

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

In accordance with generally accepted accounting principles, the Company has analyzed its filing positions in federal and state income tax returns for the tax years ending December 31, 2006 through 2008 that remain subject to examination.  The Company believes that all filing positions are highly certain and that all income tax filing positions and deductions would be sustained upon a taxing jurisdiction’s audit. Therefore, no reserve for uncertain tax positions is required.  No interest or penalties have been levied against the Company and none are anticipated.

Subsequent Events

In the second quarter of 2009, the Company adopted authoritative guidance issued by the FASB on subsequent events.  The guidance provides general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  The guidance requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The Company has evaluated subsequent events through March 18, 2010, the issue date of these financial statements.

Note 2.	Securities Available-for-Sale

Debt and equity securities have been classified in the balance sheet according to management’s intent in the noncurrent asset sections under the heading “securities available-for-sale”.  The carrying amount of securities and their approximate fair values at December 31, 2009 and 2008 follow:

	Gross Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
At December 31, 2009
Equity securities	$986,776	116,050	64,566	1,038,260
Mutual Funds	753,529	2,084	7	755,606
	$1,740,305	118,134	64,573	1,793,866

At December 31, 2008
Equity securities	$510,353	107,358	95,609	522,102
Mutual Funds	—	—	—	—
	$510,353	107,358	95,609	522,102

Gross realized gains and gross realized losses on sales of securities available-for-sale for the year ended December 31, 2009 and 2008 are presented below.

	Realized Gains	Realized Losses
December 31, 2009
Equity securities	$—	—

December 31, 2008
Equity securities	$—	(116,730)

CKX Lands, Inc.
Notes to Financial Statements (continued)

Information pertaining to available-for-sale securities with gross unrealized losses at December 31, 2009 and 2008 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or More
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
December 31, 2009
Equity securities	$372,211	2,947	85,414	61,619
Mutual Funds	252,182	7	—	—
	$624,393	2,954	85,414	61,619

December 31, 2008
Equity securities	$—	—	173,120	95,609

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

The Company has the intent and ability to retain its investments for a period of time sufficient to allow for anticipated recovery of fair value.

Note 3.	Oil and Gas Leases

Results of oil and gas leasing activities for the year ending December 31, 2009 and 2008 are as follows:

	2009	2008
Gross revenues
Royalty interests	$1,430,157	$3,004,077
Working interests	2,354	6,927
Seismic and Lease Fees	108,848	183,403
	1,541,359	3,194,407
Production costs	138,658	250,958
Results before income tax expense	1,402,701	2,943,449
Estimated income tax expense	561,080	923,885
Results of operations from producing activities excluding corporate overhead	$841,621	$2,019,564

There were no major costs, with the exception of severance taxes, incurred in connection with the Company's oil and gas operations, which are conducted entirely within the United States, during the year ending December 31, 2009 or 2008.

Reserve quantities (unaudited):

Reserve information relating to estimated quantities of the Company's interest in proved reserves of natural gas and crude including condensate and natural gas liquids is not available.  Such reserves are located entirely within the United States.  A schedule indicating such reserve quantities is, therefore, not presented.  All oil and gas royalties come from Company owned properties that were developed and produced by producers under lease agreements.

CKX Lands, Inc.
Notes to Financial Statements (continued)

Company’s royalty and working interests share of oil and gas, exclusive of plant products, produced from leased properties:

	2009	2008

Net gas produced (MCF)	98,489	113,150
Net oil produced (Bbl)	15,429	17,114

Note 4.	Income Taxes

The Company files federal and state income tax returns on a calendar year basis.

The net deferred tax liability in the accompanying balance sheets includes the following components at December 31, 2009 and 2008:

	2009		2008
	Current	Non-Current	Current	Non-Current

Deferred tax assets	$19,382	$—	$5,252	$—
Deferred tax liabilities	(35,291)	(181,818)	(37,596)	(181,818)
	$(15,909)	$(181,818)	$(32,344)	$(181,818)

Reconciliations between the United States Federal statutory income tax provision, using the statutory rate of 34%, and the Company’s provision for income taxes at December 31, 2009 and 2008 are as follows:

	2009	2008
Tax at statutory rates	$392,544	$927,208
Tax effect of the following:
Statutory depletion	(73,058)	(153,561)
Dividend exclusion	(7,125)	(7,231)
State income tax	25,973	102,613
Unrealized losses on securities available-for-sale	8,133	8,133
Other	(5,659)	(110,822)
	$340,808	$766,340

Deferred income taxes result from timing differences in the recognition of revenue and expenses for tax and financial statement purposes.  The effect of these timing differences at December 31, 2009 and 2008 is as follows:

	2009		2008
	Current	Non-Current	Current	Non-Current
Conversion of investment from tax cash basis to accrual basis for financial reporting	$(13,621)	—	$(37,211)	—
Unrealized net loss (gain) on marketable securities	(2,288)	—	4,867	—
Casualty loss	—	(121,239)	—	(121,239)
Deferred gain	—	(60,579)	—	(60,579)
	$(15,909)	(181,818)	$(32,344)	(181,818)

CKX Lands, Inc.
Notes to Financial Statements (continued)

Note 5.	Company Operations

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, agricultural and timber.  The Company’s reportable business segments are strategic business units that offer income from different products.  They are managed separately due to the unique aspects of each area.

Following is a summary of segmented operations information for 2009 and 2008:

	2009	2008
Revenues
Oil and Gas	$1,541,359	$3,194,407
Agricultural	103,918	101,397
Timber	76,855	40,070
Total	1,722,132	3,335,874
Cost and Expenses
Oil and Gas	138,657	250,958
Agricultural	8,818	7,192
Timber	108,190	46,108
Total	255,666	304,258
Income from Operations
Oil and Gas	1,402,701	2,943,449
Agricultural	95,100	94,205
Timber	(31,335)	(6,038)
Total	1,466,466	3,031,616
Other Income (Expense) before Income Taxes	(311,926)	(304,535)
Income before Income Taxes	1,154,540	2,727,081

Identifiable Assets, net of accumulated depreciation and depletion
Oil and Gas	—	—
Agricultural	—	—
Timber	350,665	362,991
General Corporate Assets	9,794,688	9,458,013
Total	10,145,353	9,821,004

Capital Expenditures
Oil and Gas	—	—
Agricultural	—	—
Timber	31,780	4,683
General Corporate Assets	41,133	459,302
Total	72,913	463,985

Depreciation and Depletion
Oil and Gas	—	—
Agricultural	2,311	—
Timber	40,103	13,986
General Corporate Assets	7,055	7,592
Total	$49,469	$21,578

There are no intersegment sales reported in the accompanying income statements.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The Company evaluates performance based on income or loss from operations before income

CKX Lands, Inc.
Notes to Financial Statements (continued)

taxes excluding nonrecurring gains and losses on securities held available-for-sale.  Income before income tax represents net revenues less costs and expenses less other income and expenses of a general corporate nature.  Identifiable assets by segment are those assets used solely in the Company's operations within that segment.

Revenue from two customers of the Company’s oil and gas segment represented approximately $529,000 and $211,000, respectively, of the Company’s 2009 total revenue.  In 2008, four oil and gas segment customers represented approximately $586,000, $524,000, $445,000 and $318,000, respectively, of the Company’s total revenue.

Note 6.	Line of Credit

The Company has available an unsecured line of credit in the amount of $1,000,000.  The balance on this line of credit was $-0- at December 31, 2009 and 2008.

Note 7.	Supplementary Income Statement Information

Taxes, other than income taxes, of $204,463 and $306,716, were charged to expense during 2009 and 2008, respectively.

Note 8.	Contingencies:

There are no material contingencies known to management.  The Company does not participate in off balance sheet arrangements.

Note 9.	Concentration of Credit Risk

The Company maintains its cash balances in one financial institution.  The amount on deposit in the financial institution is insured by the Federal Deposit Insurance Corporation up to $250,000.

Note 10.	Subsequent Events

On March 18, 2010, the Company’s Board of Directors declared a dividend of seven cents ($0.07) per common share to shareholders of record March 31, 2010 and payment date of April 14, 2010.

Note 11.	Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Class	Methods and/or Assumptions

Cash and cash equivalents:	Carrying value approximates fair value due to its readily convertible characteristic.

Certificate of Deposit:	Held until maturity and recorded at amortized cost.

Securities available-for-sale	Valued at fair value which equals quoted market price.

CKX Lands, Inc.
Notes to Financial Statements (continued)

The estimated fair value of the Company's financial instruments at December 31, 2009 and 2008 are as follows.

(Presented in thousands)	2009		2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$3,977	$3,977	$5,779	$5,779
Certificate of deposit – short term	720	720	—	—
Securities available-for-sale	1,794	1,794	522	522
Certificate of deposit – Long term	240	240	—	—
	$6,731	$6,731	$6,301	$6,301

Fair value measurements disclosure for securities available for sale follows:

		Fair Value Measurements at Reporting Date Using
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

2009
Securities available-for-sale	$1,793,866	$1,793,866	-	-

2008
Securities available-for-Sale	$522,102	$522,102	-	-