Form 10-Q
period 2010-03-31
CKX Lands Inc
filed 2010-05-07
CIK 352955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

CKX Lands, Inc.
Form 10-Q
For the Quarter ended March 31, 2010

Table of Contents
		Page
Part I. Financial Information

Item 1.	Financial Statements

a.	Balance Sheets as of March 31, 2010 and December 31, 2009 (Unaudited)	1
b.	Statements of Income for the three months ended March 31, 2010 and 2009 (Unaudited)	2
c.	Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2010 and 2009 (Unaudited)	3
d.	Statements of Cash Flows for the three months ended March 31, 2010 and 2009 (Unaudited)	4
e.	Notes to Financial Statements (Unaudited)	5-6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-8

Item 4.	Controls and Procedures	8

Part II. Other Information

Item 6.	Exhibits	9

	Signature	10

Part I – Financial Information

Item 1.	FINANCIAL STATEMENTS

CKX Lands, Inc.
Balance Sheets
March 31, 2010 and December 31, 2009
(Unaudited)

	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$3,789,697	$3,977,106
Certificates of deposit	720,000	720,000
Accounts receivable	187,416	162,356
Prepaid expense and other assets	65,236	36,225
Total current assets	4,762,349	4,895,687
Securities available for sale	1,982,466	1,793,866
Certificates of deposit	490,000	240,000
Property and equipment:
Building and equipment less accumulated depreciation of $71,590 and $70,447, respectively	12,466	13,609
Timber less accumulated depletion of $577,103 and $575,057, respectively	349,753	350,665
Land	2,851,526	2,851,526
Total property and equipment, net	3,213,745	3,215,800
Total assets	$10,448,560	$10,145,353

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables and accrued expenses	$54,347	$46,594
Dividends payable	135,975	—
Income tax payable:
Current	49,831	—
Deferred	41,171	15,909
Total current liabilities	281,324	62,503
Noncurrent Liabilities:
Deferred income tax payable	181,818	181,818
Total liabilities	463,142	244,321
Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	72,256	72,256
Retained earnings	10,219,528	10,170,940
Accumulated other comprehensive income	69,150	33,352
Less cost of treasury stock (157,505 shares)	(375,516)	(375,516)
Total stockholders’ equity	9,985,418	9,901,032
Total liabilities and stockholders’ equity	$10,448,560	$10,145,353

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Statements of Income - Unaudited
Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Oil and gas	$336,571	$458,221
Agriculture	22,806	34,697
Timber	1,653	10,457
Total revenues	361,030	503,375
Costs and Expenses:
Oil and gas production	27,802	40,881
Agriculture	719	581
Timber	577	15,877
General and administrative	91,537	84,725
Depreciation and depletion	3,189	1,993
Total cost and expenses	123,824	144,057
Income from operations	237,206	359,318
Other Income / (Expense):
Interest income	9,688	4,887
Dividend income	12,208	6,624
Gain on sale of land and other assets	255	10,000
Net other income / (expense)	22,151	21,511
Income before income taxes	259,357	380,829
Federal and State Income Taxes:
Current	73,397	114,326
Deferred	1,397	(31,910)
Total income taxes	74,794	82,416
Net income	$184,563	$298,413

Per Common Stock (1,942,495 shares):

Net income	0.10	0.15

Dividends	0.07	0.07

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc. Statements of Changes in Stockholders’ Equity - Unaudited Three Months Ended March 31, 2010 and 2009 (Unaudited)
Three Months Ended March 31, 2010:
	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
December 31, 2009 Balance		$10,170,940	33,352	72,256	375,516

Comprehensive Income:
Net income	$184,563	184,563	—	—	—
Other comprehensive income:
Change in unrealized net holding gains occurring during period, net of taxes of $23,866	35,798		35,798
Total comprehensive income	$220,361
Dividends		(135,975)	—	—	—

March 31, 2010 Balance		$10,219,528	69,150	72,256	375,516

Three Months Ended March 31, 2009:
	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
December 31, 2008 Balance		$9,857,876	8,265	72,256	375,516

Comprehensive Income:
Net income	$298,413	298,413	—	—	—
Other comprehensive income:
Change in unrealized net holding gains occurring during period, net of taxes of $37,238	(55,857)		(55,857)
Total comprehensive income	$242,554
Dividends		(135,975)	—	—	—

March 31, 2009 Balance		$10,020,314	(47,592)	72,256	375,516

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Statements of Cash Flows - Unaudited
Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
Cash Flows From Operating Activities:
Net Income	$184,563	$298,413
Less non-cash (income) expenses included in net income:
Depreciation, depletion and amortization	3,190	1,993
Deferred income tax expense	1,397	(31,910)
Less non-operating activities:
Realized loss on securities sold	—
Gain from sale of land and other assets	(255)	(10,000)
Change in operating assets and liabilities:
(Increase) decrease in current assets	(54,071)	111,437
Increase (decrease) in current liabilities	57,583	100,987
Net cash provided from operating activities	192,407	470,920

Cash Flows From Investing Activities:
Securities:
Sales proceeds
Purchases	(378,936)	—
Land, timber, equipment and other assets:
Sales proceeds	255	13,572
Purchases	(1,135)	(23,117)
Net cash provided from (used in) investing activities	(379,816)	(9,545)

Cash Flows From Financing Activities:
Dividends paid, net of refunds	—	—
Net cash used in financing activities	—	—

Net increase (decrease) in cash and cash equivalents	(187,409)	461,375

Cash and cash equivalents:
Beginning	3,977,106	5,779,491
Ending	$3,789,697	$6,240,866

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$—	$—
Income taxes	$—	$—

Supplemental schedule of non-cash investing and financing activities:
Net change in recognized and unrecognized unrealized gains (losses) on available-for-sale securities	$59,664	$(93,095)

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Notes to Financial Statements
March 31, 2010
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited financial statements of CKX Lands, Inc. (“Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  Except as described herein, there has been no material change in the information disclosed in the notes to the financial statements included in our financial statements as of and for the year ended December 31, 2009.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.

Interim results are not necessarily indicative of results for a full year.  These financial statements and accompanying notes should be read in conjunction with Company’s Form 10-K for the year ended December 31, 2009 and Form 10-Q for the quarterly period ended March 31, 2010

The Company has evaluated subsequent events through May 7, 2010, the issue date of these financial statements.

Note 2.	Disclosures About Fair Value:

Securities available-for-sale and Certificate of Deposits (securities held to maturity) are valued at fair value. The Company’s estimated fair value of securities are as follows.

	March 31, 2010
	Current		Non-Current		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Gain/(Loss)	Fair Value	Gain/(Loss)	Fair Value	Gain/(Loss)
Certificate of Deposits	$720,000	—	490,000	—	1,210,000	—
Mutual Funds	—	—	766,656	9,024	766,656	9,024
Equity Securities	—	—	1,215,810	104,201	1,215,810	104,201
Total	$720,000	—	2,472,466	113,225	3,192,466	113,225

	March 31, 2009
	Current		Non-Current		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Gain/(Loss)	Fair Value	Gain/(Loss)	Fair Value	Gain/(Loss)
Equity Securities	$—	—	429,006	(81,347)	429,006	(81,347)

CKX Lands, Inc.
Notes to Financial Statements
March 31, 2010
(Unaudited)

Fair value measurements disclosure for securities follows:

	March 31, 2010
	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Certificate of Deposit	$1,210,000	—	—
Mutual Funds	766,656	—	—
Equity Securities	$1,215,810	—	—

	March 31, 2009
	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Equity Securities	$429,006	—	—

Note 3:	Income taxes:

In accordance with generally accepted accounting principles, the Company has analyzed its filing positions in federal and state income tax returns for the tax years ending December 31, 2007 through 2009 that remain subject to examination.  The Company believes that all filing positions are highly certain and that all income tax filing positions and deductions would be sustained upon a taxing jurisdiction’s audit. Therefore, no reserve for uncertain tax positions is required.  No interest or penalties have been levied against the Company and none are anticipated.

Note 4:	Subsequent Events:

On April 22, 2010, the Company purchased 195.55 net acres of timberland with 50% mineral interests in southwest Louisiana for $288,333.  Management has estimated the fair market value of the standing timber on this acreage to be $100,259 and allocated this amount to standing timber.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue

Oil and gas revenues for the first three months of 2010 declined by $121,650 to $336,571.  The following schedule summarizes barrels and MCF reported from producers and calculated average price per barrel and per MCF for 2010 and 2009.

	2010	2009
Oil Royalty Revenue	$201,831	$267,806
Barrels produced	2,700	5,019
Average price per barrel	$74.75	$53.35

Gas Royalty Revenue	$108,128	$175,428
MCF produced	20,223	22,298
Average price per MCF	$5.35	$7.87

The decrease in oil royalty revenue is a net effect of a decrease in barrels produced and an increase in the average price per barrel.  Whereas the decrease in gas royalty revenue is the result of both a decrease in MCF produced and a decrease in average price per MCF.

Agriculture revenue decreased from $34,697 to $22,806 in 2010, primarily due to one sugarcane related lease.

Timber revenue decreased to $1,653 in 2010 or a decrease of $8,804 from 2009.  Timber prices have been depressed for the last several years and the Company has elected to only harvest timber for internal maintenance programs for age class timber and storm protection measures.

Costs and Expenses

Oil and gas production costs, primarily severance taxes, decreased by $13,079 in 2010. This decrease is directly related to lower oil and gas revenues.

Timber expenses decreased by $15,300 in 2010 due to a 2009 timber cruise mapping project.

General and administrative expenses increased by $6,812 primarily due to an increase in office rental expense and employee training expenses.

Financial Condition

Current assets and non-current certificates of deposit and securities available for sale totaled $7,234,815 and total liabilities equaled $463,142 at March 31, 2010.  Management believes existing cash and investments together with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions.

On April 22, 2010, the Company purchased 195.55 net acres of timberland with 50% mineral interests in Southwest Louisiana for $288,333.  Management has estimated the fair market value of the standing timber on this acreage to be $100,259.

The Company declared the normal seven cents per common share during the quarter ended March 31, 2010.  It is anticipated that the Company will be able to continue paying a seven cents per common share dividend each quarter.  From time to time, the Company may elect to pay an extra dividend.  In determining if an extra dividend will be declared, the Board of Directors will take into consideration the Company’s current liquidity and capital resources and the availability of suitable timberland that has mineral potential.

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

Item 3.	Not applicable.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the report.

Changes in Internal Control Over Financial Reporting

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter covered by this report.

Part II.  Other Information

Item 1 – 5.	Not Applicable

Item 6.	EXHIBITS

3.1	Restated/Articles of Incorporation of the Registrant are incorporated by reference to Exhibit (3)-1 to Form 10 filed April 29, 1981.

3.2	Amendment to Articles of Incorporation of the Registrant is incorporated by reference to Exhibit (3.2) to Form 10-K for year ended December 31, 2003.

3.3	By-Laws of the Registrant are incorporated by reference to Exhibit (3.3) to Form 10-K for year ended December 31, 2003.

10	Contract to Purchase and Sell approximately 3,495 acres in Cameron Parish, Louisiana effective July 3, 2007 is incorporated by reference to Exhibit (10) to Form 10-QSB filed August 13, 2007.

31.1	Certification of Joseph K. Cooper, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of Brian R. Jones, Treasurer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2010 Date: May 7, 2010	CKX Lands, Inc. /s/ Joseph K. Cooper Joseph K. Cooper President and Chief Executive Officer /s/ Brian R. Jones Brian R. Jones Treasurer and Chief Financial Officer