Form 10-Q
period 2010-06-30
CKX Lands Inc
filed 2010-08-09
CIK 352955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,942,495

CKX Lands, Inc.
Form 10-Q
For the Quarter ended June 30, 2010

Table of Contents
		Page
Part I. Financial Information

Item 1.	Financial Statements

a.	Balance Sheets as of June 30, 2010 and December 31, 2009 (Unaudited)	1
b.	Statements of Income for the quarter and six months ended June 30, 2010 and 2009 (Unaudited)	2
c.	Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2010 and 2009 (Unaudited)	3
d.	Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (Unaudited)	4
e.	Notes to Financial Statements (Unaudited)	5-6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-8

Item 4.	Controls and Procedures	8

Part II. Other Information

Item 6.	Exhibits	9

	Signature	10

Part I – Financial Information

Item 1.	FINANCIAL STATEMENTS

CKX Lands, Inc.
Balance Sheets
June 30, 2010 and December 31, 2009
(Unaudited)

	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$3,381,543	$3,977,106
Certificates of deposit	480,000	720,000
Accounts receivable	209,099	162,356
Prepaid expense and other assets	97,673	36,225
Total current assets	4,168,315	4,895,687
Securities available for sale	1,893,290	1,793,866
Certificates of deposit	490,000	240,000
Property and equipment:
Building and equipment less accumulated depreciation of $73,126 and $70,447, respectively	10,930	13,609
Timber less accumulated depletion of $641,622 and $575,057, respectively	544,214	350,665
Land	3,192,491	2,851,526
Total property and equipment, net	3,747,635	3,215,800
Total assets	$10,299,240	$10,145,353

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables and accrued expenses	$52,462	$46,594
Income tax payable:
Current	33,482	--
Deferred	--	15,909
Total current liabilities	85,944	62,503
Noncurrent Liabilities:
Deferred income tax payable	181,818	181,818
Total liabilities	267,762	244,321
Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	72,256	72,256
Retained earnings	10,351,698	10,170,940
Accumulated other comprehensive income	(16,960)	33,352
Less cost of treasury stock (157,505 shares)	(375,516)	(375,516)
Total stockholders’ equity	10,031,478	9,901,032
Total liabilities and stockholders’ equity	$10,299,240	$10,145,353

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Statements of Income - Unaudited
Quarter and Six Months Ended June 30, 2010 and 2009
 (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Oil and gas	$404,191	$279,328	$740,762	$737,549
Agriculture	20,761	14,275	43,567	48,972
Timber	112,472	8,046	114,125	18,503
Total revenues	537,424	301,649	898,454	805,024
Costs and Expenses:
Oil and gas production	27,932	26,611	55,734	67,493
Agriculture	2,230	1,996	2,949	2,577
Timber	11,948	3,601	12,525	19,478
General and administrative	111,012	100,617	202,549	185,340
Depreciation and depletion	66,055	1,884	69,244	3,878
Total cost and expenses	219,177	134,709	343,001	278,766
Income from operations	318,247	166,940	555,453	526,258
Other Income / (Expense):
Interest income	8,706	3,854	18,394	8,741
Dividend income	13,089	5,079	25,297	11,702
Change in unrealized losses on securities available-for-sale	--	(23,920)	--	(23,920)
Gain/(Loss) on securities available-for-sale	28,526	--	28,526	--
Gain on sale of land and other assets	--	30,719	255	40,719
Net other income / (expense)	50,321	15,732	72,472	37,242
Income before income taxes	368,568	182,672	627,925	563,500
Federal and state income taxes:
Current	117,151	59,496	190,548	173,822
Deferred	(16,727)	(5,919)	(15,330)	(37,829)
Total income taxes	100,424	53,577	175,218	135,993
Net Income	$268,144	$129,095	$452,707	$427,507

Per Common Stock (1,942,495 shares):

Net Income	$0.14	$0.07	$0.23	$0.22

Dividends	$0.07	$0.07	$0.14	$0.14

See accompanying Notes to Financial Statements.

CKX Lands, Inc. Statements of Changes in Stockholders’ Equity - Unaudited Six Months Ended June 30, 2010 and 2009 (Unaudited)

Six Months Ended June 30, 2010:
	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
December 31, 2009 Balance		$10,170,940	33,352	72,256	375,516

Comprehensive Income:
Net income	$452,707	452,707	--	--	--
Other comprehensive income:
Change in unrealized net holding gains occurring during period, net of taxes of $33,541	(50,312)		(50,312)
Total comprehensive income	$402,395
Dividends		(271,949)	--	--	--

June 30, 2010 Balance		$10,351,698	(16,960)	72,256	375,516

Six Months Ended June 30, 2009:
	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
December 31, 2008 Balance		$9,857,876	8,265	72,256	375,516

Comprehensive Income:
Net income	$427,507	427,507	--	--	--
Other comprehensive income:
Change in unrealized net holding gains occurring during period, net of taxes of $11,987	(17,982)		(17,982)
Total comprehensive income	$409,525
Dividends		(271,949)	--	--	--

June 30, 2009 Balance		$10,013,434	(9,717)	72,256	375,516

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Statements of Cash Flows - Unaudited
Six Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
Cash Flows From Operating Activities:
Net Income	$452,707	$427,507
Less non-cash (income) expenses included in net income:
Depreciation, depletion and amortization	69,244	3,878
Deferred income tax expense	(15,330)	(37,829)
Less non-operating activities:
Unrealized (gain) loss on securities	(28,526)	23,920
Gain from sale of land and other assets	(255)	(40,719)
Change in operating assets and liabilities:
(Increase) decrease in current assets	(108,191)	23,695
Increase (decrease) in current liabilities	72,313	(45,672)
Net cash provided from operating activities	441,962	354,780

Cash Flows From Investing Activities:
Certificates of Deposit:
Maturity proceeds	240,000	--
Purchases	(250,000)	--
Securities:
Sales proceeds	153,359	--
Purchases	(308,111)	--
Proceeds from dissolution of partnership	255	10,000
Land, timber, equipment and other assets:
Sales proceeds	--	33,806
Purchases	(601,079)	(7,233)
Net cash provided from (used in) investing activities	(765,576)	36,573

Cash Flows From Financing Activities:
Dividends paid, net of refunds	(271,949)	(271,949)
Net cash used in financing activities	(271,949)	(271,949)

Net increase (decrease) in cash and cash equivalents	(595,563)	119,404

Cash and cash equivalents:
Beginning	3,977,106	5,779,491
Ending	$3,381,543	$5,898,895

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$--	$--
Income taxes	$133,500	$216,890

Supplemental schedule of non-cash investing and financing activities:
Net change in recognized and unrecognized unrealized gains (losses) on available-for-sale securities	$(83,853)	$(53,889)

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Notes to Financial Statements
June 30, 2010
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

Interim results are not necessarily indicative of results for a full year.  These financial statements and accompanying notes should be read in conjunction with Company’s Form 10-K for the year ended December 31, 2009 and Form 10-Q for the quarterly period ended June 30, 2010.

Note 2.	Disclosures About Fair Value:

Securities available-for-sale and Certificate of Deposits (securities held to maturity) are valued at fair value.  The Company’s estimated fair value of securities are as follows.

	June 30, 2010
	Current		Non-Current		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Gain/(Loss)	Fair Value	Gain/(Loss)	Fair Value	Gain/(Loss)

Certificate of Deposits	$480,000	--	490,000	--	970,000	--
Mutual Funds	--	--	771,720	10,009	771,720	10,009
Equity Securities	--	--	1,121,570	(40,302)	1,121,570	(40,302)

Total	$480,000	--	2,383,290	(30,293)	2,863,290	(30,293)

June 30, 2009
	Current		Non-Current		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Gain/(Loss)	Fair Value	Gain/(Loss)	Fair Value	Gain/(Loss)

Equity Securities	$--	--	429,006	(81,347)	429,006	(81,347)

CKX Lands, Inc.
Notes to Financial Statements
June 30, 2010
(Unaudited)

Fair value measurements disclosure for securities follows:

	June 30, 2010
	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Certificate of Deposit	$970,000	--	--

Mutual Funds	771,720	--	--

Equity Securities	$1,121,570	--	--

June 30, 2009
	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Equity Securities	$429,006	--	--

Note 3:	Income taxes:

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

Note 4:	Land and Timber Purchases:

During the second quarter of 2010, the Company purchased 4 parcels of land with standing timber for $599,944.  Approximately 359 acres were purchased for $340,965 and the standing timber was valued at $258,979 based on timber cruises.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue

Oil and gas revenues for the first six months of 2010 increased by $3,213 to $740,762.  Royalty revenue from oil and gas revenues declined by $102,291 from 2009.  However, oil and gas lease bonuses and rentals increased by $105,504 from 2009.  The following schedule summarizes barrels and MCF reported from producers and presents an average price per barrel and per MCF for 2010 and 2009.

	2010	2009
Oil Royalty Revenue	$425,577	$411,793
Barrels produced	6,766	7,728
Average price per barrel	$62.90	$53.29

Gas Royalty Revenue	$187,356	$290,026
MCF produced	33,502	45,323
Average price per MCF	$5.59	$6.40

The increase in oil royalty revenue is a net effect of a decrease in barrels produced and an increase in the average price per barrel.  Whereas the decrease in gas royalty revenue is the result of a decrease in both MCF produced and the average price per MCF.

Agriculture revenue decreased from $48,972 to $43,567 in 2010, primarily due to non-renewal of one sugarcane related lease.

Timber revenue increased to $114,125 in 2010 from $18,503 in 2009.  During the second quarter of 2010, the Company harvested timber for internal maintenance programs which was not performed in 2009. Generally, timber prices have been depressed for the last several years and the Company has elected to only harvest timber for internal maintenance programs for age class timber and storm protection measures.

Costs and Expenses

Oil and gas production costs, primarily severance taxes, decreased by $11,759 in 2010. This decrease is directly related to lower oil and gas revenues.

Timber expenses decreased by $6,953 in 2010 due to a 2009 timber cruise mapping project.

General and administrative expenses increased by $17,209 primarily due to an increase in office rental expense and public company compliance expense as well as the timing of recording auditing and employee training expenses.

Financial Condition

Current assets and non-current certificates of deposit and securities available for sale totaled $6,551,605 and total liabilities equaled $267,762 at June 30, 2010.  Management believes existing cash and investments together with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions.

The Company declared and paid another seven cents per common share during the quarter ended June 30, 2010. It is anticipated that the Company will be able to continue paying a seven cents per common share dividend each quarter.  From time to time, the Company may elect to pay an extra dividend.  In determining if an extra dividend will be declared, the Board of Directors will take into consideration the Company’s current liquidity and capital resources and the availability of suitable timberland that has mineral potential.

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

CKX Lands, Inc.

Date: August 9, 2010	/s/ Joseph K. Cooper
Joseph K. Cooper
President and Chief Executive Officer

Date: August 9, 2010	/s/ Brian R. Jones
Brian R. Jones
Treasurer and Chief Financial Officer