Form 10-Q
period 2010-09-30
CKX Lands Inc
filed 2010-11-05
CIK 352955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

CKX Lands, Inc.
Form 10-Q
For the Quarter ended September 30, 2010

Table of Contents

		Page
Part I. Financial Information

Item 1.	Financial Statements	1

a.	Balance Sheets as of September 30, 2010 and December 31, 2009 (Unaudited)	1
b.	Statements of Income for the quarter and nine months ended September 30, 2010 and 2009 (Unaudited)	2
c.	Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2010 and 2009 (Unaudited)	3
d.	Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (Unaudited)	4
e.	Notes to Financial Statements (Unaudited)	5-6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-8

Item 4.	Controls and Procedures	8

Part II. Other Information

Item 6.	Exhibits	9

	Signature	10

Part I – Financial Information

Item 1.	FINANCIAL STATEMENTS

CKX Lands, Inc.
Balance Sheets
September 30, 2010 and December 31, 2009
(Unaudited)

	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$3,761,643	$3,977,106
Certificates of deposit	240,000	720,000
Accounts receivable	157,575	162,356
Prepaid expense and other assets	53,886	36,225
Total current assets	4,213,104	4,895,687
Securities available for sale	1,989,698	1,793,866
Certificates of deposit	490,000	240,000
Property and equipment:
Building and equipment less accumulated depreciation of $74,994 and $70,447, respectively	9,062	13,609
Timber less accumulated depletion of $664,802 and $575,057, respectively	521,034	350,665
Land	3,192,491	2,851,526
Total property and equipment, net	3,722,587	3,215,800
Total assets	$10,415,389	$10,145,353

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables and accrued expenses	$64,325	$46,594
Income tax payable:
Current	1,358	—
Deferred	37,466	15,909
Total current liabilities	103,149	62,503
Noncurrent Liabilities:
Deferred income tax payable	181,818	181,818
Total liabilities	284,967	244,321
Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	72,256	72,256
Retained earnings	10,342,415	10,170,940
Accumulated other comprehensive income	91,267	33,352
Less cost of treasury stock (157,505 shares)	(375,516)	(375,516)
Total stockholders’ equity	10,130,422	9,901,032
Total liabilities and stockholders’ equity	$10,415,389	$10,145,353

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Statements of Income
Quarter and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Oil and gas	$287,867	$446,288	$1,028,629	$1,183,837
Agriculture	26,408	33,014	69,975	81,986
Timber	18,717	9,468	132,842	27,971
Total revenues	332,992	488,770	1,231,446	1,293,794
Costs and Expenses:
Oil and gas production	25,807	37,210	81,541	104,703
Agriculture	3,374	1,986	6,323	4,563
Timber	1,542	33,159	14,067	52,636
General and administrative	98,769	102,838	301,318	288,179

Depreciation and depletion	25,047	2,048	94,292	5,926

Total cost and expenses	154,539	177,241	497,540	456,007
Income from operations	178,453	311,529	733,906	837,787
Other Income / (Expense):
Interest income	9,797	6,629	28,190	15,370
Dividend income	10,403	4,863	35,700	16,565
Change in unrealized losses on securities available-for-sale	—	—	—	(23,920)
Gain/(Loss) on securities available-for-sale	(42,341)	—	(13,814)	—
Gain on sale of land and other assets	—	—	255	40,719
Net other income / (expense)	(22,141)	11,492	50,331	48,734
Income before income taxes	156,312	323,021	784,237	886,521
Federal and state income taxes:
Current	32,199	97,246	222,747	271,068
Deferred	(2,579)	(763)	(17,909)	(38,592)
Total income taxes	29,620	96,483	204,838	232,476
Net Income	$126,692	$226,538	$579,399	$654,045

Per Common Stock (1,942,495 shares):

Net Income	$0.07	$0.12	$0.30	$0.34

Dividends	$0.07	$0.07	$0.21	$0.21

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

Nine Months Ended September 30, 2010:
	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
December 31, 2009 Balance		$10,170,940	33,352	72,256	375,516

Comprehensive Income:
Net income	$579,399	579,399	—	—	—
Other comprehensive income:
Change in unrealized net holding gains occurring during period, net of taxes of $38,610	57,915		57,915
Total comprehensive income	$637,314
Dividends		(407,924)	—	—	—

September 30, 2010 Balance		$10,342,415	91,267	72,256	375,516

Nine Months Ended September 30, 2009:
	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
December 31, 2008 Balance		$9,857,876	8,265	72,256	375,516

Comprehensive Income:
Net income	$654,045	654,045	—	—	—
Other comprehensive income:
Change in unrealized net holding gains occurring during period, net of taxes of $279	(1,919)
Change in recognized unrealized loss on securities available for sale, net of taxes of $9,568	14,352
Other Comprehensive income, net of taxes	12,433	—	12,433	—	—
Total comprehensive income	$666,478
Dividends		(407,924)	—	—	—

September 30, 2009 Balance		$10,103,997	20,698	72,256	375,516

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Statements of Cash Flows
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
Cash Flows From Operating Activities:
Net Income	$579,399	$654,045
Less non-cash (income) expenses included in net income:
Depreciation, depletion and amortization	94,292	5,926
Deferred income tax expense	(17,909)	(38,592)
Less non-operating activities:
Unrealized (gain) loss on securities	—	23,920
(Gain) loss from securities sales	13,814	—
Gain from sale of land and other assets	(255)	(40,719)
Change in operating assets and liabilities:
(Increase) decrease in current assets	(12,880)	73,093
Increase (decrease) in current liabilities	19,945	16,395
Net cash provided from operating activities	676,406	694,068

Cash Flows From Investing Activities:
Certificates of Deposit:
Maturity proceeds	480,000	—
Purchases	(250,000)	—
Securities:
Sales proceeds	199,053	10,000
Purchases	(312,174)	(1,335,000)
Proceeds from dissolution of partnership	255
Land, timber, equipment and other assets:
Sales proceeds	—	29,330
Purchases	(601,079)	(13,182)
Net cash provided from (used in) investing activities	(483,945)	(1,308,852)

Cash Flows From Financing Activities:
Dividends paid, net of refunds	(407,924)	(407,924)
Net cash used in financing activities	(407,924)	(407,924)

Net increase (decrease) in cash and cash equivalents	(215,463)	(1,022,708)

Cash and cash equivalents:
Beginning	3,977,106	5,779,491
Ending	$3,761,643	$4,756,783

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$—	$—
Income taxes	$212,500	$226,937

Supplemental schedule of non-cash investing and financing activities:
Net change in recognized and unrecognized unrealized gains (losses) on available-for-sale securities	$96,525	$20,722

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Notes to Financial Statements
September 30, 2010
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

Interim results are not necessarily indicative of results for a full year.  These financial statements and accompanying notes included in this Form 10-Q should be read in conjunction with Company’s Form 10-K for the year ended December 31, 2009 and Form 10-Q for the quarterly period ended September 30, 2009.

Note 2.	Disclosures about Fair Value:

Securities available-for-sale and Certificate of Deposits (securities held to maturity) are valued at fair value.  The Company’s estimated fair value of securities are as follows.

	September 30, 2010
	Current		Non-Current		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Gain/(Loss)	Fair Value	Gain/(Loss)	Fair Value	Gain/(Loss)

Certificate of Deposits	$240,000	—	490,000	—	730,000	—
Mutual Funds	—	—	785,429	19,654	785,429	19,654
Equity Securities	—	—	1,204,269	130,432	1,204,269	130,432

Total	$240,000	—	2,479,698	150,086	2,719,698	150,086

	September 30, 2009
	Current		Non-Current		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Gain/(Loss)	Fair Value	Gain/(Loss)	Fair Value	Gain/(Loss)

Mutual Funds	375,000	—	—	—	375,000	—
Common Stock	518,904	32,471	—	—	518,904	32,471

Total	$893,904	32,471	—	—	893,904	32,471

CKX Lands, Inc.
Notes to Financial Statements
September 30, 2010
(Unaudited)

Fair value measurements disclosure for securities follows:

	September 30, 2010
	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Certificate of Deposit	$730,000	—	—

Mutual Funds	785,429	—	—

Equity Securities	$1,204,269	—	—

	September 30, 2009
	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Mutual Funds	$375,000	—	—

Equity Securities	$518,904	—	—

Note 3:	Income taxes:

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

Results of Operations

Revenue

Revenues for the first nine months of 2010 decreased by $62,348 to $1,231,446 from 2009.  Royalty revenue from oil and gas revenues declined by $155,208 from 2009.  However, oil and gas lease bonuses and rentals increased by $43,328 from 2009.  The following schedule summarizes barrels and MCF reported from producers and presents an average price per barrel and per MCF for 2010 and 2009. The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF for 2010 and 2009.

	2010	2009

Oil Royalty Revenue	$613,938	$702,455
Barrels produced	10,748	12,710
Average price per barrel	$57.12	$55.27

Gas Royalty Revenue	$275,382	$385,401
MCF produced	49,430	69,693
Average price per MCF	$5.57	$5.53

The decrease in oil royalty revenue is a net effect of a decrease in barrels produced and an increase in the average price per barrel.  Resulting gas royalty revenue is the result of a decrease in MCF produced and an increase in the average price per MCF.

Agriculture revenue decreased from $81,986 to $69,975 in 2010, primarily due to non-renewal of one sugarcane related lease.

Timber revenue increased to $132,842 in 2010 from $27,971 in 2009.  The Company harvested timber for internal maintenance programs which was not performed in 2009. Generally, timber prices have been depressed for the last several years and the Company has elected to only harvest timber for internal maintenance programs for age class timber and storm protection measures.

Costs and Expenses

Oil and gas production costs, primarily severance taxes, decreased by $23,162 in 2010. This decrease is directly related to lower oil and gas revenues.

Timber expenses decreased by $38,569 in 2010 due to a 2009 expense for a timber cruise mapping project.

General and administrative expenses increased by $13,139 primarily due to an increase in office rental expense and public company compliance expense as well as the timing of recording auditing and employee training expenses.

Financial Condition

Current assets, securities available for sale and non-current certificate of deposits totaled $6,692,802 and total liabilities equaled $284,967 at September 30, 2010.  Management believes existing cash and investments together with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions.

The Company declared and paid another seven cents per common share during the quarter ended September 30, 2010. It is anticipated that the Company will be able to continue paying a seven cents per common share dividend each quarter.  From time to time, the Company may elect to pay an extra dividend.  In determining if an extra dividend will be declared, the Board of Directors will take into consideration the Company’s current liquidity and capital resources and the availability of suitable timberland that has mineral potential.

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

CKX Lands, Inc.

Date: November 4, 2010	/s/ Joseph K. Cooper
Joseph K. Cooper
President and Chief Executive Officer

Date: November 4, 2010	/s/ Brian R. Jones
Brian R. Jones
Treasurer and Chief Financial Officer