Form 10-K
period 2010-12-31
CKX LANDS, INC.
filed 2011-03-11
CIK 352955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐ NO ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2010 was $18,436,202 based on the last reported sales price of the Common Stock.

The number of shares of the registrant’s Common Stock outstanding as of March 10, 2011, was 1,942,495.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement prepared in connection with the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

The Company’s shares are listed on the NYSE Amex (previously known as American Stock Exchange), under the symbol CKX.  As of March 10, 2011, there were 1,942,495 shares outstanding.  The Company had a common equity public float of less than $75 million as of the last business day of the second fiscal quarter.   Consequently, the Company is a small reporting company under the Securities Exchange Commission regulations.

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

Oil and gas royalties are paid by the operators who own the wells.  Timber income is paid by the highest bidder of the timber.  There are several mills in the immediate area that compete for timber.  All of the agriculture income comes from tenants who pay annual cash rents.  The prices paid for oil, gas and timber depend on national and international market conditions.  Oil and gas revenues were 84.13% of the Company’s total revenues in 2010 and 89.5% in 2009.

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

Customers

The Company’s customers are those who have mineral leases on the Company’s property or purchase the timber in competitive bids or execute farming leases.  The largest customers are the oil and gas operators under the mineral leases.  During 2010, the Company received approximately 20.7% of its total revenues from Swift Energy Operating LLC, 15.0% from Riceland Petroleum Company, and 8.2% from Cox & Perkins Exploration, Inc.  Termination of cash receipts from any of these customers or underlying production would have a material adverse effect on the Company.

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

The Company owns a total of 11,031 net acres in the Louisiana Parishes of Allen, Beauregard, Calcasieu, Cameron, Jefferson Davis, LaFourche, Sabine, St. Landry and Vermilion.  Most of the acreage is in Southwest Louisiana.  Much of this land is owned in indivision.  Ownership is as follows:

2010
100.000%	Ownership	4,245 acres
40.000%	Ownership of 1,588 acres with Walker Louisiana Properties	635 acres
50.000%	Ownership of 443 acres with Prairie Land Company	222 acres
16.667%	Ownership of 35,575 acres comprising Walker Louisiana Properties	5,929 acres

Of the total 11,031 net acres owned by CKX, timberland comprises 7,618 acres, 2,436 acres are agricultural land, 783 acres are marsh land and 194 acres are future subdivision land.

The table below shows, for the years ended December 31, 2010 and December 31, 2009, the Company’s net gas produced in thousands of cubic feet (MCF), net oil produced in barrels (Bbl), and average sales prices relating to oil and gas attributable to the royalty interests of the Company.

	Year Ended 12/31/10	Year Ended 12/31/09
Net gas produced (MCF)	70,673	98,489
Average gas sales price (per MCF)(1)	$5.11	$5.06

Net oil produced (Bbl)(2)	11,015	15,429
Average oil sales price (per Bbl)(1,2)	$69.59	$58.30

Notes to above schedule:
(1) Before deduction of production and severance taxes.
(2) Excludes plant products.

Item 3.	LEGAL PROCEEDINGS

The Company was not involved in any legal proceedings as of December 31, 2010.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended December 31, 2010.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the NYSE Amex (previously known as American Stock Exchange) under the trading symbol CKX since its listing on December 8, 2003.  Prior to the listing there was no established public trading market for the Common Stock, and there had been only limited and sporadic trading in the Common Stock, principally among its shareholders.  On February 21, 2011, there were approximately 540 stockholders of record.  The Company believes that there are approximately 600 beneficial owners of its Common Stock.  There were no sales of unregistered securities of the Company and no purchases of equity securities of the Company during 2010 by the Company.  The following table sets forth the high and low sales prices for the Common Stock by quarter during 2010 and 2009.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock price per share 2010	high	$13.66	13.35	12.25	12.65
	low	$11.35	10.50	9.70	10.50
Common stock price per share 2009	high	$13.55	14.99	12.84	12.56
	low	$10.95	11.25	11.22	11.25

The Company has paid cash dividends since 1990.  The Company is currently paying a quarterly dividend of 7¢ per share and intends to maintain quarterly dividends.  From time to time, the Company may elect to pay an extra dividend.  In determining if an extra dividend will be declared, the Board of Directors will take into consideration the Company’s current liquidity and capital resources and the availability of suitable timberland that has mineral potential.  The Company did not pay an extra dividend to shareholders in 2010 or 2009.  A summary of cash dividends is set forth in the table below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Total
Cash Dividend per Share
2010	$0.07	0.07	0.07	0.07	0.28
2009	$0.07	0.07	0.07	0.07	0.28

Pursuant to a dividend reversion clause in the Company’s Articles of Incorporation, dividends not claimed within one year after a dividend becomes payable will expire and revert in full ownership to the Company and the Company’s obligation to pay such dividend will cease.  During 2010 and 2009, the Company received none and $10,070, respectively, in dividend reversions.

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

Eventually, the oil and gas under the Company’s current land holdings will be depleted.  The Company is constantly looking for additional land to be purchased in southwest Louisiana.  Preferably, the Company searches for timberland that has mineral potential.

Results of Operations

Fiscal Year 2010 Compared to Fiscal Year 2009

Revenues for 2010 were $1,671,354, a decrease of 2.95% when compared with 2009 revenues of $1,722,132.

Oil and gas revenues decreased by $135,237, or 8.77%, to $1,406,122 in 2010.  Oil and gas revenues consist of royalty, lease rental and geophysical revenue.  Royalty revenue decreased by $266,399 or 18.60%, and lease rentals increased by $134,571 or 128.59%, from 2009.  Geophysical revenues decreased by $3,409 or 81.17%, from 2009.

Gas production decreased by 27,816 MCF, and the average gas sales price per MCF increased by 1.2% resulting in a decrease in gas revenue of $136,692.  Revenue from oil production decreased by $129,708, due to an increase of 20.96% in the average barrel sales price and a decrease in production of approximately 5,623 barrels.

The following three fields produced 43.9% and 56.75% of the Company’s oil and gas revenues in 2010 and 2009, respectively.  This following schedule shows the number of barrels of oil (Bbl Oil) and MCF of gas (MCF Gas) produced in 2010 and 2009.

	Bbl Oil		MCF Gas
Field	2010	2009	2010	2009
South Bear Head Creek	3,421	6,577	2,233	15,432
South Jennings	1,623	1,612	19,019	26,452
South Gordon	1,320	2,241	7,693	2,745

From review of the limited information provided by the field operators, it appears field production increases were due to reworking or recompleting existing wells.  Field production decreases were due to expected depletion.

In 2010 the Company was a lessor in 11 new mineral leases covering a total of 1,132 gross acres.  The Company’s net acres leased in 2010 were 490 acres.  The new leased acres are located in three different Parishes.

During 2010, the Company saw a reduction in oil and gas leasing activity in the first three quarters and an increase in oil and gas leasing activity in the fourth quarter over prior year activity.  With recent increases in oil and gas prices and a decreasing focus on the Haynesville shale play in northwest Louisiana, an increase in oil and gas leasing activity is expected.

Timber income increased by $89,389 to $166,244, an increase of 116.3% from 2009.  This increase is attributable to our internal maintenance programs for age class timber and storm protection measures.  The timber market was depressed throughout 2010 due to the weak housing market.

Agriculture income decreased by $4,930 or 4.7%.  There were no significant changes in our agriculture operations during 2010.

Outlook for Fiscal Year 2011

The Company continues to actively search for lands that meet our criteria of timberland with mineral potential.  In the last quarter of 2010, the Company noted an increase in the available timberland for sale at reasonable fair values.  We believe that the current national economy condition, primarily a slowdown in construction, has caused the increase and we look for 2011 to provide us with increased opportunities to purchase land.  In January, 2011, the Company purchased 320 net acres with standing timber and ½ minerals.

Currently, there are 17 non-producing mineral leases covering 1,697.94 gross acres, or 832.58 net acres.  The Company believes that some of these leases will be drilled and production discovered as oil and gas prices are projected to increase as the national economy improves.

The Company expects timber prices to remain depressed in 2011 due to a continued weak housing market.  We do expect timber revenue to remain flat as we perform our maintenance programs during 2011.

We are unaware of any changing trends in our agriculture operations and expect agriculture income to remain flat in 2011.

Liquidity and Capital Resources

The Company’s current assets and securities available-for-sale totaled $6,470,115 and total liabilities equaled $240,807 at December 31, 2010.  Additional sources of liquidity include the Company’s certificates of deposits and an available bank line of credit for $1,000,000.

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

Forward Looking Statements

Certain matters contained in this report are forward-looking statements including, without limitation, the information contained under the heading “Outlook for Fiscal Year 2011” in Item 6 of this report.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Unless legally required, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Additional information may be obtained by reviewing the information set forth below under “Significant Risk Factors” and information contained in the Company’s reports periodically with the SEC.

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

Commodity Prices

All of the Company’s operating income comes from the sale of commodities produced from its real estate: oil and gas, forest products, and agriculture products.  Fluctuations in these commodity prices will directly impact net income.  In 2010, average gas prices paid to the Company were 1.15 % higher than the average in 2009, and average oil prices were also higher in 2010 than in 2009, by 20.96%.  If the average oil and gas prices in 2010 reverted to the 2009 averages, income before income tax would have decreased by approximately 11.07%.

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

As of December 31, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

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

Due to the Company’s management inability to assess Walker Louisiana Properties’ ICFR and lack of compensating controls, management has assessed the Company’s ICFR as ineffective as of December 31, 2010. The Company owns a one-sixth interest in WLP and WLP’s activities are material to the Company.  WLP prepares cash basis interim financial statements and audited GAAP basis financial statements at year end.  At report date, we have not identified a plan or process to remediate the ineffectiveness of the ICFR.

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

During the quarter ending December 31, 2010, the Company’s Management followed the COSO Internal Control over Financial Reporting – Guidance for Smaller Public Companies Integrated Framework (2006) when assessing the ICFR.  During the quarter ending December 31, 2010, there have been no changes in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Executive officers of Registrant are as follows:

Name	Age	Position with Registrant
Joseph K. Cooper	67	President, Chief Executive Officer and Director

Brian R. Jones	50	Treasurer, Chief Financial Officer and Director

Charles D. Viccellio	77	Vice President, Secretary and Director

The occupations of such executive officers during the last five years and other principal affiliations are:

Name	Occupations
Joseph K. Cooper	President and Chief Executive Officer of CKX Lands, Inc. since 2008 and 2009, respectively; Manager of Walker Louisiana Properties, Vice President and Operations Manager of Prairie Land Co.

Brian R. Jones	Treasurer and Chief Financial Officer of CKX Lands, Inc. since December 1, 2006; Managing member of Brian R. Jones CPA, LLC.

Charles D. Viccellio	Vice-President and Secretary of the Company since 1997 and Director of the Company since 1996; Attorney in the law firm of Stockwell, Sievert, Viccellio, Clements & Shaddock, LLP.

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

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2011.

CKX LANDS, INC.

BY:	/s/ Brian R. Jones
Name:	Brian R. Jones
Title:	Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated with regard to CKX Lands, Inc. on March 10, 2011.

/s/Joseph K. Cooper
Joseph K. Cooper	President and Chief Executive Officer (Principal Executive Officer and Director)

/s/Brian R. Jones
Brian R. Jones	Treasurer and Chief Financial Officer (Principal Financial Officer and Director)

/s/Charles D. Viccellio
Charles D. Viccellio	Vice President & Secretary (Director)
/s/Henry E. Blake
Henry E. Blake	Director

/s/Elizabeth Hollins
Elizabeth Hollins	Director

/s/Laura A. Leach
Laura A. Leach	Director

/s/B. James Reaves, III
B. James Reaves, III	Director

/s/Mary W. Savoy
Mary W. Savoy	Director

/s/William Gray Stream
William Gray Stream	Director

/s/Mary Leach Werner
Mary Leach Werner	Director

CKX LANDS, INC.

Table of Contents

Page
REPORT OF INDEPENDENT AUDITORS ON THE FINANCIAL STATEMENTS14	14

FINANCIAL STATEMENTS

Balance Sheets	15
Statements of Income	16
Statements of Changes in Stockholders’ Equity	17
Statements of Cash Flows	18
Notes to Financial Statements	19-26

[MCELROY, QUIRK & BURCH LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:
The Board of Directors, and
Stockholders of CKX Lands, Inc.
Lake Charles, Louisiana

We have audited the accompanying balance sheets of CKX Lands, Inc. as of December 31, 2010 and 2009, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two year period ended December 31, 2010.  CKX Lands, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CKX Lands, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/McElroy, Quirk & Burch
Lake Charles, Louisiana
March 10, 2011

CKX Lands, Inc.

Balance Sheets
December 31, 2010 and 2009

	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$5,182,316	$3,977,106
Certificates of deposit	240,000	720,000
Accounts receivable	149,795	162,356
Prepaid expense and other assets	114,232	36,225
Total current assets	5,686,343	4,895,687
Securities available-for-sale	783,772	1,793,866
Certificates of deposit	250,000	240,000
Property and equipment:
Building and equipment less accumulated depreciation of $72,794 and $70,447, respectively	17,193	13,609
Timber less accumulated depletion of $632,565 and $575,057, respectively	557,253	350,665
Land	3,192,491	2,851,526
Total property and equipment, net	3,766,937	3,215,800
Total assets	$10,487,052	$10,145,353

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables and accrued expenses	$58,520	$46,594
Income tax payable:
Current	469	--
Deferred	--	15,909
Total current liabilities	58,989	62,503
Deferred income tax payable	181,818	181,818
Total liabilities	240,807	244,321
Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	72,256	72,256
Retained earnings	10,543,924	10,170,940
Accumulated other comprehensive income	5,581	33,352
Less cost of treasury stock (157,505 shares)	(375,516)	(375,516)
Total stockholders’ equity	10,246,245	9,901,032
Total liabilities and stockholders’ equity	$10,487,052	$10,145,353

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Income
Years Ended December 31, 2010 and 2009

	2010	2009
Revenues:
Oil and gas	$1,406,122	$1,541,359
Agriculture	98,988	103,918
Timber	166,244	76,855
Total revenues	1,671,354	1,722,132
Costs and Expenses:
Oil and gas production	105,489	138,658
Agriculture	8,829	6,507
Timber	23,184	68,087
General and administrative	411,015	378,250
Depreciation and depletion	63,941	49,469
Total cost and expenses	612,458	640,971
Income from operations	1,058,896	1,081,161
Other Income / (Expense):
Interest income	39,307	23,479
Dividend income	41,774	29,936
Change in unrealized losses on securities available-for-sale	--	(23,920)
Gain / (loss) on sale of securities available-for-sale	155,553	--
Gain on sale of land and other assets	255	43,884
Net other income	236,889	73,379
Income before income taxes	1,295,785	1,154,540
Federal and State Income Taxes:
Current	384,421	340,808
Deferred	(5,519)	(33,160)
Total federal and state income taxes	378,902	307,648
Net income	$916,883	$846,892

Per Common Stock (1,942,495 shares):

Net income	$0.47	$0.44

Dividends	$0.28	$0.28

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Changes in Stockholders’ Equity
Years ended December 31, 2010 and 2009

	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
December 31, 2008 Balance		$9,857,876	$8,265	$72,256	$375,516

Comprehensive income:
Net income	$846,892	846,892	--	--	--
Other comprehensive income:
Change in unrealized net holdings gains occurring during period, net of taxes of $7,157	10,735
Change in recognized unrealized loss on securities available for sale, net of taxes of $9,568	14,352
Other Comprehensive income, net of taxes	25,087	--	25,087	--	--
Total comprehensive income	$871,979		--	--	--
Dividends Paid		(543,898)	--	--	--
Dividends Reversion		10,070	--	--	--
December 31, 2009 Balance		$10,170,940	$33,352	$72,256	$375,516

Comprehensive income:
Net income	$916,883	916,883	--	--	--
Other comprehensive income:
Change in unrealized net holdings gains occurring during period, net of taxes of $ 478	717
Change in recognized unrealized loss on securities available for sale, net of taxes of $ (18,992)	(28,488)
Other Comprehensive income, net of taxes	(27,771)	--	(27,771)	--	--
Total comprehensive income	$889,112		--	--	--
Dividends Paid		(543,899)	--	--	--
December 31, 2010 Balance		$10,543,924	$5,581	$72,256	$375,516

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Cash Flows
Years Ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net income	$916,883	$846,892
Less non-cash (income) expenses included in net income:
Depreciation and depletion	63,941	49,469
Deferred income tax expense	(5,519)	(33,160)
Less non-operating activities:
Unrealized loss on securities	--	23,920
Gain from sales of securities available-for-sale	(155,553)	--
Gain from sale of land and other assets	(255)	(43,884)
Change in operating assets and liabilities:
(Increase) decrease in current assets	(57,323)	125,323
Increase (decrease) in current liabilities	12,395	2,633
Net cash provided from operating activities	774,569	971,193

Cash flows from investing activities:
Certificate of deposits:
Proceeds	720,000	--
Purchase	(250,000)	(960,000)
Securities available-for-sale:
Proceeds	1,442,618	--
Purchases	(323,256)	(1,253,872)
Building, equipment and other assets:
Proceeds	255	12,749
Purchases	(10,016)	(7,756)
Timber:
Proceeds	--	--
Purchases	(264,096)	(31,780)
Land:
Proceeds	--	34,286
Purchases and improvements	(340,965)	(33,377)
Net cash provided from (used in) investing activities	974,540	(2,239,750)

Cash flows from financing activities:
Dividends paid	(543,899)	(543,898)
Dividend reversions	--	10,070
Net cash used in financing activities	(543,899)	(533,828)

Net increase (decrease) in cash and cash equivalents	1,205,210	(1,802,385)
Cash and cash equivalents:
Beginning	3,977,106	5,779,491
Ending	$5,182,316	$3,977,106

Supplemental disclosures of cash flow information
Cash payments for:
Interest	$--	$--
Income taxes	$395,000	$279,437

Supplemental schedule of noncash investing and financing activities
Net change in unrealized and realized gains on available-for-sale securities, net of taxes	$(27,771)	$25,087

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Notes to Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies

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

For investments classified as available-for-sale, all such debt securities and equity securities that have readily determinable fair value shall be measured at fair value in the balance sheet.  Unrealized holding gains and losses for securities available-for-sale shall be excluded from earnings and reported as a net amount (net of income taxes) and as a separate component of retained earnings until realized.  Realized gains and losses on securities available-for-sale are included in income.  The cost of securities sold is based on the specific identification method.

CKX Lands, Inc.
Notes to Financial Statements

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

CKX Lands, Inc.
Notes to Financial Statements

Note 2.	Securities Available-for-Sale

Debt and equity securities have been classified in the balance sheet according to management’s intent in the noncurrent asset sections under the heading “securities available-for-sale”.  The carrying amount of securities and their approximate fair values at December 31, 2010 and 2009 follow:

	Gross Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
At December 31, 2010
Equity securities	-	-	-	-
Mutual Funds	$776,496	7,276	-	783,772
	$776,496	7,276	--	783,772

At December 31, 2009
Equity securities	$986,776	116,050	64,566	1,038,260
Mutual Funds	753,529	2,084	7	755,606
	$1,740,305	118,134	64,573	1,793,866

Gross realized gains and gross realized losses on sales of securities available-for-sale for the year ended December 31, 2010 and 2009 are presented below.

	Realized Gains	Realized Losses	Net Gains (Losses)
December 31, 2010
Equity securities	$216,831	67,472	149,360
Mutual Funds	$6,193	--	6,193

December 31, 2009
Equity securities	$--	--	--
Mutual Funds	$--	--	--

Information pertaining to available-for-sale securities with gross unrealized losses at December 31, 2010 and 2009 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than 12 Months		12 Months or More
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
December 31, 2010
Equity securities	$--	--	--	--
Mutual Funds	--	--	--	--
	$--	--	--	--

December 31, 2009
Equity securities	$372,211	2,947	85,414	61,619
Mutual Funds	252,182	7	--	--
	$624,393	2,954	85,414	61,619

CKX Lands, Inc.
Notes to Financial Statements

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

The Company has the intent and ability to retain its investments for a period of time sufficient to allow for anticipated recovery of fair value.

Note 3.	Oil and Gas Leases

Results of oil and gas leasing activities for the year ending December 31, 2010 and 2009 are as follows:

	2010	2009
Gross revenues
Royalty interests	$1,163,442	$1,430,157
Working interests	2,670	2,354
Seismic and Lease Fees	240,010	108,848
	1,406,122	1,541,359
Production costs	105,490	138,658
Results before income tax expense	1,300,632	1,402,701
Estimated income tax expense	520,253	561,080
Results of operations from producing activities excluding corporate overhead	$780,379	$841,621

There were no major costs, with the exception of severance taxes, incurred in connection with the Company's oil and gas operations, which are conducted entirely within the United States, during the year ending December 31, 2010 or 2009.

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

Company’s royalty and working interests share of oil and gas, exclusive of plant products, produced from leased properties:

	2010	2009

Net gas produced (MCF)	72,353	98,489
Net oil produced (Bbl)	11,257	15,429

CKX Lands, Inc.
Notes to Financial Statements

Note 4.	Income Taxes

The Company files federal and state income tax returns on a calendar year basis.

The net deferred tax liability in the accompanying balance sheets includes the following components at December 31, 2010 and 2009:

	2010		2009
	Current	Non-Current	Current	Non-Current
Deferred tax assets	$10,257	$--	$19,382	$--
Deferred tax liabilities	(2,989)	(181,818)	(35,291)	(181,818)
	$7,268	$(181,818)	$(15,909)	$(181,818)

Reconciliations between the United States Federal statutory income tax provision, using the statutory rate of 34%, and the Company’s provision for income taxes at December 31, 2010 and 2009 are as follows:

	2010	2009
Tax at statutory rates	$440,567	$392,544
Tax effect of the following:
Statutory depletion	(59,472)	(73,058)
Dividend exclusion	(10,287)	(7,125)
State income tax	30,574	25,973
Unrealized losses on securities available-for-sale	(16,143)	8,133
Other	(818)	(5,659)
	$384,421	$340,808

Deferred income taxes result from timing differences in the recognition of revenue and expenses for tax and financial statement purposes.  The effect of these timing differences at December 31, 2010 and 2009 is as follows:

	2010		2009
	Current	Non-Current	Current	Non-Current
Conversion of investment from tax cash basis to accrual basis for financial reporting	$10,178	--	$(13,621)	--
Unrealized net loss (gain) on marketable securities	(2,910)	--	(2,288)	--
Casualty loss	--	(121,239)	--	(121,239)
Deferred gain	--	(60,579)	--	(60,579)
	$7,268	(181,818)	$(15,909)	(181,818)

Note 5.	Company Operations

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, agricultural and timber.  The Company’s reportable business segments are strategic business units that offer income from different products.  They are managed separately due to the unique aspects of each area.

CKX Lands, Inc.
Notes to Financial Statements

Following is a summary of segmented operations information for 2010 and 2009:

	2010	2009
Revenues
Oil and Gas	$1,406,122	$1,541,359
Agricultural	98,988	103,918
Timber	166,244	76,855
Total	1,671,354	1,722,132
Cost and Expenses
Oil and Gas	105,490	138,657
Agricultural	11,708	8,818
Timber	80,693	108,190
Total	197,891	255,666
Income from Operations
Oil and Gas	1,300,632	1,402,701
Agricultural	87,280	95,100
Timber	85,551	(31,335)
Total	1,473,463	1,466,466
Other Income (Expense) before Income Taxes	(177,678)	(311,926)
Income before Income Taxes	1,295,785	1,154,540

Identifiable Assets, net of accumulated depreciation and depletion
Oil and Gas	--	--
Agricultural	--	--
Timber	557,253	350,665
General Corporate Assets	9,960,568	9,794,688
Total	10,517,821	10,145,353

Capital Expenditures
Oil and Gas	--	--
Agricultural	--	--
Timber	264,096	31,780
General Corporate Assets	350,981	41,133
Total	615,077	72,913

Depreciation and Depletion
Oil and Gas	--	--
Agricultural	2,879	2,311
Timber	57,509	40,103
General Corporate Assets	3,553	7,055
Total	$63,941	$49,469

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

CKX Lands, Inc.
Notes to Financial Statements

Revenue from three customers of the Company’s oil and gas segment represented approximately $292,000, $211,000 and $180,000, respectively, of the Company’s 2010 total revenue.  In 2009, two oil and gas segment customers represented approximately $529,000 and $211,000, respectively, of the Company’s total revenue.

Note 6.	Line of Credit

The Company has available an unsecured line of credit in the amount of $1,000,000.  The balance on this line of credit was $-0- at December 31, 2010 and 2009.

Note 7.	Supplementary Income Statement Information

Taxes, other than income taxes, of $199,987 and $204,463, were charged to expense during 2010 and 2009, respectively.

Note 8.	Contingencies:

There are no material contingencies known to management.  The Company does not participate in off balance sheet arrangements.

Note 9.	Concentration of Credit Risk

The Company maintains its cash balances in one financial institution.  The amount on deposit in the financial institution is insured by the Federal Deposit Insurance Corporation up to $250,000.

Note 10.	Subsequent Events

On March 10, 2011, the Company’s Board of Directors declared a dividend of seven cents ($0.07) per common share to shareholders of record March 24, 2011 and payment date of April 7, 2011.

Note 11.	Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Class	Methods and/or Assumptions
Cash and cash equivalents:	Carrying value approximates fair value due to its readily convertible characteristic.
Certificate of Deposit:	Held until maturity and recorded at amortized cost.
Securities available-for-sale	Valued at fair value which equals quoted market price.

CKX Lands, Inc.
Notes to Financial Statements

The estimated fair value of the Company's financial instruments at December 31, 2010 and 2009 are as follows.

(Presented in thousands)	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$5,182	$5,182	$3,977	$3,977
Certificate of deposit – short term	240	240	720	720
Securities available-for-sale	776	784	1,794	1,794
Certificate of deposit – Long term	250	250	240	240
	$6,448	$6,456	$6,731	$6,731

Fair value measurements disclosure for securities available for sale follows:

		Fair Value Measurements at Reporting Date Using
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

2010
Securities available-for-sale	$783,772	$783,772	-	-

2009
Securities available-for-Sale	$1,793,866	$1,793,866	-	-