Form 10-Q
period 2011-03-31
CKX LANDS, INC.
filed 2011-05-13
CIK 352955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

CKX Lands, Inc.
Form 10-Q
For the Quarter ended March 31, 2011

Table of Contents

Page
Part I. Financial Information

Item 1. Financial Statements

a. Balance Sheets as of March 31, 2011 and December 31, 2010 (Unaudited)	1
b. Statements of Income for the three months ended March 31, 2011 and 2010 (Unaudited)	2
c. Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2011 and 2010 (Unaudited)	3
d. Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (Unaudited)	4
e. Notes to Financial Statements (Unaudited)	5-6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 4. Controls and Procedures	8

Part II. Other Information

Item 6. Exhibits	9

Signature	10

Part I – Financial Information

Item 1.	FINANCIAL STATEMENTS

CKX Lands, Inc.
Balance Sheets
March 31, 2011 and December 31, 2010
(Unaudited)

	2011	2010

Assets
Current Assets:
Cash and cash equivalents	$4,777,794	$5,182,316
Certificates of deposit	495,625	240,000
Accounts receivable	152,767	149,795
Prepaid expense and other assets	76,218	114,232
Total Current Assets	5,502,404	5,686,343
Securities available-for-sale	789,907	783,772
Certificates of deposit	--	250,000
Property and Equipment:
Building and equipment less accumulated depreciation of $74,415 and $72,794, respectively	15,572	17,193
Timber less accumulated depletion of $651,504 and $632,565, respectively	800,399	557,253
Land	3,522,990	3,192,491
Total Property and Equipment, net	4,338,961	3,766,937
Total Assets	$10,631,272	$10,487,052

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables and accrued expenses	$55,788	$58,520
Dividends Payable	135,975	--
Income tax payable:
Current	11,189	469
Deferred	3,667	--
Total Current Liabilities	206,619	58,989
Deferred income tax payable	181,818	181,818
Total Liabilities	$388,437	$240,807
Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	72,256	72,256
Retained earnings	10,539,751	10,543,924
Accumulated other comprehensive income	6,344	5,581
Less cost of treasury stock (157,505 shares)	(375,516)	(375,516)
Total stockholders’ equity	10,242,835	10,246,245
Total Liabilities and Stockholders’ Equity	$10,631,272	$10,487,052

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Statements of Income
Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Oil and gas	$295,779	$336,571
Agriculture	7,726	22,806
Timber	3,439	1,653
Total revenues	306,944	361,030
Costs and Expenses:
Oil and gas production	22,988	27,802
Agriculture	507	719
Timber	9,651	577
General and administrative	91,656	91,537
Depreciation and depletion	20,560	3,189
Total cost and expenses	145,362	123,824
Income from operations	161,582	237,206
Other Income / (Expense):
Interest income	10,193	9,688
Dividend income	4,863	12,208
Change in unrealized losses on securities available-for-sale	--	--
Gain/(Loss) on securities available-for-sale	--	--
Gain on sale of land and other assets	306	255
Net other income / (expense)	15,362	22,151
Income before income taxes	176,944	259,357
Federal and state income taxes:
Current	44,994	73,397
Deferred	148	1,397
Total income taxes	45,142	74,794
Net Income	$131,802	$184,563

Per Common Stock (1,942,495 shares):

Net Income	$0.07	$0.10

Dividends	$0.07	$0.07

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc. Statements of Changes in Stockholders’ Equity Three Months Ended March 31, 2011 and 2010 (Unaudited)

Three Months Ended March 31, 2011:
	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
December 31, 2010 Balance		$10,543,924	$5,581	$72,256	$375,516

Comprehensive income:
Net income	$131,802	131,802	--	--	--
Other comprehensive income:
Change in unrealized net holding gains occurring during period, net of taxes of $508	763
Other Comprehensive income, net of taxes	763	--	763	--	--
Total comprehensive income	$132,565
Dividends		(135,975)	--	--	--

March 31, 2011 Balance		$10,539,751	$6,344	$72,256	$375,516

Three Months Ended March 31, 2010:
	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
December 31, 2009 Balance		$10,170,940	$33,352	$72,256	$375,516

Comprehensive income:
Net income	$184,563	184,563	--	--	--
Other comprehensive income:
Change in unrealized net holding gains occurring during period, net of taxes of $23,866	35,798		35,798
Change in recognized unrealized loss on securities available for sale, net of taxes	--	--	--
Other Comprehensive income, net of taxes	35,798	--
Total comprehensive income	$220,361
Dividends		(135,975)	--	--	--

March 31, 2010 Balance		$10,219,528	$69,150	$72,256	$375,516

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Statements of Cash Flows
Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
Cash Flows From Operating Activities:
Net Income	$131,802	$184,563
Less non-cash (income) expenses included in net income:
Depreciation, depletion and amortization	20,560	3,190
Deferred income tax expense	148	1,397
Less non-operating activities:
Gain from sale of land and other assets	(306)	(255)
Change in operating assets and liabilities:
(Increase) decrease in current assets	(21,448)	(54,071)
Increase (decrease) in current liabilities	7,989	57,583
Net cash provided from operating activities	138,745	192,407

Cash Flows From Investing Activities:
Certificate of deposit
Purchases	(5,625)
Securities:
Sales proceeds	(4,864)	--
Purchases		(378,936)
Land, timber, equipment and other assets:
Sales proceeds	166	255
Purchases	(532,944)	(1,135)
Net cash provided from (used in) investing activities	(543,267)	(379,816)

Cash Flows From Financing Activities:
Dividends paid, net of refunds	--	--
Net cash used in financing activities		--

Net increase (decrease) in cash and cash equivalents	(404,522)	(187,409)

Cash and cash equivalents:
Beginning	5,182,316	3,977,106
Ending	$4,777,794	$3,789,697

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$--	$--
Income taxes	$--	$--

Supplemental schedule of non-cash investing and financing activities:
Net change in recognized and unrecognized unrealized gains (losses) on available-for-sale securities	$1,271	$59,664

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Notes to Financial Statements
March 31, 2011
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited financial statements of CKX Lands, Inc. (“Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  Except as described herein, there has been no material change in the information disclosed in the notes to the financial statements included in our financial statements as of and for the year ended December 31, 2010.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.

Interim results are not necessarily indicative of results for a full year.  These financial statements and accompanying notes included in this Form 10-Q should be read in conjunction with Company’s Form 10-K for the year ended December 31, 2010 and Form 10-Q for the quarterly period ended March 31, 2010.

Note 2.	Disclosures about Fair Value:

Securities available-for-sale and Certificate of Deposits (securities held to maturity) are valued at fair value.  The Company’s estimated fair value of securities is as follows.

	March 31, 2011
	Current		Non-Current		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Gain/(Loss)	Fair Value	Gain/(Loss)	Fair Value	Gain/(Loss)

Certificate of Deposits	$495,625	--	--	--	495,625	--
Mutual Funds	--	--	789,907	8,547	789,907	8,547
Equity Securities	--	--	--	--	--	--

Total	$495,625	--	789,907	8,547	1,285,532	8,547

	March 31, 2010
	Current		Non-Current		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Gain/(Loss)	Fair Value	Gain/(Loss)	Fair Value	Gain/(Loss)

Certificate of Deposits	$720,000	--	490,000	--	1,210,000	--
Mutual Funds	--	--	766,656	9,024	766,656	9,024
Equity Securities	--	--	1,215,810	104,201	1,215,810	104,201

Total	$720,000	--	2,472,466	113,225	3,192,466	113,225

CKX Lands, Inc.
Notes to Financial Statements
March 31, 2011
(Unaudited)

Fair value measurements disclosure for securities follows:

March 31, 2011
	Quoted Prices in Active	Significant Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Certificate of Deposit	$495,625	--	--

Mutual Funds	789,907	--	--

Equity Securities	$--	--	--

	March 31, 2010
	Quoted Prices in Active	Significant Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Certificate of Deposit	$1,210,000	--	--

Mutual Funds	766,656	--	--

Equity Securities	$1,215,810	--	--

Note 3:	Income taxes:

In accordance with generally accepted accounting principles, the Company has analyzed its filing positions in federal and state income tax returns for the tax years ending December 31, 2008 through 2010 that remain subject to examination.  The Company believes that all filing positions are highly certain and that all income tax filing positions and deductions would be sustained upon a taxing jurisdiction’s audit. Therefore, no reserve for uncertain tax positions is required.  No interest or penalties have been levied against the Company and none are anticipated.

Note 4:	Land and Timber Purchases:

During the first quarter of 2011, the Company purchased 2 parcels of land with standing timber for $592,750.  Approximately 320 acres were purchased for $330,665 and the standing timber was valued at $262,085 based on timber cruises.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue

Revenues for the first three months of 2011 decreased by $54,086 to $306,944 from 2010.

Oil and gas revenues decreased by $40,792 to $295,779 in 2011.  Oil and gas revenues consist of royalty, lease rental and geophysical revenue.  Royalty revenue decreased by $68,102 and lease rentals increased by $20,213 from 2010.  Geophysical revenues increased by $7,098 from 2010.

Gas production decreased by 2,477 MCF, and the average gas sales price per MCF decreased by 22.70% resulting in a decrease in gas revenue of $34,741. Revenue from oil production decreased by $29,040, due to an increase of 21.46% in the average barrel sales price and a decrease in production of approximately 797 barrels.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF.

	Three Months Ended 03/31/11	Three Months Ended 03/31/10
Net gas produced (MCF)	17,746	20,223
Average gas sales price (per MCF)(1)	$4.14	$5.35

Net oil produced (Bbl)(2)	1,903	2,700
Average oil sales price (per Bbl)(1,2)	$90.79	$74.75

Notes to above schedule:

(1) Before deduction of production and severance taxes.
(2) Excludes plant products.

Agriculture revenue decreased from $22,806 to $7,726 in 2011, primarily due to the timing of lease rental payments.

Timber revenue increased to $3,439 in 2011 from $1,653 in 2010.  The Company harvests timber for internal maintenance programs. Generally, timber prices have been depressed for the last several years and the Company has elected to only harvest timber for internal maintenance programs for age class timber and storm protection measures.

Costs and Expenses

Oil and gas production costs, primarily severance taxes, decreased by $4,814 in 2011. This decrease is directly related to lower oil and gas revenues.

Timber expenses increased by $9,074 in 2011 due to increased timber maintenance.

Depreciation and depletion increased by $17,370 in 2011, primarily due to timber depletion during the first quarter of 2011.

Financial Condition

Current assets, securities available for sale and non-current certificate of deposits totaled $6,292,311 and total liabilities equaled $388,437 at March 31, 2011.  Management believes existing cash and investments together with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions.

The Company declared another seven cents per common share during the quarter ended March 31, 2011, payable April 6, 2011. It is anticipated that the Company will be able to continue paying a seven cents per common share dividend each quarter.  From time to time, the Company may elect to pay an extra dividend.  In determining if an extra dividend will be declared, the Board of Directors will take into consideration the Company’s current liquidity and capital resources and the availability of suitable timberland that has mineral potential.

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

CKX Lands, Inc.

Date: May 12, 2011	/s/ Joseph K. Cooper Joseph K. Cooper President and Chief Executive Officer

Date: May 12, 2011	/s/ Brian R. Jones Brian R. Jones Treasurer and Chief Financial Officer