Form 10-Q
period 2011-06-30
CKX LANDS, INC.
filed 2011-08-12
CIK 352955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

(337) 493-2399
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,942,495

CKX Lands, Inc.
Form 10-Q
For the Quarter ended June 30, 2011

Table of Contents
		Page
Part I. Financial Information

Item 1.	Financial Statements

a.	Balance Sheets as of June 30, 2011 and December 31, 2010 (Unaudited)	1
b.	Statements of Income for the quarter and six months ended June 30, 2011 and 2010 (Unaudited)	2
c.	Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2011 and 2010 (Unaudited)	3
d.	Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (Unaudited)	4
e.	Notes to Financial Statements (Unaudited)	5-6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-8

Item 4.	Controls and Procedures	8

Part II. Other Information

Item 6.	Exhibits	9

	Signature	10

Part I – Financial Information

Item 1.	FINANCIAL STATEMENTS

CKX Lands, Inc.
Balance Sheets
June 30, 2011 and December 31, 2010
(Unaudited)

	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$4,582,288	$5,182,316
Certificates of deposit	495,625	240,000
Accounts receivable	172,528	149,795
Prepaid expense and other assets	139,517	114,232
Total current assets	5,389,958	5,686,343
Securities available for sale	799,044	783,772
Certificates of deposit	--	250,000
Property and equipment:
Building and equipment less accumulated depreciation of $76,321 and $72,794, respectively	13,666	17,193
Timber less accumulated depletion of $650,336 and $632,565, respectively	801,567	557,253
Land	3,522,989	3,192,491
Total property and equipment, net	4,338,222	3,766,937
Total assets	$10,527,224	$10,487,052
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables and accrued expenses	$49,230	$58,520
Income tax payable:
Current	--	469
Deferred	9,294	--
Total current liabilities	58,524	58,989
Noncurrent Liabilities:
Deferred income tax payable	181,818	181,818,
Total liabilities	240,342	240,807
Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	72,256	72,256
Retained earnings	10,581,080	10,543,924
Accumulated other comprehensive income	9,062	5,581
Less cost of treasury stock (157,505 shares)	(375,516)	(375,516)
Total stockholders’ equity	10,286,882	10,246,245
Total liabilities and stockholders’ equity	$10,527,224	$10,487,052

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Statements of Income
Quarter and Six Months Ended June 30, 2011 and 2010
 (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Oil and gas	$338,834	$404,191	$634,613	$740,762
Agriculture	16,738	20,761	24,464	43,567
Timber	--	112,472	3,439	114,125
Total revenues	355,572	537,424	662,516	898,454
Costs and Expenses:
Oil and gas production	28,256	27,932	51,244	55,734
Agriculture	2,455	2,230	2,962	2,949
Timber	4,986	11,948	14,637	12,525
General and administrative	128,187	111,012	219,843	202,549
Depreciation and depletion	738	66,055	21,298	69,244
Total cost and expenses	164,622	219,177	309,984	343,001
Income from operations	190,950	318,247	352,532	555,453
Other Income / (Expense):
Interest income	10,276	8,706	20,469	18,394
Dividend income	4,664	13,089	9,527	25,297
Gain/(Loss) on securities available-for-sale	--	28,526	--	28,526
Gain on sale of land and other assets	--	--	306	255
Net other income / (expense)	14,940	50,321	30,302	72,472
Income before income taxes	205,890	368,568	382,834	627,925
Federal and state income taxes:
Current	54,537	117,151	99,531	190,548
Deferred	(12,575)	(16,727)	(12,427)	(15,330)
Total income taxes	41,962	100,424	87,104	175,218
Net Income	$163,928	$268,144	$295,730	$452,707

Per Common Stock (1,942,495 shares):

Net Income	$0.08	$0.14	$0.15	$0.23

Dividends	$0.07	$0.07	$0.14	$0.14

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc. Statements of Changes in Stockholders’ Equity Six Months Ended June 30, 2011 and 2010 (Unaudited)
Six Months Ended June 30, 2011:
	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
December 31, 2010 Balance		$10,543,924	5,581	72,256	375,516

Comprehensive Income:
Net income	$295,730	295,730	--	--	--
Other comprehensive income:
Change in unrealized net holding gains occurring during period, net of taxes of $2,321	3,481		3,481
Total comprehensive income	$299,211
Dividends		(271,949)
Dividend reversion		13,375	--	--	--

June 30, 2011 Balance		$10,581,080	9,062	72,256	375,516

Six Months Ended June 30, 2010:
	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
December 31, 2009 Balance		$10,170,940	33,352	72,256	375,516

Comprehensive Income:
Net income	$452,707	452,707	--	--	--
Other comprehensive income:
Change in unrealized net holding gains occurring during period, net of taxes of $33,541	(50,312)		(50,312)
Total comprehensive income	$402,395
Dividends		(271,949)	--	--	--

June 30, 2010 Balance		$10,351,698	(16,960)	72,256	375,516

The accompanying notes are an integral part of these financial statements

CKX Lands, Inc.
Statements of Cash Flows
Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
Cash Flows From Operating Activities:
Net Income	$295,730	$452,707
Less non-cash (income) expenses included in net income:
Depreciation, depletion and amortization	21,298	69,244
Deferred income tax expense	(12,427)	(15,330)
Less non-operating activities:
Unrealized (gain) loss on securities	--	(28,526)
Gain from sale of land and other assets	(306)	(255)
Change in operating assets and liabilities:
(Increase) decrease in current assets	(88,587)	(108,191)
Increase (decrease) in current liabilities	(9,290)	72,313
Net cash provided from operating activities	206,418	441,962

Cash Flows From Investing Activities:
Certificates of Deposit:
Maturity proceeds	--	240,000
Purchases	(5,625)	(250,000)
Securities:
Sales proceeds	--	153,359
Purchases	(9,470)	(308,111)
Proceeds from dissolution of partnership	--	255
Land, timber, equipment and other assets:
Sales proceeds	167	--
Purchases	(532,944)	(601,079)
Net cash provided from (used in) investing activities	(547,872)	(765,576)

Cash Flows From Financing Activities:
Dividends paid, net of reversion	(258,574)	(271,949)
Net cash used in financing activities	(258,574)	(271,949)

Net increase (decrease) in cash and cash equivalents	(600,028)	(595,563)

Cash and cash equivalents:
Beginning	5,182,316	3,977,106
Ending	$4,582,288	$3,381,543

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$--	$--
Income taxes	$112,160	$133,500

Supplemental schedule of non-cash investing and financing activities:
Net change in recognized and unrecognized unrealized gains (losses) on available-for-sale securities	$5,802	$(83,853)

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Notes to Financial Statements
June 30, 2011
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

Interim results are not necessarily indicative of results for a full year.  These financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2010 and Form 10-Q for the quarterly period ended June 30, 2010.

Note 2.	Disclosures About Fair Value:

Securities available for sale and certificate of deposits (securities held to maturity) are valued at fair value.  The Company’s estimated fair values of securities are as follows.

	June 30, 2010
	Current		Non-Current		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Gain/(Loss)	Fair Value	Gain/(Loss)	Fair Value	Gain/(Loss)

Certificate of Deposits	$495,625	--	--	--	495,625	--
Mutual Funds	--	--	799,044	13,078	799,044	13,078
Equity Securities	--	--	--	--	--	--

Total	$495,625	--	799,044	13,078	1,294,669	13,078

	June 30, 2010
	Current		Non-Current		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Gain/(Loss)	Fair Value	Gain/(Loss)	Fair Value	Gain/(Loss)

Certificate of Deposits	$480,000	--	490,000	--	970,000	--
Mutual Funds	--	--	771,720	10,009	771,720	10,009
Equity Securities	--	--	1,121,570	(40,302)	1,121,570	(40,302)

Total	$480,000	--	2,383,290	(30,293)	2,863,290	(30,293)

CKX Lands, Inc.
Notes to Financial Statements
June 30, 2011
(Unaudited)

Fair value measurements disclosure for securities is as follows.

June 30, 2011
	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Certificate of Deposit	$495,625	--	--

Mutual Funds	799,044	--	--

Equity Securities	$--	--	--

	June 30, 2010
	Quoted Prices in	Significant	Significant
	Active Markets for	Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)

Certificate of Deposit	$970,000	--	--

Mutual Funds	771,720	--	--

Equity Securities	$1,121,570	--	--

Note 3:	Income taxes:

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

Duringthe first quarter of 2011, the Company purchased 2 parcels of land with standing timber for $592,750.  Approximately 320 acres were purchased for $330,665 and the standing timber was valued at $262,085 based on timber cruises.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue

Revenues for the first six months of 2011 decreased by $235,938 from the revenues for the first six months of 2010 to $662,516.

Oil and gas revenues decreased by $106,149 to $634,613 in 2011.  Oil and gas revenues consists of royalty, lease rental and geophysical revenue.  Royalty revenue decreased by $35,142 and lease rentals decreased by $78,104 from 2010.  Geophysical revenues increased by $7,097 from 2010.

Gas production decreased by 837 MCF, and the average gas sales price per MCF decreased by 15.28% resulting in a decrease in gas revenue of $32,665. Revenue from oil production increase by $3,782, due to an increase of 29.94% in the average barrel sales price and a decrease in production of approximately 1,196 barrels.  Revernues from plant products decreased by 6,259 from 2010 revenue.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF.

	Six Months Ended 06/30/11	Six Months Ended 06/30/10
Net gas produced (MCF)	32,665	33,502
Average gas sales price (per MCF)(1)	$4.74	$5.59

Net oil produced (Bbl)(2)	4,064	5,259
Average oil sales price (per Bbl)(1,2)	$100.05	$77.00

Notes to above schedule:
(1) Before deduction of production and severance taxes.
(2) Excludes plant products.

Timber revenue decreased from $114,125 to 3,439 in 2011.  During the second quarter of 2010, the Company harvested timber for internal maintenance programs which was not performed in 2011. Generally, timber prices have been depressed for the last several years and the Company has elected to only harvest timber for internal maintenance programs for age class timber and storm protection measures.

Agriculture revenue decreased from $43,567 to 24,464 in 2011, primarily due to non-renewal of one sugarcane related lease.

Costs and Expenses

Oil and gas production costs, primarily severance taxes, decreased by $4,490 in 2011. This decrease is directly related to lower oil and gas revenues.

Timber expenses increased by $2,112 in 2011 due to a timber cruise mapping project.

General and administrative expenses increased by $17,294 primarily due to a one time public company compliance expense of $17,500.

Financial Condition

Current assets and securities available for sale totaled $6,189,002 and total liabilities equaled $240,342 at June 30, 2011.  Management believes existing cash and investments together with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions.

The Company declared and paid another seven cents per common share during the quarter ended June 30, 2011. It is anticipated that the Company will be able to continue paying a seven cents per common share dividend each quarter.  From time to time, the Company may elect to pay an extra dividend.  In determining if an extra dividend will be declared, the Board of Directors will take into consideration the Company’s current liquidity and capital resources and the availability of suitable timberland that has mineral potential.

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

Part II.  Other Information

Item 1 – 5.	Not Applicable

Item 6.	EXHIBITS

3.1	Restated/Articles of Incorporation of the Registrant are incorporated by reference to Exhibit (3)-1 to Form 10 filed April 29, 1981.

3.2	Amendment to Articles of Incorporation of the Registrant is incorporated by reference to Exhibit (3.2) to Form 10-K for year ended December 31, 2003.

3.3	By-Laws of the Registrant are incorporated by reference to Exhibit (3.3) to Form 10-K for year ended December 31, 2003.

10	Contract to Purchase and Sell approximately 3,495 acres in Cameron Parish, Louisiana effective July 3, 2007 is incorporated by reference to Exhibit (10) to Form 10-QSB filed August 13, 2007.

31.1	Certification of Joseph K. Cooper, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of Brian R. Jones, Treasurer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL
information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKX Lands, Inc.

Date: August 11, 2011	/s/Joseph K. Cooper
Joseph K. Cooper
President and Chief Executive Officer

Date: August 11, 2011	/s/ Brian R. Jones
Brian R. Jones
Treasurer and Chief Financial Officer