Form 10-Q
period 2011-09-30
CKX LANDS, INC.
filed 2011-11-10
CIK 352955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission File Number 1-31905

CKX Lands, Inc.
(Exact name of registrant as specified in its charter)

Louisiana	72-0144530
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

700 Pujo Street, Suite 200
Lake Charles, LA	70601
(Address of principal executive offices)	(Zip Code)

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

CKX Lands, Inc.
Form 10-Q
For the Quarter ended September 30, 2011

Table of Contents

Part I. Financial Information			Page

Item 1.		Financial Statements

	a.	Balance Sheets as of September 30, 2011 and December 31, 2010 (Unaudited)	1
	b.	Statements of Income for the quarter and nine months ended September 30, 2011 and 2010 (Unaudited)	2
	c.	Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2011 and 2010 (Unaudited)	3
	d.	Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (Unaudited)	4
	e.	Notes to Financial Statements (Unaudited)	5-6

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-8

Item 4.		Controls and Procedures	8

Part II. Other Information

Item 6.		Exhibits	9

		Signature	10

Part I – Financial Information

Item 1.	FINANCIAL STATEMENTS

CKX Lands, Inc.
Balance Sheets
September 30, 2011 and December 31, 2010
(Unaudited)

	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$4,933,135	$5,182,316
Certificates of deposit	735,625	240,000
Accounts receivable	235,539	149,795
Prepaid expense and other assets	125,026	114,232
Total current assets	6,029,325	5,686,343
Securities available for sale	--	783,772
Certificates of deposit	480,000	250,000
Property and equipment:
Building and equipment less accumulated depreciation of $78,257 and $72,794, respectively	12,380	17,193
Timber less accumulated depletion of $678,609 and $632,565, respectively	775,884	557,253
Land	3,526,288	3,192,491
Total property and equipment, net	4,314,552	3,766,937
Total assets	$10,823,877	$10,487,052

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables and accrued expenses	$68,855	$58,520
Income tax payable:
Current	85,972	469
Deferred	--	--
Total current liabilities	154,827	58,989
Noncurrent Liabilities:
Deferred income tax payable	181,818	181,818
Total liabilities	336,645	240,807
Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	72,256	72,256
Retained earnings	10,790,492	10,543,924
Accumulated other comprehensive income	--	5,581
Less cost of treasury stock (157,505 shares)	(375,516)	(375,516)
Total stockholders’ equity	10,487,232	10,246,245
Total liabilities and stockholders’ equity	$10,823,877	$10,487,052

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Statements of Income
Quarter and Nine Months Ended September 30, 2011 and 2010
 (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Oil and gas	$565,573	$287,867	$1,200,186	$1,028,629
Timber	83,193	18,717	86,632	132,842
Agriculture	22,124	26,408	46,588	69,975
Total revenues	670,890	332,992	1,333,406	1,231,446
Costs and Expenses:
Oil and gas	38,794	25,807	90,208	81,541
Timber	17,778	3,374	32,414	14,067
Agriculture	2,258	1,542	5,220	6,323
General and administrative	99,712	98,769	319,387	301,317
Depreciation and depletion	30,210	25,047	51,507	94,292
Total cost and expenses	188,752	154,539	498,736	497,540
Income from operations	482,138	178,453	834,670	733,906
Other Income / (Expense):
Interest income	9,817	9,797	30,286	28,190
Dividend income	3,854	10,403	13,381	35,700
Gain/(Loss) on securities available-for-sale	10,688	(42,341)	10,688	(13,814)
Gain on sale of land and other assets	--	--	306	255
Net other income / (expense)	24,359	(22,141)	54,661	50,331
Income before income taxes	506,497	156,312	889,331	784,237
Federal and state income taxes:
Current	160,247	32,199	259,779	222,747
Deferred	863	(2,579)	(11,565)	(17,909)
Total income taxes	161,110	29,620	248,214	204,838
Net Income	$345,387	$126,692	$641,117	$579,399

Per Common Stock (1,942,495 shares):

Net Income	$0.18	$0.07	$0.33	$0.30

Dividends	$0.07	$0.07	$0.21	$0.21

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2011 and 2010
(Unaudited)

Nine Months Ended September 30, 2011:
	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
December 31, 2010 Balance		$10,543,924	5,581	72,256	375,516

Comprehensive Income:
Net income	$641,117	641,117	--	--	--
Other comprehensive income:
Change in unrealized net holding gains occurring during period, net of taxes of $3,721	(5,581)		(5,581)
Total comprehensive income	$635,536
Dividends		(407,924)
Dividend reversion		13,375	--	--	--

September 30, 2011 Balance		$10,790,492	--	72,256	375,516

Nine Months Ended September 30, 2010:
	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
December 31, 2009 Balance		$10,170,940	33,352	72,256	375,516

Comprehensive Income:
Net income	$579,399	579,399	--	--	--
Other comprehensive income:
Change in unrealized net holding gains occurring during period, net of taxes of $38,610	57,915		57,915
Total comprehensive income	$637,314
Dividends		(407,924)	--	--	--

September 30, 2010 Balance		$10,342,415	91,267	72,256	375,516

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Statements of Cash Flows
Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
Cash Flows From Operating Activities:
Net Income	$641,117	$579,399
Less non-cash (income) expenses included in net income:
Depreciation, depletion and amortization	51,507	94,292
Deferred income tax expense	(11,565)	(17,909)
Less non-operating activities:
Unrealized (gain) loss on securities	--	--
(Gain) loss from securities sales	--	13,814
Gain from sale of land and other assets	(306)	(255)
Change in operating assets and liabilities:
(Increase) decrease in current assets	7,724	(12,880)
Increase (decrease) in current liabilities	11,551	19,945
Net cash provided from operating activities	700,028	676,406

Cash Flows From Investing Activities:
Certificates of Deposit:
Maturity proceeds	--	480,000
Purchases	(725,625)	(250,000)
Securities:
Sales proceeds	787,841	199,053
Purchases	(12,560)	(312,174)
Proceeds from dissolution of partnership	--	255
Land, timber, equipment and other assets:
Sales proceeds	167	--
Purchases	(604,483)	(601,079)
Net cash provided from (used in) investing activities	(554,660)	(483,945)

Cash Flows From Financing Activities:
Dividends paid, net of reversion	(394,549)	(407,924)
Net cash used in financing activities	(394,549)	(407,924)

Net increase (decrease) in cash and cash equivalents	(249,181)	(215,463)

Cash and cash equivalents:
Beginning	5,182,316	3,977,106
Ending	$4,933,135	$3,761,643

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$--	$--
Income taxes	$139,660	$212,500

Supplemental schedule of non-cash investing and financing activities:
Net change in recognized and unrecognized unrealized gains (losses) on available-for-sale securities	$(9,302)	$96,525

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Notes to Financial Statements
September 30, 2011
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

Interim results are not necessarily indicative of results for a full year.  These financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2010 and Form 10-Q for the quarterly period ended September 30, 2011.

Note 2.       Disclosures About Fair Value:

Securities available for sale and certificate of deposits (securities held to maturity) are valued at fair value.  The Company’s estimated fair values of securities are as follows.

	September 30, 2011
	Current		Non-Current		Total
	Fair Value	Unrealized Gain/(Loss)	Fair Value	Unrealized Gain/(Loss)	Fair Value	Unrealized Gain/(Loss)

Certificate of Deposits	$735,625	--	480,000	--	1,215,625	--
Mutual Funds	--	--	--	--	--	--
Equity Securities	--	--	--	--	--	--

Total	$735,625	--	480,000	--	1,215,625	--

	September 30, 2010
	Current		Non-Current		Total
	Fair Value	Unrealized Gain/(Loss)	Fair Value	Unrealized Gain/(Loss)	Fair Value	Unrealized Gain/(Loss)

Certificate of Deposits	$240,000	--	490,000	--	730,000	--
Mutual Funds	--	--	785,429	19,654	785,429	19,654
Equity Securities	--	--	1,204,269	130,432	1,204,269	130,432

Total	$240,000	--	2,479,698	150,086	2,719,698	150,086

CKX Lands, Inc.
Notes to Financial Statements
September 30, 2011
(Unaudited)

Fair value measurements disclosure for securities is as follows.

September 30, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificate of Deposit	$1,215,625	--	--

Mutual Funds	--	--	--

Equity Securities	$--	--	--

	September 30, 2010
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificate of Deposit	$730,000	--	--

Mutual Funds	785,429	--	--

Equity Securities	$1,204,269	--	--

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

Note 4:       Land and Timber Purchases:

During the first quarter of 2011, the Company purchased two parcels of land with standing timber for $592,750.  Approximately 320 acres were purchased for $330,665 and the standing timber was valued at $262,085 based on timber cruises.

Note 5:       Subsequent Event:

On October 7, 2011, the Company purchased eight separate tracts of land totaling approximately 800 acres, all of which are located in Beauregard Parish, Louisiana, for approximately $1,280,000.  Management has estimated that approximately $382,000 of standing timber exists on the acquired tracts at acquisition date.  The remainder of the purchase price, $898,000, was allocated to the land purchased.  The Company paid cash for the purchased tracts.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue

Revenues for the first nine months of 2011 increased by $101,960 from the revenues for the first nine months of 2010 to $1,333,406.

Oil and gas revenues increased by $171,557 to $1,200,186 in 2011.  Oil and gas revenues consists of royalty, lease rental and geophysical revenue.  Royalty revenue increased by $134,569 and lease rentals increased by $18,533 from 2010.  Geophysical revenues increased by $18,455 from 2010.

Gas production decreased by 1,058 MCF, and the average gas sales price per MCF decreased by 9.28% resulting in a decrease in gas revenue of $30,952. Revenue from oil production increased by $167,664, due to an increase of 53.14% in the average barrel sales price and a decrease in production of approximately 1,378 barrels.  Revenues from plant products decreased by $2,143 from 2010 revenues.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF.

	Nine Months Ended 09/30/11	Nine Months Ended 09/30/10
Net gas produced (MCF)	48,372	49,430
Average gas sales price (per MCF)(1)	$5.05	$5.57

Net oil produced (Bbl)(2)	7,279	8,657
Average oil sales price (per Bbl)(1,2)	$103.15	$67.36

Notes to above schedule:
(1) Before deduction of production and severance taxes.
(2) Excludes plant products.

Timber revenue decreased from $132,842 to $86,632 in 2011.  Generally, timber prices have been depressed for the last several years and the Company has elected to only harvest timber for internal maintenance programs for age class timber and storm protection measures.

Agriculture revenue decreased $23,387 to $46,588 in 2011, primarily due to lower farm rental rates.

Costs and Expenses

Oil and gas production costs, primarily severance taxes, increased by $8,667 in 2011. This increase is directly related to higher oil and gas revenues.

Timber expenses increased by $18,347 in 2011 due to a timber cruise mapping project and maintenance costs.

General and administrative expenses increased by $18,070 primarily due to a one time public company compliance expense of $17,500.

Financial Condition

Current assets and certificates of deposit non-current totaled $6,509,325 and total liabilities equaled $336,645 at September 30, 2011.  Management believes existing cash and investments together with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions.

The Company declared and paid another seven cents per common share during the quarter ended September 30, 2011. It is anticipated that the Company will be able to continue paying a seven cents per common share dividend each quarter.  From time to time, the Company may elect to pay an extra dividend.  In determining if an extra dividend will be declared, the Board of Directors will take into consideration the Company’s current liquidity and capital resources and the availability of suitable timberland that has mineral potential.

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

Part II.  Other Information

Item 1 – 5.	Not Applicable

Item 6.	EXHIBITS

3.1	Restated/Articles of Incorporation of the Registrant are incorporated by reference to Exhibit (3)-1 to Form 10 filed April 29, 1981.

3.2	Amendment to Articles of Incorporation of the Registrant is incorporated by reference to Exhibit (3.2) to Form 10-K for year ended December 31, 2003.

3.3	By-Laws of the Registrant are incorporated by reference to Exhibit (3.3) to Form 10-K for year ended December 31, 2003.

10.1	Contract to Purchase and Sell approximately 3,495 acres in Cameron Parish, Louisiana effective July 3, 2007 is incorporated by reference to Exhibit (10) to Form 10-QSB filed August 13, 2007.

10.2	Contract to purchase eight separate tracts of land, 800 acres, all of which are located in Beauregard Parish, Louisiana effective October 7, 2011.

31.1	Certification of Joseph K. Cooper, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of Brian R. Jones, Treasurer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKX Lands, Inc.

Date: November 10, 2011	/s/ Joseph K. Cooper
Joseph K. Cooper
President and Chief Executive Officer

Date: November 10, 2011	/s/ Brian R. Jones
Brian R. Jones
Treasurer and Chief Financial Officer