Form 10-K
period 2011-12-31
CKX LANDS, INC.
filed 2012-03-22
CIK 352955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 1-31905
CKX Lands, Inc.
(Exact name of registrant as specified in its Charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-0144530 (I.R.S. Employer Identification Number)

700 Pujo Street Lake Charles, LA	70601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (337) 493-2399

Securities registered pursuant to Section 12(b) of the Act:

Common Stock with no par value	NYSE Amex
Title of each class	Name of each exchange on which registered

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).       YES ☐  NO ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2011 was $19,091,633 based on the last reported sales price of the Common Stock.

The number of shares of the registrant’s Common Stock outstanding as of March 22, 2012, was 1,942,495.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement prepared in connection with the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

PART I

Item 1.	BUSINESS

General Description

CKX Lands, Inc. is a Louisiana corporation organized in 1930 as Calcasieu Real Estate & Oil Co., Inc., to receive non-producing mineral royalties spun off by a Southwest Louisiana bank.  Over the years, as some of the royalties yielded oil and gas income, the Company used the proceeds to purchase land.  On May 17, 2005, the Company changed its name from Calcasieu Real Estate & Oil Co., Inc. to CKX Lands, Inc.  The primary reason for the change was to help clarify that the Company is not directly involved in oil and gas exploration or operations.  As used herein, the “Company” or “CKX” refers to CKX Lands, Inc.

The Company’s shares are listed on the NYSE Amex (previously known as American Stock Exchange), under the symbol CKX.  As of March 22, 2012, there were 1,942,495 shares outstanding.  The Company had a common equity public float of less than $75 million as of the last business day of the second fiscal quarter.   Consequently, the Company is a small reporting company under the Securities Exchange Commission regulations.

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

Oil and gas royalties are paid by the operators who own the wells.  Timber income is paid by the highest bidder of the timber.  There are several mills in the immediate area that compete for timber.  All of the agriculture income comes from tenants who pay annual cash rents.  The prices paid for oil, gas and timber depend on national and international market conditions.  Oil and gas revenues were 90.80% of the Company’s total revenues in 2011 and 84.13% in 2010.

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

Customers

The Company’s customers are those who have mineral leases on the Company’s property or purchase the timber in competitive bids or execute farming leases.  The largest customers are the oil and gas operators under the mineral leases.  During 2011, the Company received approximately 16.7% of its total revenues from Gulfmark Energy, 15.5% from Swift Energy Operating LLC, 12.7% from Riceland Petroleum Company, 6.5% from      Kaiser-Francis Oil Company, and 6.1% from Cox & Perkins Exploration, Inc.  Termination of cash receipts from any of these customers or underlying production would have a material adverse effect on the Company.

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

The Company owns a total of 12,505 net acres in the Louisiana Parishes of Allen, Beauregard, Calcasieu, Cameron, Jefferson Davis, LaFourche, Sabine, St. Landry and Vermilion.  Most of the acreage is in Southwest Louisiana.  Much of this land is owned in indivision.  Ownership is as follows:

2011
100.000%	Ownership	5,723 acres
40.000%	Ownership of 1,579 acres with Walker Louisiana Properties	632 acres
50.000%	Ownership of 443 acres with Prairie Land Company	221 acres
16.667%	Ownership of 35,575 acres comprising Walker Louisiana Properties	5,929 acres

Of the total 12,505 net acres owned by CKX, timberland comprises 9,117 acres, 2,251 acres are agricultural land, 943 acres are marsh land and 194 acres are future subdivision land.

The table below shows, for the years ended December 31, 2011 and December 31, 2010, the Company’s net gas produced in thousands of cubic feet (MCF), net oil produced in barrels (Bbl), and average sales prices relating to oil and gas attributable to the royalty interests of the Company.

	Year Ended 12/31/11	Year Ended 12/31/10
Net gas produced (MCF)	63,725	70,673
Average gas sales price (per MCF)(1)	$5.08	$5.11

Net oil produced (Bbl)(2)	10,909	11,015
Average oil sales price (per Bbl)(1,2)	$104.73	$69.59

Notes to above schedule:

(1) Before deduction of production and severance taxes.
(2) Excludes plant products.

Item 3.	LEGAL PROCEEDINGS

The Company was not involved in any legal proceedings as of December 31, 2011.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended December 31, 2011.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the NYSE Amex (previously known as American Stock Exchange) under the trading symbol CKX since its listing on December 8, 2003.  Prior to the listing there was no established public trading market for the Common Stock, and there had been only limited and sporadic trading in the Common Stock, principally among its shareholders.  On March 22, 2011, there were approximately 540 stockholders of record.  The Company believes that there are approximately 600 beneficial owners of its Common Stock.  There were no sales of unregistered securities of the Company and no purchases of equity securities of the Company during 2011 by the Company.  The following table sets forth the high and low sales prices for the Common Stock by quarter during 2011 and 2010.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Common stock price per share 2011	high	13.60	22.77	13.39	13.30
	low	11.52	10.75	10.53	10.25
Common stock price per share 2010	high	$13.66	13.35	12.25	12.65
	low	$11.35	10.50	9.70	10.50

The Company has paid cash dividends since 1990.  The Company is currently paying a quarterly dividend of 7¢ per share and intends to maintain quarterly dividends.  From time to time, the Company may elect to pay an extra dividend.  In determining if an extra dividend will be declared, the Board of Directors will take into consideration the Company’s current liquidity and capital resources and the availability of suitable timberland that has mineral potential.  The Company did not pay an extra dividend to shareholders in 2011 or 2010.  A summary of cash dividends is set forth in the table below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Total
Cash Dividend per Share
2011	$0.07	0.07	0.07	0.07	0.28
2010	$0.07	0.07	0.07	0.07	0.28

Pursuant to a dividend reversion clause in the Company’s Articles of Incorporation, dividends not claimed within one year after a dividend becomes payable will expire and revert in full ownership to the Company and the Company’s obligation to pay such dividend will cease.  During 2011 and 2010, the Company received $13,375 and none, respectively, in dividend reversions.

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

CKX has small interests in 40 different oil and gas fields.  The size of the interest is determined by the Company’s net ownership in the acreage unit for the well.  CKX’s interests range from 0.0033% for the smallest to 7.62% for the largest.  As the Company does not own or operate the wells, it does not have access to any reserve information.

Eventually, the oil and gas under the Company’s current land holdings will be depleted.  The Company is constantly looking for additional land to be purchased in southwest Louisiana.  Preferably, the Company searches for timberland that has mineral potential.

Results of Operations

Fiscal Year 2011 Compared to Fiscal Year 2010

Revenues for 2011 were $1,984,914, an increase of 18.76% when compared with 2010 revenues of $1,671,354.

Oil and gas revenues increased by $396,083, or 28.17%, to $1,802,205 in 2011.  Oil and gas revenues consist of royalty, lease rental and geophysical revenue.  Royalty revenue increased by $371,894 or 31.89%, and lease rentals increased by $13,883 or 5.80%, from 2010.  Geophysical revenues increased by $10,306 or 1302.91%, from 2010.

Gas production decreased by 6,947 MCF, and the average gas sales price per MCF increased by 0.44% resulting in a decrease in gas revenue of $34,238.  Revenue from oil production, including plants, increased by $406,132, due to an decrease of 3.47% in the average barrel sales price and an increase in production of approximately 7,778 barrels.

The following five fields produced 57.42% and 62.01% of the Company’s oil and gas revenues in 2011 and 2010, respectively.  This following schedule shows the number of barrels of oil (Bbl Oil) and MCF of gas (MCF Gas) produced in 2011 and 2010.

	Bbl Oil		MCF Gas
Field	2011	2010	2011	2010
West Gordon	2,620	629	1,535	6
South Bear Head Creek	2,376	3,421	7,357	2,233
South Jennings	1,138	1,623	18,131	19,019
South Gordon	986	1,320	1,347	7,693
South Lake Charles	880	1,016	8,630	9,766

From review of the limited information provided by the field operators, it appears field production increases were due to reworking or recompleting existing wells.  Field production decreases were due to expected depletion.

In 2011, the Company was a lessor in 10 new mineral leases covering a total of 1,040 gross acres.  The Company’s net acres leased in 2011 were 225 acres.  The new leased acres are located in three different Parishes and Gonzales County, Texas.

During 2011, the Company saw a steady increase in oil and gas leasing activity as compared to 2010.  We believe this change was due to increases in oil prices and a decreased focus on the Haynesville shale play in northwest Louisiana.

Timber income decreased by $65,859 to $100,385, a decrease of 39.62% from 2010.  The decrease was a attributable to a depressed timber due to the weak housing market coupled with lower volume sales.  Due to the Company performing its internal maintenance programs for age class timber and storm protection measures, the Company sales a fluctuating minimal timber volume each year regardless of market conditions.

Agriculture income decreased by $16,664 or 16.83%.  There were no significant changes in our agriculture operations during 2011.

Outlook for Fiscal Year 2012

The Company continues to actively search for lands that meet our criteria of timberland with mineral potential.  During 2011, the Company noted an increase in the available timberland for sale at reasonable fair values.  We believe that the current national economy condition, primarily a slowdown in construction, has caused the increase and we look for 2012 to provide us with continued opportunities to purchase land.  In October, 2011, the Company purchased 800 net acres with standing timber.

Currently, there are 22 non-producing mineral leases covering approximately 2,078 gross acres, or 714 net acres.  The Company believes that some of these leases will be drilled and production discovered as oil and gas prices are projected to increase as the national economy improves.

The Company expects timber prices to remain depressed in 2012 due to a continued weak housing market.  We do expect timber revenue to remain flat as we perform our maintenance programs during 2012.

We are unaware of any changing trends in our agriculture operations and expect agriculture income to remain flat in 2012.

Liquidity and Capital Resources

The Company’s current assets and securities available-for-sale totaled $4,917,578 and total liabilities equaled $333,052 at December 31, 2011.  Additional sources of liquidity include the Company’s certificates of deposits and an available bank line of credit for $1,000,000.

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

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

When land is purchased with standing timber, the cost is divided between land and timber based on timber cruises contracted by the Company.  Reforestation costs are capitalized and added to the timber asset account.  The timber asset is depleted when the timber is sold based on the percentage of the timber sold from a particular tract applied to the amount capitalized for timber for that tract.

Forward Looking Statements

Certain matters contained in this report are forward-looking statements including, without limitation, the information contained under the heading “Outlook for Fiscal Year 2012” in Item 7 of this report.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Unless legally required, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Additional information may be obtained by reviewing the information set forth below under “Significant Risk Factors” and information contained in the Company’s reports periodically with the SEC.

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

Commodity Prices

All of the Company’s operating income comes from the sale of commodities produced from its real estate: oil and gas, forest products, and agriculture products.  Fluctuations in these commodity prices will directly impact net income.  In 2011, average gas prices paid to the Company were 0.44 % higher than the average in 2010, and average oil prices, including plants, were lower in 2011 than in 2010, by 3.47%.  If the average oil and gas prices in 2011 reverted to the 2010 averages, income before income tax would have increased by approximately 3.05%.

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

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

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

Due to the Company’s management inability to assess Walker Louisiana Properties’ ICFR and lack of compensating controls, management has assessed the Company’s ICFR as ineffective as of December 31, 2011. The Company owns a one-sixth interest in WLP and WLP’s activities are material to the Company.  WLP prepares cash basis interim financial statements and audited GAAP basis financial statements at year end.  At report date, we have not identified a plan or process to remediate the ineffectiveness of the ICFR.

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

During the quarter ending December 31, 2011, the Company’s Management followed the COSO Internal Control over Financial Reporting – Guidance for Smaller Public Companies Integrated Framework (2006) when assessing the ICFR.  During the quarter ending December 31, 2011, there have been no changes in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Executive officers of Registrant are as follows:

Name	Age	Position with Registrant

Joseph K. Cooper	68	President, Chief Executive Officer and Director

Brian R. Jones	51	Treasurer, Chief Financial Officer and Director

Charles D. Viccellio	78	Vice President, Secretary and Director

The occupations of such executive officers during the last five years and other principal affiliations are:

Name	Occupations

Joseph K. Cooper	President and Chief Executive Officer of CKX Lands, Inc. since 2008 and 2009, respectively; Manager of Walker Louisiana Properties, Vice President and Operations Manager of Prairie Land Co.

Brian R. Jones	Treasurer and Chief Financial Officer of CKX Lands, Inc. since December 1, 2006; Managing member of Brian R. Jones CPA, LLC.

Charles D. Viccellio	Vice-President and Secretary of the Company since 1997 and Director of the Company since 1996; Attorney in the law firm of Stockwell, Sievert, Viccellio, Clements & Shaddock, LLP.

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

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2012.

CKX LANDS, INC.

By:	/s/ Brian R. Jones
Name:	Brian R. Jones
Title:	Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated with regard to CKX Lands, Inc. on March 22, 2012.

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

[MCELROY, QUIRK & BURCH LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:
The Board of Directors, and
Stockholders of CKX Lands, Inc.
Lake Charles, Louisiana

We have audited the accompanying balance sheets of CKX Lands, Inc. as of December 31, 2011 and 2010, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two year period ended December 31, 2011.  CKX Lands, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CKX Lands, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/McElroy, Quirk & Burch
Lake Charles, Louisiana
March 22, 2012

CKX Lands, Inc.

Balance Sheets
December 31, 2011 and 2010

	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$4,124,908	$5,182,316
Certificates of deposit	495,625	240,000
Accounts receivable	276,217	149,795
Prepaid expense and other assets	20,828	114,232
Total current assets	4,917,578	5,686,343
Securities available-for-sale	--	783,772
Certificates of deposit	480,000	250,000
Property and equipment:
Building and equipment less accumulated depreciation of $70,818 and $72,794, respectively	19,614	17,193
Timber less accumulated depletion of $691,436 and $632,565, respectively	1,146,743	557,253
Land	4,431,034	3,192,491
Total property and equipment, net	5,597,391	3,766,937
Total assets	$10,994,969	$10,487,052

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables and accrued expenses	$58,662	$58,520
Income tax payable:
Current	87,419	469
Deferred	5,153	--
Total current liabilities	151,234	58,989
Deferred income tax payable	181,818	181,818
Total liabilities	333,052	240,807
Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	72,256	72,256
Retained earnings	10,965,177	10,543,924
Accumulated other comprehensive income	--	5,581
Less cost of treasury stock (157,505 shares)	(375,516)	(375,516)
Total stockholders’ equity	10,661,917	10,246,245
Total liabilities and stockholders’ equity	$10,994,969	$10,487,052

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Income
Years Ended December 31, 2011 and 2010

	2011	2010
Revenues:
Oil and gas	$1,802,205	$1,406,122
Agriculture	82,324	98,988
Timber	100,385	166,244
Total revenues	1,984,914	1,671,354
Costs and Expenses:
Oil and gas production	138,801	105,489
Agriculture	8,697	8,829
Timber	43,097	23,184
General and administrative	417,301	411,015
Depreciation and depletion	66,337	63,941
Total cost and expenses	674,233	612,458
Income from operations	1,310,681	1,058,896
Other Income / (Expense):
Interest income	41,944	39,307
Dividend income	13,323	41,774
Change in unrealized losses on securities available-for-sale	--	--
Gain / (loss) on sale of securities available-for-sale	10,688	155,553
Gain on sale of land and other assets	76	255
Net other income	66,031	236,889
Income before income taxes	1,376,712	1,295,785
Federal and State Income Taxes:
Current	418,724	384,421
Deferred	6,211	(5,519)
Total federal and state income taxes	424,935	378,902
Net income	$951,777	$916,883

Per Common Stock (1,942,495 shares):
Net income	$0.49	$0.47
Dividends	$0.28	$0.28

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Changes in Stockholders’ Equity
Years ended December 31, 2011 and 2010

	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
December 31, 2009 Balance		$10,170,940	$33,352	$72,256	$375,516

Comprehensive income:
Net income	$916,883	916,883	--	--	--
Other comprehensive income:
Change in unrealized net holdings gains occurring during period, net of taxes of $ 478	717
Change in recognized unrealized loss on securities available for sale, net of taxes of $ (18,992)	(28,488)
Other Comprehensive income, net of taxes	(27,771)	--	(27,771)	--	--
Total comprehensive income	$889,112		--	--	--
Dividends Paid		(543,899)	--	--	--
December 31, 2010 Balance		$10,543,924	$5,581	$72,256	$375,516

Comprehensive income:
Net income	$951,777	951,777	--	--	--
Other comprehensive income:
Change in unrealized net holdings gains occurring during period, net of taxes of $ 3,721	(5,581)
Other Comprehensive income, net of taxes	(5,581)	--	(5,581)	--	--
Total comprehensive income	$946,196		--	--	--
Dividends Paid		(543,899)	--	--	--
Dividends Reversion		13,375
December 31, 2011 Balance		$10,965,177	$--	$72,256	$375,516

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Cash Flows
Years Ended December 31, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net income	$951,777	$916,883
Less non-cash (income) expenses included in net income:
Depreciation and depletion	66,337	63,941
Deferred income tax expense	6,211	(5,519)
Less non-operating activities:
Gain from sales of securities available-for-sale	(10,688)	(155,553)
Gain from sale of land and other assets	(306)	(255)
Change in operating assets and liabilities:
(Increase) decrease in current assets	(4,930)	(57,323)
Increase (decrease) in current liabilities	142	12,395
Net cash provided from operating activities	1,008,543	774,569

Cash flows from investing activities:
Certificate of deposits:
Proceeds	240,000	720,000
Purchase	(725,625)	(250,000)
Securities available-for-sale:
Proceeds	799,743	1,442,618
Purchases	(12,560)	(323,256)
Building, equipment and other assets:
Proceeds	--	255
Purchases	(9,887)	(10,016)
Timber:
Proceeds	--	--
Purchases	(648,361)	(264,096)
Land:
Proceeds	333	--
Purchases and improvements	(1,179,070)	(340,965)
Net cash provided from (used in) investing activities	(1,535,427)	974,540

Cash flows from financing activities:
Dividends paid	(543,899)	(543,899)
Dividend reversions	13,375	--
Net cash used in financing activities	(530,524)	(543,899)

Net increase (decrease) in cash and cash equivalents	(1,057,408)	1,205,210
Cash and cash equivalents:
Beginning	5,182,316	3,977,106
Ending	$4,124,908	$5,182,316

Supplemental disclosures of cash flow information
Cash payments for:
Interest	$--	$--
Income taxes	$297,160	$395,000

Supplemental schedule of noncash investing and financing activities
Net change in unrealized and realized gains on available-for-sale securities, net of taxes	$(9,302)	$(27,771)

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Notes to Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business:

The Company’s business is the ownership and management of land.  The primary activities consist of leasing its properties for minerals (oil and gas) and agriculture and raising timber.

Significant accounting policies:

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

Certificate of deposits:

Certificates of deposit have maturities greater than three months when purchased, in amounts not greater than $250,000 and no more than one certificate issued per financial institution.  All certificates of deposit are held until maturity and recorded at amortized cost which approximates fair value.  Certificates of deposit mature through 2013.

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

CKX Lands, Inc.
Notes to Financial Statements (continued)

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
Notes to Financial Statements (continued)

Note 2.	Securities Available-for-Sale

Debt and equity securities have been classified in the balance sheet according to management’s intent in the noncurrent asset sections under the heading “securities available-for-sale”.  The carrying amount of securities and their approximate fair values at December 31, 2011 and 2010 follow:

	Gross Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
At December 31, 2011
Equity securities	-	-	-	-
Mutual Funds	$-	-	-	-
	$-	-	-	-

At December 31, 2010
Equity securities	-	-	-	-
Mutual Funds	$776,496	7,276	-	783,772
	$776,496	7,276	--	783,772

Gross realized gains and gross realized losses on sales of securities available-for-sale for the year ended December 31, 2011 and 2010 are presented below.

	Realized Gains	Realized Losses	Net Gains (Losses)
December 31, 2011
Equity securities	$--	--	--
Mutual Funds	$10,831	143	10,688

December 31, 2010
Equity securities	$216,831	67,472	149,360
Mutual Funds	$6,193	--	6,193

During the years ended December 31, 2011 and 2010, there were no available-for-sale securities with gross unrealized losses.

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

The Company has the intent and ability to retain its investments for a period of time sufficient to allow for anticipated recovery of fair value.

CKX Lands, Inc.
Notes to Financial Statements (continued)

Note 3.	Oil and Gas Leases

Results of oil and gas leasing activities for the year ending December 31, 2011 and 2010 are as follows:

	2011	2010
Gross revenues
Royalty interests	$1,537,876	$1,163,442
Working interests	129	2,670
Seismic and Lease Fees	264,200	240,010
	1,802,205	1,406,122
Production costs	138,801	105,490
Results before income tax expense	1,663,404	1,300,632
Estimated income tax expense (40%)	665,362	520,253
Results of operations from producing activities excluding corporate overhead	$998,042	$780,379

There were no major costs, with the exception of severance taxes, incurred in connection the Company's oil and gas leasing activities, which are located entirely within the United States, during the years ended December 31, 2011 and 2010.

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

Company’s royalty and working interests share of oil and gas, exclusive of plant products, produced from leased properties:

	2011	2010

Net gas produced (MCF)	70,105	72,353
Net oil produced (Bbl)	9,801	11,257

CKX Lands, Inc.
Notes to Financial Statements (continued)

Note 4.	Land and Timber Purchases:

During the first quarter of 2011, the Company purchased two parcels of land with standing timber for approximately $592,750.  Approximately 320 acres were purchased for $330,665 and the standing timber was estimated to be valued at $262,085 based on timber cruises.

During the fourth quarter of 2011, the Company purchased eight parcels of land with standing timber for approximately $1,280,000.  Approximately 800 acres were purchased for $898,000 and the standing timber was estimated to be valued at $382,000 based on timber cruises.

Note 5.	Income Taxes

The Company files federal and state income tax returns on a calendar year basis.

The net deferred tax liability in the accompanying balance sheets includes the following components at December 31, 2011 and 2010:

	2011		2010
	Current	Non-Current	Current	Non-Current

Deferred tax assets	$7,906	$--	$10,257	$--
Deferred tax liabilities	(5,153)	(181,818)	(2,989)	(181,818)
	$2,753	$(181,818)	$7,268	$(181,818)

Reconciliations between the United States Federal statutory income tax provision, using the statutory rate of 34%, and the Company’s provision for income taxes at December 31, 2011 and 2010 are as follows:

	2011	2010
Tax at statutory rates	$468,082	$440,567
Tax effect of the following:
Statutory depletion	(78,438)	(59,472)
Dividend exclusion	(3,171)	(10,287)
State income tax	32,844	30,574
Unrealized losses on securities available-for-sale	--	(16,143)
Other	(593)	(818)
	$418,724	$384,421

Deferred income taxes result from timing differences in the recognition of revenue and expenses for tax and financial statement purposes.  The effect of these timing differences at December 31, 2011 and 2010 is as follows:

	2011		2010
	Current	Non-Current	Current	Non-Current
Conversion of investment from tax cash basis to accrual basis for financial reporting	$2,753	--	$10,178	--
Unrealized net loss (gain) on marketable securities	--	--	(2,910)	--
Casualty loss	--	(121,239)	--	(121,239)
Deferred gain	--	(60,579)	--	(60,579)
	$2,753	(181,818)	$7,268	(181,818)

CKX Lands, Inc.
Notes to Financial Statements (continued)

Note 6.	Company Operations

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, agricultural and timber.  The Company’s reportable business segments are strategic business units that offer income from different products.  They are managed separately due to the unique aspects of each area.

Following is a summary of segmented operations information for 2011 and 2010:

	2011	2010
Revenues
Oil and Gas	$1,802,205	$1,406,122
Agricultural	82,324	98,988
Timber	100,385	166,244
Total	1,984,914	1,671,354
Cost and Expenses
Oil and Gas	138,801	105,490
Agricultural	12,834	11,708
Timber	101,968	80,693
Total	253,603	197,891
Income from Operations
Oil and Gas	1,663,404	1,300,632
Agricultural	69,490	87,280
Timber	(1,583)	85,551
Total	1,731,311	1,473,463
Other Income (Expense) before Income Taxes	(354,599)	(177,678)
Income before Income Taxes	1,376,712	1,295,785

Identifiable Assets, net of accumulated depreciation and depletion
Oil and Gas	--	--
Agricultural	--	--
Timber	1,146,743	557,253
General Corporate Assets	9,848,226	9,929,799
Total	10,994,969	10,487,052

Capital Expenditures
Oil and Gas	--	--
Agricultural	--	--
Timber	648,361	264,096
General Corporate Assets	1,188,957	350,981
Total	1,837,318	615,077

Depreciation and Depletion
Oil and Gas	--	--
Agricultural	4,137	2,879
Timber	58,871	57,509
General Corporate Assets	3,329	3,553
Total	$66,337	$63,941

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

CKX Lands, Inc.
Notes to Financial Statements (continued)

Revenue from five customers of the Company’s oil and gas segment represented approximately $301,000, $279,000, $228,000, $117,000, and $110,000 respectively, of the Company’s 2011 total revenue.  In 2010, five oil and gas segment customers represented approximately $122,000, $292,000, $221,000, $122,000 and $115,000 respectively, of the Company’s total revenue.

Note 7.	Line of Credit

The Company has available an unsecured line of credit in the amount of $1,000,000.  The balance on this line of credit was $-0- at December 31, 2011 and 2010.

Note 8.	Supplementary Income Statement Information

Taxes, other than income taxes, of $199,911 and $199,987, were charged to expense during 2011 and 2010, respectively.

Note 9.	Contingencies:

There are no material contingencies known to management.  The Company does not participate in off balance sheet arrangements.

Note 10.	Concentration of Credit Risk

The Company maintains its cash balances in one financial institution.  The amount on deposit in the financial institution is insured by the Federal Deposit Insurance Corporation up to $250,000.

Note 11.	Subsequent Events

On March 22, 2012, the Company’s Board of Directors declared a dividend of seven cents ($0.07) per common share to shareholders of record April 5, 2012 and payment date of April 19, 2012.

Note 12.	Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Class	Methods and/or Assumptions

Cash and cash equivalents:	Carrying value approximates fair value due to its readily convertible characteristic.

Certificate of Deposit:	Held until maturity and recorded at amortized cost.

Securities available-for-sale	Valued at fair value which equals quoted market price.

CKX Lands, Inc.
Notes to Financial Statements (continued)

The estimated fair value of the Company's financial instruments at December 31, 2011 and 2010 are as follows.

(Presented in thousands)	2011		2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$4,125	$4,125	$5,182	$5,182
Certificate of deposit – short term	496	496	240	240
Securities available-for-sale	--	--	776	784
Certificate of deposit – Long term	480	480	250	250
	$5,101	$5,101	$6,448	$6,456

Fair value measurements disclosure for securities available for sale follows:

		Fair Value Measurements at Reporting Date Using
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

2011
Securities available-for-sale	$--	$--	$--	$--

2010
Securities available-for-Sale (mutual funds)	$783,772	$783,772	$--	$--