Form 10-Q
period 2012-03-31
CKX LANDS, INC.
filed 2012-05-11
CIK 352955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

CKX Lands, Inc.
Form 10-Q
For the Quarter ended March 31, 2012

Table of Contents
		Page
Part I. Financial Information

Item 1.	Financial Statements

a.	Balance Sheets as of March 31, 2012 and December 31, 2011 (Unaudited)	1
b.	Statements of Income and Comprehensive Income for the Quarters ended March 31, 2012 and 2011 (Unaudited)	2
c.	Statements of Changes in Stockholders’ Equity for the Quarters ended March 31, 2012 and 2011 (Unaudited)	3
d.	Statements of Cash Flows for the Quarters ended March 31, 2012 and 2011 (Unaudited)	4
e.	Notes to Financial Statements (Unaudited)	5-6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-8

Item 4.	Controls and Procedures	8

Part II. Other Information

Item 6.	Exhibits	9

	Signature	10

Part I – Financial Information

Item 1.           FINANCIAL STATEMENTS

CKX Lands, Inc.
Balance Sheets
March 31, 2012 and December 31, 2011
(Unaudited)

	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$4,764,067	$4,124,908
1031 trust account – restricted	159,003	--
Certificates of deposit	501,384	495,625
Accounts receivable	307,522	276,217
Prepaid expense and other assets	75,763	20,828
Total current assets	5,807,739	4,917,578
Certificates of deposit	480,000	480,000
Property and equipment:
Building and equipment less accumulated depreciation of $72,490 and $70,818, respectively	17,942	19,614
Timber less accumulated depletion of $691,880 and $691,436, respectively	1,150,465	1,146,743
Land	4,396,034	4,431,034
Total property and equipment, net	5,564,441	5,597,391
Total assets	$11,852,180	$10,994,969

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables and accrued expenses	$98,676	$58,662
Dividends payable	135,974	--
Income tax payable:
Current	246,370	87,419
Deferred	2,028	5,153
Total current liabilities	483,048	151,234
Noncurrent Liabilities:
Deferred income tax payable	231,417	181,818
Total liabilities	714,465	333,052
Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	72,256	72,256
Retained earnings	11,440,975	10,965,177
Accumulated other comprehensive income	--	--
Less cost of treasury stock (157,505 shares)	(375,516)	(375,516)
Total stockholders’ equity	11,137,715	10,661,917
Total liabilities and stockholders’ equity	$11,852,180	$10,994,969

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Statements of Income and Comprehensive Income
Quarters Ended March 31, 2012 and 2011
 (Unaudited)

	Three Months Ended March 31
	2012	2011
Revenues:
Oil and gas	$904,642	$295,779
Agriculture	25,533	7,726
Timber	4,935	3,439
Total revenues	935,110	306,944
Costs and Expenses:
Oil and gas production	65,040	22,988
Agriculture	807	507
Timber	8,169	9,651
General and administrative	101,476	91,656
Depreciation and depletion	2,116	20,560
Total cost and expenses	177,608	145,362
Income from operations	757,502	161,582
Other Income / (Expense):
Interest income	538	10,193
Dividend income	--	4,863
Gain on sale of land and other assets	124,000	306
Net other income / (expense)	124,538	15,362
Income before income taxes	882,040	176,944
Federal and State Income Taxes:
Current	230,299	44,994
Deferred	39,969	148
Total income taxes	270,268	45,142
Net income	611,772	131,802
Other Comprehensive Income, Net of Taxes:
Change in unrealized net holding gains occurring during period, net of taxes of $508	--	763
Other comprehensive income	--	763
Comprehensive Income	$611,772	$132,565

Per Common Stock (1,942,495 shares):

Net Income	$0.32	$.07

Dividends	$.07	$.07

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Statements of Changes in Stockholders’ Equity
Quarters Ended March 31, 2012 and 2011
(Unaudited)

Quarter Ended March 31, 2012:
	Total	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
December 31, 2011 Balance	$10,661,917	10,965,177	--	72,256	375,516
Net income	611,772	611,772
Other comprehensive income	--		--
Dividends	(135,974)	(135,974)	--	--	--

March 31, 2012 Balance	$11,137,715	11,440,975	--	72,256	375,516

Quarter Ended March 31, 2011:
	Total	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
December 31, 2010 Balance	$10,246,245	10,543,924	5,581	72,256	375,516
Net income	131,802	131,802
Other comprehensive income	763		763
Dividends	(135,975)	(135,975)	--	--	--

March 31, 2011 Balance	$10,242,835	10,539,751	6,344	72,256	375,516

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Statements of Cash Flows
Quarters Ended March 31, 2012 and 2011
(Unaudited)

	2012	2011
Cash Flows From Operating Activities:
Net Income	$611,772	$131,802
Less non-cash (income) expenses included in net income:
Depreciation, depletion and amortization	2,116	20,560
Deferred income tax expense	39,969	148
Less non-operating activities:
Gain from sale of land and other assets	(124,000)	(306)
Change in operating assets and liabilities:
(Increase) decrease in current assets	79,716	(21,448)
Increase (decrease) in current liabilities	40,014	7,989
Net cash provided from operating activities	649,587	138,745

Cash Flows From Investing Activities:
Certificates of Deposit:
Maturity proceeds	255,625	--
Purchases	(261,384)	(5,625)
Securities:
Sales proceeds	--	(4,864)
Land, timber, equipment and other assets:
Sales proceeds	159,000	166
Purchases	(4,666)	(532,944)
Proceeds held in 1031 trust account	(159,003)
Net cash provided from (used in) investing activities	(10,428)	(543,267)

Cash Flows From Financing Activities:
Dividends paid	--	--
Net cash used in financing activities	--	--

Net increase (decrease) in cash and cash equivalents	639,159	(404,522)

Cash and cash equivalents:
Beginning	4,124,908	5,182,316
Ending	$4,764,067	$4,777,794

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$--	$--
Income taxes	$71,348	$--

Supplemental schedule of non-cash investing and financing activities:
Net change in recognized and unrecognized unrealized gains (losses) on available-for-sale securities	$--	$1,271

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Notes to Financial Statements
March 31, 2012
(Unaudited)

Note 1.      Basis of Presentation

The accompanying unaudited financial statements of CKX Lands, Inc. (“Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  Except as described herein, there has been no material change in the information disclosed in the notes to the financial statements included in our financial statements as of and for the year ended December 31, 2011.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.

Interim results are not necessarily indicative of results for a full year.  These financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2011 and Form 10-Q for the quarterly period ended March 31, 2011.

Note 2.       Recently Adopted Accounting Pronouncements

In 2012, we adopted Accounting Standards Update (ASU) 2011-05 which requires the presentation of the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements.  This update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.

Note 3.       Disclosures about Fair Value:

Securities available for sale and certificate of deposits (securities held to maturity) are valued at fair value.  The Company’s estimated fair values of securities are as follows.

	March 31, 2012
	Current		Non-Current		Total
	Fair Value	Unrealized Gain/(Loss)	Fair Value	Unrealized Gain/(Loss)	Fair Value	Unrealized Gain/(Loss)
Certificate of Deposits	$501,384	--	480,000	--	981,384	--
Mutual Funds	--	--	--	--	--	--
Total	$501,384	--	480,000	--	981,384	--

	March 31, 2011
	Current		Non-Current		Total
	Fair Value	Unrealized Gain/(Loss)	Fair Value	Unrealized Gain/(Loss)	Fair Value	Unrealized Gain/(Loss)

Certificate of Deposits	$495,625	--	--	--	495,625	--
Mutual Funds	--	--	789,907	8,547	789,907	8,547
Total	$495,625	--	789,907	8,547	1,285,532	8,547

CKX Lands, Inc.
Notes to Financial Statements
March 31, 2012
(Unaudited)

Fair value measurements disclosure for securities is as follows.

	March 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificate of Deposit	$981,384	--	--

Mutual Funds	$--	--	--

	March 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificate of Deposit	$495,625	--	--

Mutual Funds	$789,907	--	--

Note 4:       Income taxes:

In accordance with generally accepted accounting principles, the Company has analyzed its filing positions in federal and state income tax returns for the tax years ending December 31, 2008 through 2011 that remain subject to examination.  The Company believes that all filing positions are highly certain and that all income tax filing positions and deductions would be sustained upon a taxing jurisdiction’s audit. Therefore, no reserve for uncertain tax positions is required.  No interest or penalties have been levied against the Company and none are anticipated.

Note 5:       Land Sale

During the first quarter of 2012, the Company sold 80 acres of land for $160,000 and reported a gain of $124,000.  This transaction was structured as a “deferred exchange using a qualified intermediary” pursuant to Paragraph 1031 of the Internal Revenue Code (1031 Exchange) for income tax purposes. Due to the 1031 exchange, the gain of $124,000 is deferred for income tax purposes.  At March 31, 2012, the 1031 exchange has not been completed and $159,003 in net proceeds is held by the intermediary and restricted to use by the Company.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue

Revenues for the first three months of 2012 increased by $628,166 from the revenues for the first three months of 2011.  This change is presented by revenue source below:

	2012	2011	Increase / (Decrease)
Oil and Gas Revenues
Oil Royalties	$713,175	$172,791	$540,384
Gas Royalties	101,054	73,387	27,667
Plant Royalties	62,411	8,275	54,136
Lease rentals	28,001	34,229	(6,228)
Geophysical	--	7,097	(7,097)
Timber Revenue	4,935	3,439	1,496
Agriculture Revenue	25,534	7,726	17,808
Total Revenue	$935,110	$306,944	$628,166

Oil and gas revenues are reported to the Company by producers of the oil and gas wells.  The Company’s determination or calculation of the type, quantity and average prices are based on supporting royalty payment detail provided by the producer of the oil and gas wells.   Based on this information, the following schedule summarizes barrels and MCF produced and average price per barrel and per MCF.

	Three Months Ended 03/31/12	Three Months Ended 03/31/11
Net oil produced (Bbl)(2)	6,513	1,903
Average oil sales price (per Bbl)(1,2)	$109.51	$90.79

Net gas produced (MCF)	25,906	17,746
Average gas sales price (per MCF)(1)	$3.90	$4.14

Notes to above schedule:

(1) Before deduction of production and severance taxes.
(2) Excludes plant products.

Based on the producer provided information, the increase in oil and gas royalty revenues was due to new production being brought online in the quarter and the Company receiving royalty payments of approximately $426,000 from that new production.  The remainder of the increase was due to an increase in oil production of approximately 1,459 barrels (Bbl) from existing production and an increase in the average price per Bbl which was offset by a decline in metric cubic feet (MCF) of gas produced of 2,816 and a decrease in the average gas sales price.  Royalty revenue from plants, exclusive of the new production, increased by $7,820 over 2011 quarter.

Both lease rentals and geophysical revenues decreased from the 2011 amounts.  These revenues are not predictable.

Management believes that current oil and gas activity is driven by the current and forecasted commodity prices and demand for oil and gas.  Management believes that oil and gas activity which includes lease rentals and geophysical as well as oil and gas production will continue to be strong for the next six months.

Generally, timber prices have been depressed for the last several years and the Company has elected to only harvest timber for internal maintenance programs for age class timber and storm protection measures.  Timber revenues are generated from these maintenance programs and management does not see the timber market changing within the next 6 months.

Agriculture revenue increased by $17,808 from 2011.  This increase is due to the timing of farm rental payments which are recorded at the time of payment receipt.  Management does not expect any significant change to agriculture revenue over the next six months.

Costs and Expenses

Oil and gas production costs, primarily severance taxes, increased by $42,052 in 2012. This increase is directly related to higher oil and gas revenues.

Timber and agriculture expenses were relatively flat for the quarter.

General and administrative expenses increased by $9,907 primarily due to legal expenses incurred for routine corporate matters.

Financial Condition

Current assets less restricted cash and non-current certificates of deposit total $6,128,735 and total liabilities equaled $714,465 at March 31, 2012.  Management believes existing cash and investments together with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions.

The Company declared another seven cents per common share during the quarter ended March 31, 2012. It is anticipated that the Company will be able to continue paying a seven cents per common share dividend each quarter.  From time to time, the Company may elect to pay an extra dividend.  In determining if an extra dividend will be declared, the Board of Directors will take into consideration the Company’s current liquidity and capital resources and the availability of suitable timberland that has mineral potential.

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

CKX Lands, Inc.

Date: May 10, 2012	/s/ Joseph K. Cooper
Joseph K. Cooper
President and Chief Executive Officer

Date: May 10, 2012	/s/ Brian R. Jones
Brian R. Jones
Treasurer and Chief Financial Officer