Form 10-Q
period 2012-06-30
CKX LANDS, INC.
filed 2012-08-10
CIK 352955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

CKX Lands, Inc.
Form 10-Q
For the Quarter ended June 30, 2012

Table of Contents

		Page
Part I. Financial Information

Item 1.	Financial Statements

a.	Balance Sheets as of June 30, 2012 and December 31, 2011 (Unaudited)	1
b.	Statements of Income and Comprehensive Income for the quarter and six months ended June 30, 2012 and 2011 (Unaudited)	2
c.	Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2012 and 2011 (Unaudited)	3
d.	Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (Unaudited)	4
e.	Notes to Financial Statements (Unaudited)	5-6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-8

Item 4.	Controls and Procedures	8

Part II. Other Information

Item 6.	Exhibits	9

	Signature	10

Part I – Financial Information

Item 1.               FINANCIAL STATEMENTS

CKX Lands, Inc.
Balance Sheets
June 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$4,628,568	$4,124,908
1031 trust account	159,003	--
Certificates of deposit	501,384	495,625
Accounts receivable	219,774	276,217
Prepaid expense and other assets	109,060	20,828
Total current assets	5,617,789	4,917,578
Securities available for sale	--	--
Certificates of deposit	480,000	480,000
Property and equipment:
Building and equipment less accumulated depreciation of $74,162 and $70,818, respectively	16,270	19,614
Timber less accumulated depletion of $691,823 and $691,436, respectively	1,150,522	1,146,743
Land	4,396,034	4,431,034
Total property and equipment, net	5,562,826	5,597,391
Total assets	$11,660,615	$10,994,969

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables and accrued expenses	$54,435	$58,662
Income tax payable:
Current	--	87,419
Deferred	3,976	5,153
Total current liabilities	58,411	151,234
Deferred income tax payable	181,818	181,818
Total liabilities	240,229	333,052
Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	72,256	72,256
Retained earnings	11,723,646	10,965,177
Accumulated other comprehensive income	--	--
Less cost of treasury stock (157,505 shares)	(375,516)	(375,516)
Total stockholders’ equity	11,420,386	10,661,917
Total liabilities and stockholders’ equity	$11,660,615	$10,994,969

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Statements of Income and Comprehensive Income
Quarter and Six Months Ended June 30, 2012 and 2011
 (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Oil and gas	$520,682	$338,834	$1,425,324	$634,613
Agriculture	284,510	16,738	310,043	24,464
Timber	70	--	5,005	3,439
Total revenues	805,262	355,572	1,740,372	662,516
Costs and Expenses:
Oil and gas production	57,939	28,256	122,979	51,244
Agriculture	1,047	2,455	1,854	2,962
Timber	6,057	4,986	14,226	14,637
General and administrative	115,493	128,187	216,969	219,843
Depreciation and depletion	1,615	738	3,731	21,298
Total cost and expenses	182,151	164,622	359,759	309,984
Income from operations	623,111	190,950	1,380,613	352,532
Other Income / (Expense):
Interest income	4,706	10,276	5,244	20,469
Dividend income	55	4,664	55	9,527
Gain on sale of land and other assets	--	--	124,000	306
Net other income / (expense)	4,761	14,940	129,299	30,302
Income before income taxes	627,872	205,890	1,509,912	382,834
Federal and state income taxes:
Current	255,026	54,537	485,325	99,531
Deferred	(45,800)	(12,575)	(5,831)	(12,427)
Total income taxes	209,226	41,962	479,494	87,104
Net Income	418,646	163,928	1,030,418	295,730
Other Comprehensive Income, Net of Taxes:
Change in unrealized net holding gains occurring during period, net of taxes of $1,813 and $2,321, respectively for 2011	--	2,718	--	3,481
Other comprehensive income	--	2,718	--	3,481
Comprehensive Income	$418,646	$166,646	$1,030,418	$299,211

Per Common Stock (1,942,495 shares):
Net Income	$0.22	$0.08	$0.53	$0.15
Dividends	$0.07	$0.07	$0.14	$0.14

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2012 and 2011
(Unaudited)

Six Months Ended June 30, 2012:
	Total	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
December 31, 2011 Balance	$10,661,917	$10,965,177	$--	$72,256	$375,516
Net income	1,030,418	1,030,418	--	--	--
Other comprehensive income	--	--	--	--	--
Dividends	(271,949)	(271,949)	--	--	--
June 30, 2012 Balance	$11,420,386	$11,723,646	$--	$72,256	$375,516

Six Months Ended June 30, 2011:
	Total	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
December 31, 2010 Balance	$10,246,245	$10,543,924	$5,581	$72,256	$375,516
Net income	295,730	295,730	--	--	--
Other comprehensive income	3,481	--	3,481	--	--
Dividends	(271,949)	(271,949)	--	--	--
Dividend reversion	13,375	13,375	--	--	--

June 30, 2011 Balance	$10,286,882	$10,581,080	$9,062	$72,256	$375,516

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Statements of Cash Flows
Six Months Ended June 30, 2012 and 2011
(Unaudited)

	2012	2011
Cash Flows From Operating Activities:
Net Income	1,030,418	295,730
Less non-cash (income) expenses included in net income:
Depreciation, depletion and amortization	3,731	21,298
Deferred income tax expense	(5,831)	(12,427)
Less non-operating activities:
Gain from sale of land and other assets	(124,000)	(306)
Change in operating assets and liabilities:
Increase in current assets	(27,135)	(88,587)
Decrease in current liabilities	(91,646)	(9,290)
Net cash provided from operating activities	785,537	206,418

Cash Flows From Investing Activities:
Certificates of deposit:
Maturity proceeds	255,625	--
Purchases	(261,384)	(5,625)
Securities:
Purchases	--	(9,470)
Land, timber, equipment and other assets:
Sales proceeds	159,000	167
Purchases	(4,166)	(532,944)
Proceeds held in 1031 trust account	(159,003)	--
Net cash used in investing activities	(9,928)	(547,872)

Cash Flows From Financing Activities:
Dividends paid, net of reversion	(271,949)	(258,574)
Net cash used in financing activities	(271,949)	(258,574)
Net increase (decrease) in cash and cash equivalents	503,660	(600,028)

Cash and cash equivalents:
Beginning	4,124,908	5,182,316
Ending	4,628,568	4,582,288

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	--	--
Income taxes	606,641	112,160

Supplemental schedule of non-cash investing and financing activities:
Net change in recognized and unrecognized unrealized gains (losses) on available-for-sale securities	--	5,802

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Notes to Financial Statements
June 30, 2012
(Unaudited)

Note 1:      Basis of Presentation

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

Interim results are not necessarily indicative of results for a full year.  These financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2011 and Form 10-Q for the quarterly period ended June 30, 2011.

Note 2:      Recently Adopted Accounting Pronouncements

In 2012, we adopted Accounting Standards Update (ASU) 2011-05 which requires the presentation of the components of net income and other comprehensive income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.

Note 3:      Disclosures about Fair Value:

Securities available for sale and certificate of deposits (securities held to maturity) are valued at fair value.  The Company’s estimated fair values of securities are as follows.

	June 30, 2012
	Current		Non-Current		Total
	Fair Value	Unrealized Gain/(Loss)	Fair Value	Unrealized Gain/(Loss)	Fair Value	Unrealized Gain/(Loss)

Certificate of Deposits	$501,384	--	480,000	--	981,384	--
Mutual Funds	--	--	--	--	--	--
Equity Securities	--	--	--	--	--	--

Total	$501,384	--	480,000	--	981,384	--

	June 30, 2011
	Current		Non-Current		Total
	Fair Value	Unrealized Gain/(Loss)	Fair Value	Unrealized Gain/(Loss)	Fair Value	Unrealized Gain/(Loss)

Certificate of Deposits	$495,625	--	--	--	495,625	--
Mutual Funds	--	--	799,044	13,078	799,044	13,078
Equity Securities	--	--	--	--	--	--

Total	$495,625	--	799,044	13,078	1,294,669	13,078

CKX Lands, Inc.
Notes to Financial Statements
June 30, 2012
(Unaudited)

Fair value measurements disclosure for securities is as follows.

June 30, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificate of Deposit	$981,384	--	--

Mutual Funds	--	--	--

Equity Securities	$--	--	--

	June 30, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificate of Deposit	$495,625	--	--

Mutual Funds	799,044	--	--

Equity Securities	$--	--	--

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

Note 5:      Land Sale:

During the first quarter of 2012, the Company sold 80 acres of land for $160,000 and reported a gain of $124,000.  At March 31, 2012, this transaction was structured as a “deferred exchange using a qualified intermediary” pursuant to Paragraph 1031 of the Internal Revenue Code (1031 Exchange) for income tax purposes and as such the gain of $124,000 was deferred for income tax purposes.  During July, 2012, the Company determined that it would not be able to complete the 1031 Exchange and the $159,000 held by the intermediary was returned to the Company.  At June 30, 2012, the Company recorded the $124,000 gain as current for income tax purposes

Item 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue

Revenues for the first six months of 2012 increased by $1,077,856 from the revenues for the first six months of 2011 to $1,740,372.

Oil and gas revenues increased by $790,711 to $1,425,324 in 2012.  Oil and gas revenues consists of royalty, lease rental and geophysical revenue.  Royalty revenue increased by $767,816 and lease rentals decreased by $6,970 from 2011.  Geophysical revenues increased by $29,864 from 2011.

Gas production increased by 10,203 MCF, and the average gas sales price per MCF decreased by 26.80% resulting in a decrease in gas revenue of $5,944. Revenue from oil production increased by $684,365, due to an increase of 9.17% in the average barrel sales price and a increase in production of approximately 5,924 barrels.  Revenues from plant products increased by $89,395 from 2011 revenues.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF.

	Six Months Ended 06/30/12	Six Months Ended 06/30/11
Net gas produced (MCF)	42,868	32,665
Average gas sales price (per MCF)(1)	$3.47	$4.74

Net oil produced (Bbl)(2)	9,988	4,064
Average oil sales price (per Bbl)(1,2)	$109.22	$100.05

Notes to above schedule:

(1) Before deduction of production and severance taxes.
(2) Excludes plant products.

Timber revenue increased from $3,439 to $5,005 in 2012.  Generally, timber prices have been depressed for the last several years and the Company has elected to only harvest timber for internal maintenance programs for age class timber and storm protection measures.

Agriculture revenue increased from $24,464 to $310,042 in 2012, primarily due to a pipeline right of way fee.

Costs and Expenses

Oil and gas production costs, primarily severance taxes, increased by $71,735 in 2012 due to increased oil and gas revenues.

Other costs and expenses incurred for the six months ended December 31, 2012 were generally flat from 2011 reported amounts.

Financial Condition

Current assets less restricted cash and non-current certificates of deposit totaled $5,938,786 and total liabilities equaled $240,229 at June 30, 2012.  Management believes available cash and investments together with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions.

The Company declared and paid another seven cents per common share during the quarter ended June 30, 2012. It is anticipated that the Company will be able to continue paying a seven cents per common share dividend each quarter.  From time to time, the Company may elect to pay an extra dividend.  In determining if an extra dividend will be declared, the Board of Directors will take into consideration the Company’s current liquidity and capital resources and the availability of suitable timberland that has mineral potential.

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

CKX Lands, Inc.

Date: August 9, 2012	/s/ Joseph K. Cooper
Joseph K. Cooper
President and Chief Executive Officer

Date: August 9, 2012	/s/ Brian R. Jones
Brian R. Jones
Treasurer and Chief Financial Officer