Form 10-Q
period 2012-09-30
CKX LANDS, INC.
filed 2012-11-09
CIK 352955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

(337) 493-2399
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

CKX Lands, Inc.
Form 10-Q
For the Quarter ended September 30, 2012

Table of Contents
			Page
Part I.	Financial Information

Item 1.		Financial Statements

	a.	Balance Sheets as of September 30, 2012 and December 31, 2011 (Unaudited)	1
	b.	Statements of Income and Comprehensive Income for the quarter and nine months ended September 30, 2012 and 2011 (Unaudited)	2
	c.	Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2012 and 2011 (Unaudited)	3
	d.	Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (Unaudited)	4
	e.	Notes to Financial Statements (Unaudited)	5-6

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-8

Item 4.		Controls and Procedures	8

Part II.	Other Information

Item 6.		Exhibits	9

		Signature	10

Part I – Financial Information

Item 1.   FINANCIAL STATEMENTS

CKX Lands, Inc.
Balance Sheets
September 30, 2012 and December 31, 2011
(Unaudited)

	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$5,109,103	$4,124,908
Certificates of deposit	741,384	495,625
Accounts receivable	300,847	276,217
Prepaid expense and other assets	93,774	20,828
Total current assets	6,245,108	4,917,578
Certificates of deposit	--	480,000
Property and equipment:
Building and equipment less accumulated depreciation of $75,833 and $70,818, respectively	14,599	19,614
Timber less accumulated depletion of $694,929 and $691,436, respectively	1,241,425	1,146,743
Land	4,434,081	4,431,034
Total property and equipment, net	5,690,105	5,597,391
Total assets	$11,935,213	$10,994,969

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables and accrued expenses	$98,562	$58,662
Income tax payable:
Current	--	87,419
Deferred	5,153	5,153
Total current liabilities	103,715	151,234
Deferred income tax payable	181,818	181,818
Total liabilities	285,533	333,052
Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	72,256	72,256
Retained earnings	11,952,940	10,965,177
Accumulated other comprehensive income	--	--
Less cost of treasury stock (157,505 shares)	(375,516)	(375,516)
Total stockholders’ equity	11,649,680	10,661,917
Total liabilities and stockholders’ equity	$11,935,213	$10,994,969

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Statements of Income and Comprehensive Income
Quarter and Nine Months Ended September 30, 2012 and 2011
 (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Oil and gas	$676,782	$565,573	$2,102,106	$1,200,186
Agriculture	17,379	22,124	327,422	46,588
Timber	32,499	83,193	37,504	86,632
Total revenues	726,660	670,890	2,467,032	1,333,406
Costs and Expenses:
Oil and gas production	60,672	38,794	183,651	90,208
Agriculture	2,098	2,258	3,952	5,220
Timber	13,717	17,778	27,943	32,414
General and administrative	127,101	99,712	344,070	319,387
Depreciation and depletion	4,777	30,210	8,507	51,507
Total cost and expenses	208,365	188,752	568,123	498,736
Income from operations	518,295	482,138	1,898,909	834,670
Other Income / (Expense):
Interest income	4,712	9,817	10,010	30,286
Dividend income	--	3,854	--	13,381
Gain/(Loss) on securities available-for-sale		10,688		10,688
Gain on sale of land and other assets	--	--	124,000	306
Net other income / (expense)	4,712	24,359	134,010	54,661
Income before income taxes	523,007	506,497	2,032,919	889,331
Federal and state income taxes:
Current	162,848	160,247	648,173	259,779
Deferred	3,003	863	(2,828)	(11,565)
Total income taxes	165,851	161,110	645,345	248,214
Net Income	357,156	$345,387	1,387,574	641,117
Other Comprehensive Income, Net of Taxes:
Change in unrealized net holding gains occurring during period, net of taxes of $6,042 and $3,721, respectively for 2011	--	(9,062)	--	(5,581)
Other comprehensive income	--	(9,062	--	(5,581)
Comprehensive Income	$357,156	$336,325	$1,387,574	$635,536

Per Common Stock (1,942,495 shares):
Net Income	$0.18	$0.18	$0.71	$0.33
Dividends	$0.07	$0.07	$0.21	$0.21

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2012 and 2011
(Unaudited)

Nine Months Ended September 30, 2012:
	Total	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
December 31, 2011 Balance	$10,661,917	$10,965,177	$--	$72,256	$375,516
Net income	1,387,574	1,387,574	--	--	--
Other comprehensive income	--	--	--	--	--
Dividends	(407,924)	(407,924)	--	--	--
Dividend reversion	8,113	8,113	--	--	--
September 30, 2012 Balance	$11,649,680	$11,952,940	$--	$72,256	$375,516

Nine Months Ended September 30, 2011:
	Total	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
December 31, 2010 Balance	$10,246,245	$10,543,924	$5,581	$72,256	$375,516
Net income	641,117	641,117	--	--	--
Other comprehensive income	(5,581)	--	(5,581)	--	--
Dividends	(407,924)	(407,924)	--	--	--
Dividend reversion	13,375	13,375	--	--	--

September 30, 2011 Balance	$10,487,232	$10,790,492	$--	$72,256	$375,516

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Statements of Cash Flows
Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	2012	2011
Cash Flows From Operating Activities:
Net Income	$1,387,574	$641,117
Less non-cash (income) expenses included in net income:
Depreciation, depletion and amortization	8,507	51,507
Deferred income tax expense	(2,828)	(11,565)
Less non-operating activities:
Gain from sale of land and other assets	(124,000)	(306)
Change in operating assets and liabilities:
(Increase) decrease in current assets	(94,748)	7,724
Increase (decrease) in current liabilities	(47,519)	11,551
Net cash provided from operating activities	1,126,986	700,028

Cash Flows From Investing Activities:
Certificates of deposit:
Maturity proceeds	495,625	--
Purchases	(261,384)	(725,625)
Securities:
Sales proceeds		787,841
Purchases	--	(12,560)
Land, timber, equipment and other assets:
Sales proceeds	159,000	167
Purchases	(136,221)	(604,483)
Proceeds held in 1031 trust account	--	--
Net cash provided from (used in) investing activities	257,020	(554,660)

Cash Flows From Financing Activities:
Dividends paid, net of reversion	(399,811)	(394,549)
Net cash used in financing activities	(399,811)	(394,549)
Net increase (decrease) in cash and cash equivalents	984,195	(249,181)

Cash and cash equivalents:
Beginning	4,124,908	5,182,316
Ending	$5,109,103	$4,933,135

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$--	$--
Income taxes	$781,641	$139,660

Supplemental schedule of non-cash investing and financing activities:
Net change in recognized and unrecognized unrealized gains (losses) on available-for-sale securities	$--	$(9,302)

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Notes to Financial Statements
September 30, 2012
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

Interim results are not necessarily indicative of results for a full year.  These financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2011 and Form 10-Q for the quarter ended September 30, 2012.

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

	September 30, 2012
	Current		Non-Current		Total
	Fair Value	Unrealized Gain/(Loss)	Fair Value	Unrealized Gain/(Loss)	Fair Value	Unrealized Gain/(Loss)

Certificate of Deposits	$741,384	--	--	--	741,384	--
Mutual Funds	--	--	--	--	--	--
Equity Securities	--	--	--	--	--	--

Total	$741,384	--	--	--	741,384	--

	September 30, 2012
	Current		Non-Current		Total
	Fair Value	Unrealized Gain/(Loss)	Fair Value	Unrealized Gain/(Loss)	Fair Value	Unrealized Gain/(Loss)

Certificate of Deposits	$735,625	--	480,000	--	1,215,625	--
Mutual Funds	--	--	--	--	--	--
Equity Securities	--	--	--	--	--	--

Total	$735,625	--	480,000	--	1,215,625	--

CKX Lands, Inc.
Notes to Financial Statements
September 30, 2012
(Unaudited)

Fair value measurements disclosure for securities is as follows.

September 30, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificate of Deposit	$741,384	--	--

Mutual Funds	--	--	--

Equity Securities	$--	--	--

September 30, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Certificate of Deposit	$1,215,625	--	--

Mutual Funds	--	--	--

Equity Securities	$--	--	--

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

Note 5:       Land Sale:

During the first quarter of 2012, the Company sold 80 acres of land for $160,000 and reported a gain of $124,000.  At March 31, 2012, this transaction was structured as a “deferred exchange using a qualified intermediary” pursuant to Paragraph 1031 of the Internal Revenue Code (1031 Exchange) for income tax purposes and as such the gain of $124,000 was deferred for income tax purposes.  During July, 2012, the Company determined that it would not be able to complete the 1031 Exchange and the $159,000 held by the intermediary was returned to the Company.  At June 30, 2012, the Company recorded the $124,000 gain as current for income tax purposes.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue

Revenues for the first nine months of 2012 increased by $1,133,626 from the revenues for the first nine months of 2011 to $2,467,032.

Oil and gas revenues increased by $901,920 to $2,102,106 in 2012.  Oil and gas revenues consists of royalty, lease rental and geophysical revenue.  Royalty revenue increased by $928,662 and lease rentals decreased by $63,330 from 2011.  Geophysical revenues increased by $36,588 from 2011.

Gas production increased by 11,834 MCF, and the average gas sales price per MCF decreased by 33.92% resulting in a decrease in gas revenue of $43,523. Revenue from oil production increased by $849,949, due to an increase of 2.95% in the average barrel sales price and an increase in production of approximately 7,795 barrels.  Revenues from plant products increased by $122,237 from 2011 revenues.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF.

	Nine Months Ended 09/30/12	Nine Months Ended 09/30/11
Net gas produced (MCF)	60,205	48,372
Average gas sales price (per MCF)(1)	$3.34	$5.05

Net oil produced (Bbl)(2)	15,074	7,279

Average oil sales price (per Bbl)(1,2)	$106.20	$103.15

Notes to above schedule:

(1) Before deduction of production and severance taxes.
(2) Excludes plant products.

Timber revenue decreased from $86,632 to $37,503 in 2012.  Generally, timber prices have been depressed for the last several years and the Company has elected to only harvest timber for internal maintenance programs for age class timber and storm protection measures.

Agriculture revenue increased from $46,588 to $327,422 in 2012, primarily due to a pipeline right of way fee.

Costs and Expenses

Oil and gas production costs, primarily severance taxes, increased by $93,443 in 2012 due to increased oil and gas revenues.

General and administrative expenses increased in 2012 primarily due to increased property management fees related to staffing changes at WLP.

Other costs and expenses incurred for the nine months ended September 30, 2012 were generally flat from 2011 reported amounts.

Financial Condition

Current assets totaled $6,245,107 and total liabilities equaled $285,531 at September 30, 2012.  Management believes available cash and investments together with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions.

The Company declared and paid another seven cents per common share during the quarter ended September 30, 2012. It is anticipated that the Company will be able to continue paying a seven cents per common share dividend each quarter.  From time to time, the Company may elect to pay an extra dividend.  In determining if an extra dividend will be declared, the Board of Directors will take into consideration the Company’s current liquidity and capital resources and the availability of suitable timberland that has mineral potential.

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

Part II.  Other Information

Item 1 – 5.     Not Applicable

Item 6.   EXHIBITS

3.1	Restated/Articles of Incorporation of the Registrant are incorporated by reference to Exhibit (3)-1 to Form 10 filed April 29, 1981.

3.2	Amendment to Articles of Incorporation of the Registrant is incorporated by reference to Exhibit (3.2) to Form 10-K for year ended December 31, 2003.

3.3	By-Laws of the Registrant filed herewith

10	Contract to Purchase and Sell approximately 3,495 acres in Cameron Parish, Louisiana effective July 3, 2007 is incorporated by reference to Exhibit (10) to Form 10-QSB filed August 13, 2007.

31.1	Certification of Joseph K. Cooper, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of Brian R. Jones, Treasurer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

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

CKX Lands, Inc.

Date: November 8, 2012	/s/ Joseph K. Cooper
Joseph K. Cooper
President and Chief Executive Officer

Date: November 8, 2012	/s/ Brian R. Jones
Brian R. Jones
Treasurer and Chief Financial Officer