Form 10-K
period 2012-12-31
CKX LANDS, INC.
filed 2013-03-21
CIK 352955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to

Commission File Number 1-31905
CKX Lands, Inc.
(Exact name of registrant as specified in its Charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-0144530 (I.R.S. Employer Identification Number)

1424 Ryan Street, Suite A Lake Charles, LA (Address of principal executive offices)	70601 (Zip Code)

Registrant’s telephone number, including area code: (337) 493-2399

Securities registered pursuant to Section 12(b) of the Act:

Common Stock with no par value	NYSE Amex
Title of each class	Name of each exchange on which registered

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

Large accelerated	Accelerated	Non-accelerated filer	Smaller reporting company
filer ☐	filer ☐	☐	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☐      NO ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 29, 2012 was $21,308,830 based on the last reported sales price of the Common Stock.

The number of shares of the registrant’s Common Stock outstanding as of March 21, 2013, was 1,942,495.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement prepared in connection with the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

The Company’s shares are listed on the NYSE MKT (previously known as NYSE AMEX), under the symbol CKX.  As of March 21, 2013, there were 1,942,495 shares outstanding.  The Company had a common equity public float of less than $75 million as of the last business day of the second fiscal quarter.   Consequently, the Company is a small reporting company under the Securities Exchange Commission regulations.

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

The Company owns land and mineral interests and collects income through its ownership in the form of oil and gas royalties, agriculture rentals and timber sales.  The Company is not involved in the exploration or production of oil and gas nor does it actively farm its lands or manage its timber.  These activities are performed by others for royalties and management fees

CKX owns a 100% interest in 5,743 acres, 16.667% undivided interest in 35,575 acres, 40% undivided interest in 1,579 acres and 50% undivided interest in 443 acres resulting in an ownership of approximately 12,525 net acres.

CKX does not perform or cause to have performed oil and gas producing activities inasmuch as:  (1) we do not search for crude oil or natural gas in their natural states; (2) we do not acquire property for the purpose of exploration or the removing of oil and gas; and (3) we are not involved in construction, drilling and/or production activities necessary to retrieve oil and gas.

Oil and gas royalties are paid by the operators who own the wells.  Timber income is paid by the highest bidder of the timber.  There are several mills in the immediate area that compete for timber.  All of the agriculture income comes from tenants who pay annual cash rents.  The prices paid for oil, gas, timber and agriculture rentals depend on national and international market conditions.  Oil and gas revenues were 86.35% of the Company’s total revenues in 2012 and 90.80% in 2011.

The source of all raw materials for the Company is the land itself.  All oil and gas income will eventually deplete, but we have no access to this depletion information.  Timber income and agriculture income are renewable resources.

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

Customers

The Company’s customers are those who have mineral leases on the Company’s property or purchase the timber in competitive bids or execute farming and other surface leases.  The largest customers are the oil and gas operators under the mineral leases.  During 2012, the Company received approximately 48.50% of its total revenues from Gulfmark Energy, 9.06% from Swift Energy Operating LLC, and 6.01% from Riceland Petroleum Company.  Termination of cash receipts from any of these customers or underlying production would have a material adverse effect on the Company.

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

The Company owns a total of 12,525 net acres in the Louisiana Parishes of Allen, Beauregard, Calcasieu, Cameron, Jefferson Davis, LaFourche, Sabine, St. Landry and Vermilion.  Most of the acreage is in Southwest Louisiana.  Much of this land is owned in indivision.  Ownership is as follows:

		2012 (acres)
100.000%	Ownership of 5,743 acres	5,743
40.000%	Ownership of 1,579 acres	632
50.000%	Ownership of 443 acres	221
16.667%	Ownership of 35,575 acres	5,929

Of the total 12,525 net acres owned by CKX, timberland comprises 9,137 acres, 2,251 acres are agricultural land, 943 acres are marsh land and 194 acres are future subdivision land.

The table below shows, for the years ended December 31, 2012 and December 31, 2011, the Company’s net gas produced in thousands of cubic feet (MCF), net oil produced in barrels (Bbl), and average sales prices relating to oil and gas attributable to the royalty interests of the Company as reported by the various producers.

	Year Ended 12/31/12	Year Ended 12/31/11
Net gas produced (MCF)	92,791	63,725
Average gas sales price (per MCF)(1)	$2.84	$5.08

Net oil produced (Bbl)(2)	19,585	10,909
Average oil sales price (per Bbl)(1,2)	$105.51	$104.73

Notes to above schedule:

(1) Before deduction of severance taxes and other charges.
(2) Excludes plant products.

Item 3.	LEGAL PROCEEDINGS

The Company was not involved in any legal proceedings as of December 31, 2012.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended December 31, 2012.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the NYSE MKT (previously known as NYSE AMEX) under the trading symbol CKX since its listing on December 8, 2003.  Prior to the listing there was no established public trading market for the Common Stock, and there had been only limited and sporadic trading in the Common Stock, principally among its shareholders.  On March 21, 2013, there were approximately 520 stockholders of record.  The Company believes that there are approximately 570 beneficial owners of its Common Stock.  There were no sales of unregistered securities of the Company and no purchases of equity securities of the Company during 2012 by the Company.  The following table sets forth the high and low sales prices for the Common Stock by quarter during 2012 and 2011.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Common stock price per share 2012	high	13.58	14.96	19.35	14.30
	low	10.95	11.69	13.57	12.49
Common stock price per share 2011	high	13.60	22.77	13.39	13.30
	low	11.52	10.75	10.53	10.25

The Company has paid cash dividends since 1990.  The Company is currently paying a quarterly dividend of 7¢ per share and intends to maintain quarterly dividends.  From time to time, the Company may elect to pay an extra dividend.  In determining if an extra dividend will be declared, the Board of Directors will take into consideration the Company’s current liquidity and capital resources and the availability of suitable timberland that has mineral potential.  The Company did not pay an extra dividend to shareholders in 2012 or 2011.  A summary of cash dividends is set forth in the table below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Total

Cash Dividend per Share
2012	$0.07	0.07	0.07	0.07	0.28
2011	$0.07	0.07	0.07	0.07	0.28

Pursuant to a dividend reversion clause in the Company’s Articles of Incorporation, dividends not claimed within one year after a dividend becomes payable will expire and revert in full ownership to the Company and the Company’s obligation to pay such dividend will cease.  During 2012 and 2011, the Company received $8,113 and $13,375, respectively, in dividend reversions.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

CKX Lands, Inc. began operations in 1930 under the name Calcasieu Real Estate & Oil Co., Inc.  It was originally organized as a spin-off by a bank operating in Southwest Louisiana.  The purpose of the spin-off was to form an entity to hold non-producing minerals which regulatory authorities required the bank to charge off.  Over the years, as some of the mineral interests began producing, the Company used part of the proceeds to acquire land.  In 1990, the Company made its largest acquisition when it was one of four purchasers who bought a fifty percent undivided interest in approximately 35,575 acres in Southwest Louisiana.

Today most of the Company’s income is derived from mineral production on the land acquired over the years.  CKX receives income from seismic permits, mineral leases and royalty interest in any oil and gas production, agriculture rents, and timber sales.  Although CKX is active in the management of its land, CKX is passive in the production of these incomes in that CKX does not explore for oil and gas, operate wells, farm land, or plant and/or harvest timber.  All these income producing activities are performed by unrelated third parties.

The Company’s oil and gas income fluctuates as new oil and gas production is discovered on Company land and then ultimately depletes or becomes commercially uneconomical to produce.

CKX has small royalty interests in 39 different oil and gas fields.  The size of each royalty interest is determined by the Company’s net ownership in the acreage unit for the well.  CKX’s royalty interests range from 0.0033% for the smallest to 7.62% for the largest.  As the Company does not own or operate the wells, it does not have access to any reserve information.

Eventually, the oil and gas under the Company’s current land holdings will be depleted.  The Company is constantly looking for additional land to be purchased in southwest Louisiana.  Preferably, the Company searches for timberland that has mineral potential.

Results of Operations

Fiscal Year 2012 Compared to Fiscal Year 2011

Total revenues for 2012 were $3,262,987, an increase of 64.39% when compared with 2011 revenues of $1,984,914. Total revenue consists of oil and gas, agriculture and timber revenues.

Oil and gas revenues were 86.35% and 90.80% of total revenues for 2012 and 2011, respectively.  Oil and gas revenues consist of royalty revenue, lease rentals and geophysical revenue. During 2012 these revenues changed from 2011 as follows:

	2012	2011	$ Change	% Change
Royalty	$2,558,605	$1,538,006	$1,020,599	66.36%
Lease Rental	203,828	253,102	(49,274)	(19.47%)
Geophysical	55,173	11,097	44,076	397.19%
Total	$2,817,606	$1,802,205	$1,015,401	56.34%

During 2012, royalty revenues from gas production increased approximately 29,066 MCF, and the average gas sales price per MCF decreased by approximately $2.24 resulting in a decrease in gas revenue of $60,040.  Revenue from oil production, including plants, increased by $1,080,639.  This increase was due to the net effect of an increase of 0.74% in the average barrel sales price, not including plants, and an increase in production of approximately 8,676 barrels, not including plants, and an increase in plants revenue of $156,761.

The following three fields produced 56.76% of the Company’s oil and gas revenues in 2012.  The following table shows the number of barrels of oil (Bbl Oil) and MCF of gas (MCF Gas) produced from these fields.

Field	Bbl Oil	MCF Gas
Cowards Gully	6,715	43,202
South Bear Head Creek	5,681	8,817
South Jennings	975	19,990

Notes to above schedule:
(1)	Before deduction of severance taxes and other charges.
(2)	Excludes plant products.

In 2011, the following five fields produced 57.42% of the Company’s oil and gas revenues. The following table shows the number of barrels of oil (Bbl Oil) and MCF of gas (MCF Gas) produced from these fields.

Field	Bbl Oil	MCF Gas
West Gordon	2,620	1,535
South Bear Head Creek	2,376	7,357
South Jennings	1,138	18,131
South Gordon	986	1,347
South Lake Charles	880	8,630

Notes to above schedule:
(1)	Before deduction of severance taxes and other charges.
(2)	Excludes plant products.

From review of the limited information provided by the field operators, it appears an additional field went into production, and in existing fields, either wells were reworked or recompleted.

In 2012, the Company was a lessor in 2 new mineral leases covering a total of 289 gross acres.  The Company’s net acres leased in 2012 were 48 acres.  The new leased acres are located in two different Parishes.

During 2012, the Company saw no significant change in leasing or geophysical activity as compared to 2011. Due to the current environment of the oil and gas industry, we expect this activity to remain flat.

Timber income was flat compared to 2011.  Although the revenue was flat as compared to 2011, the amount of revenue remains low to historical volumes due to the depressed lumber market.  The Company does perform its internal maintenance programs for age class timber and storm protection measures and thus the Company sells a fluctuating minimal timber volume each year regardless of market conditions.

Agriculture income increase by $262,943 from 2011.  Agriculture income includes income from farm leases, right of way grant, hunting leases and other surface leases.  This increase was due to a pipeline right of way grant executed during 2012 and is not recurring revenue.

Outlook for Fiscal Year 2013

The Company continues to actively search for lands that meet our criteria of timberland with mineral potential.  During 2012, the Company noted an increase in the available timberland for sale at reasonable fair values.  We believe that the current national economy condition, primarily a slowdown in construction, has caused the increase and we look for 2013 to provide us with continued opportunities to purchase land.  In January 2012, the Company sold 80 acres and in September 2012, the Company purchased 100 acres.

Currently, there are 15 non-producing mineral leases covering approximately 1,785 gross acres, or 521 net acres.  The Company believes that some of these leases will be drilled and production discovered as oil and gas prices are projected to increase as the national economy improves.

The Company expects timber prices to remain depressed in 2013 due to a continued weak housing market.  We do expect timber revenue to remain flat as we perform our maintenance programs during 2013.

In that the Company can not predict new large right of way leases and is unaware of any changing trends in our agriculture operations, we expect agriculture income to return to 2011 levels.

Liquidity and Capital Resources

The Company’s current assets and securities available-for-sale totaled $6,573,551 and total liabilities equaled $222,692 at December 31, 2012.  Additional sources of liquidity include the Company’s certificates of deposits and an available bank line of credit for $1,000,000.

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

Our accounts receivable consist of incomes received after year end for royalties produced prior to year end.  When there are royalties that have not been received at the time of the preparation of the financial statements for months in the prior year, we estimate the amount to be received based on the last month’s royalties that were received from that particular company.  We do not maintain an allowance for doubtful accounts because other than the accrual for earned but not received royalties, we have no accounts receivable..

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

When land is purchased with standing timber, the cost is divided between land and timber based on timber cruises contracted by the Company.  Reforestation costs are capitalized and added to the timber asset account.  The timber asset is depleted when the timber is sold based on the percentage of the timber sold from a particular tract applied to the amount capitalized for timber for that tract.

Forward Looking Statements

Certain matters contained in this report are forward-looking statements including, without limitation, the information contained under the heading “Outlook for Fiscal Year 2013” in Item 7 of this report.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report.  Unless legally required, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Additional information may be obtained by reviewing the information set forth below under “Significant Risk Factors” and information contained in the Company’s reports periodically with the SEC.

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

Commodity Prices

All of the Company’s operating income comes from the sale of commodities produced from its real estate: oil and gas, forest products, and agriculture products.  Fluctuations in these commodity prices will directly impact net income.  In 2012, average gas prices paid to the Company were 44.06% lower than the average in 2011, and average oil prices, excluding plants, were higher in 2012 than in 2011, by 0.74%.  If the average oil and gas prices in 2012 reverted to the 2011 averages, income before income tax would have increased by approximately 5.29%.

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

As of December 31, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

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

In the fourth quarter of 2012, the Company withdrew from the Walker Louisiana Properties joint venture (“WLP”) which is operated by the owners of certain land consisting of 35,575 acres of which CKX is a 1/6 undivided owner.  WLP will continue to provide property management services to the Company but on a third party relationship basis.  As a result of this withdrawal, the Company’s management implemented certain processes to remediate the ICFR related to this portion of the Company’s activities which had been assessed as ineffective prior to the fourth quarter of 2012.

Management has assessed the Company’s ICFR as effective as of December 31, 2012.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

During the quarter ending December 31, 2012, the Company’s Management followed the COSO Internal Control over Financial Reporting – Guidance for Smaller Public Companies Integrated Framework (2006) when assessing the ICFR.  During the quarter ending December 31, 2012 and other than the changes discussed above, there have been no changes in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Executive officers of Registrant are as follows:

Name	Age	Position with Registrant

Joseph K. Cooper	69	President, Chief Executive Officer and Director

Brian R. Jones	52	Treasurer, Chief Financial Officer and Director

Charles D. Viccellio	79	Vice President, Secretary and Director

The occupations of such executive officers during the last five years and other principal affiliations are:

Name	Occupations

Joseph K. Cooper	President and Chief Executive Officer of CKX Lands, Inc. since 2008 and 2009, respectively; Manager of Walker Louisiana Properties, Vice President and Operations Manager of Prairie Land Co.

Brian R. Jones	Treasurer and Chief Financial Officer of CKX Lands, Inc. since December 1, 2006; Managing member of Brian R. Jones CPA, LLC.

Charles D. Viccellio	Vice-President and Secretary of the Company since 1997 and Director of the Company since 1996; Attorney in the law firm of Stockwell, Sievert, Viccellio, Clements & Shaddock, LLP.

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

(2)	Financial Statement Schedules. Financial Statement Schedules are not required.
(3)	Exhibits. See (b) below

(b)	Exhibits:

3.1	Restated/Articles of Incorporation of the Registrant are incorporated by reference to Exhibit (3)-1 to Form 10 filed April 29, 1981.
3.2	Amendment to Articles of Incorporation of the Registrant is incorporated by reference to Exhibit (3.2) to Form 10-K for year ended December 31, 2003.
3.3	By-Laws of the Registrant are incorporated by reference to Exhibit (3.3) to Form 10-Q for the quarterly period ended September 30, 2012.
10	Contract to Purchase and Sell approximately 3,495 acres in Cameron Parish, Louisiana effective July 3, 2007 is incorporated by reference to Exhibit (10) to Form 10-QSB filed August 13, 2007.
23.1	Consent of McElroy, Quirk & Burch filed herewith.
31.1	Certification of Joseph K. Cooper, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
31.2	Certification of Brian R. Jones, Treasurer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
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

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2013.

CKX LANDS, INC.
BY:	/s/Brian R. Jones
Name:	Brian R. Jones
Title:	Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated with regard to CKX Lands, Inc. on March 21, 2013.

/s/Joseph K. Cooper	President and Chief Executive Officer
Joseph K. Cooper	(Principal Executive Officer and Director)

/s/Brian R. Jones	Treasurer and Chief Financial Officer
Brian R. Jones	(Principal Financial Officer and Director)

/s/Charles D. Viccellio	Vice President & Secretary
Charles D. Viccellio	(Director)

/s/Elizabeth Hollins	Director
Elizabeth Hollins

/s/Laura A. Leach	Director
Laura A. Leach

/s/B. James Reaves, III	Director
B. James Reaves, III

/s/Mary W. Savoy	Director
Mary W. Savoy

/s/William Gray Stream	Director
William Gray Stream

/s/Mary Leach Werner	Director
Mary Leach Werner

CKX LANDS, INC.

Table of Contents

Page
REPORT OF INDEPENDENT AUDITORS ON THE FINANCIAL STATEMENTS	14

FINANCIAL STATEMENTS

Balance Sheets	15
Statements of Income and Comprehensive Income	16
Statements of Changes in Stockholders’ Equity	17
Statements of Cash Flows	18
Notes to Financial Statements	19-26

[MCELROY, QUIRK & BURCH LETTERHEAD]
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:
The Board of Directors, and
Stockholders of CKX Lands, Inc.
Lake Charles, Louisiana

We have audited the accompanying balance sheets of CKX Lands, Inc. as of December 31, 2012 and 2011, and the related statements of income and comprehensive income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two year period ended December 31, 2012.  CKX Lands, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CKX Lands, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/McElroy, Quirk & Burch
Lake Charles, Louisiana
March 21, 2013

CKX Lands, Inc.

Balance Sheets
December 31, 2012 and 2011

	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$5,832,167	$4,124,908
Certificates of deposit	741,384	495,625
Accounts receivable	260,989	276,217
Prepaid expense and other assets	68,081	20,828
Total current assets	6,902,621	4,917,578
Certificates of deposit	--	480,000
Property and equipment:
Building and equipment less accumulated depreciation of $77,504 and $70,818, respectively	12,928	19,614
Timber less accumulated depletion of $700,564 and $691,436, respectively	1,235,790	1,146,743
Land	4,434,081	4,431,034
Total property and equipment, net	5,682,799	5,597,391
Total assets	$12,585,420	$10,994,969

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables and accrued expenses	$40,874	$58,662
Income tax payable:
Current	--	87,419
Deferred	--	5,153
Total current liabilities	40,874	151,234
Deferred income tax payable	181,818	181,818
Total liabilities	222,692	333,052
Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	72,256	72,256
Retained earnings	12,665,988	10,965,177
Accumulated other comprehensive income	--	--
Less cost of treasury stock (157,505 shares)	(375,516)	(375,516)
Total stockholders’ equity	12,362,728	10,661,917
Total liabilities and stockholders’ equity	$12,585,420	$10,994,969

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Income and Comprehensive Income
Years Ended December 31, 2012 and 2011

	2012	2011
Revenues:
Oil and gas	$2,817,606	$1,802,205
Agriculture	345,267	82,324
Timber	100,114	100,385
Total revenues	3,262,987	1,984,914
Costs and Expenses:
Oil and gas production	219,224	138,801
Agriculture	5,302	8,697
Timber	30,890	43,097
General and administrative	480,897	417,301
Depreciation and depletion	15,814	66,337
Total cost and expenses	752,127	674,233
Income from operations	2,510,860	1,310,681
Other Income / (Expense):
Interest income	14,975	41,944
Dividend income	--	13,323
Change in unrealized losses on securities available-for-sale	--	--
Gain / (loss) on sale of securities available-for-sale	--	10,688
Gain on sale of land and other assets	124,000	76
Net other income	138,975	66,031
Income before income taxes	2,649,835	1,376,712
Federal and State Income Taxes:
Current	842,020	418,724
Deferred	2,753	6,211
Total federal and state income taxes	844,773	424,935
Income before extraordinary item	1,805,062	951,777
Extraordinary Item:
Deepwater horizon settlement, net of income tax of $256,000	431,535	--
Net income	$2,236,597	$951,777
Other Comprehensive Income, Net of Taxes:
Change in unrealized net holding gains occurring during period, net of taxes of $3,721 for 2011	--	(5,581)
Other comprehensive income	--	(5,581)
Comprehensive Income	$2,236,597	$946,196

Per Common Stock (1,942,495 shares):

Income before extraordinary item	$0.93	$0.49
Extraordinary Item	$0.22	$--
Net income	$1.15	$0.49
Dividends	$0.28	$0.28

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Changes in Stockholders’ Equity
Years ended December 31, 2012 and 2011

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock
December 31, 2011 Balance	$10,661,917	$10,965,177	$--	$72,256	$375,516

Net income	$2,236,597	2,236,597	--	--	--
Other Comprehensive income	--	--	--	--	--
Dividends Paid	(543,899)	(543,899)	--	--	--
Dividends Reversion	8,113	8,113
December 31, 2012 Balance	$12,362,728	$12,665,988	$--	$72,256	$375,516

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Capital Stock Issued	Treasury Stock

December 31, 2010 Balance	$10,246,245	$10,543,924	$5,581	$72,256	$375,516

Net income	$951,777	951,777	--	--	--
Other Comprehensive income	(5,581)	--	(5,581)	--	--
Dividends Paid	(543,899)	(543,899)	--	--	--
Dividends Reversion	13,375	13,375	--	--	--
December 31, 2011 Balance	$10,661,917	$10,965,177	$--	$72,256	$375,516

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Cash Flows
Years Ended December 31, 2012 and 2011

	2012	2011
Cash flows from operating activities:
Net income	$2,236,597	$951,777
Less non-cash (income) expenses included in net income:
Depreciation and depletion	15,814	66,337
Deferred income tax expense	(2,753)	6,211
Less non-operating activities:
Gain from sales of securities available-for-sale	--	(10,688)
Gain from sale of land and other assets	(124,000)	(306)
Change in operating assets and liabilities:
(Increase) decrease in current assets	(39,932)	(4,930)
Increase (decrease) in current liabilities	(99,701)	142
Net cash provided from operating activities	1,986,025	1,008,543

Cash flows from investing activities:
Certificate of deposits:
Maturity proceeds	495,625	240,000
Purchase	(261,384)	(725,625)
Securities available-for-sale:
Proceeds	--	799,743
Purchases	--	(12,560)
Building, equipment and other assets:
Proceeds	--	--
Purchases	--	(9,887)
Timber:
Proceeds	--	--
Purchases	(98,174)	(648,361)
Land:
Proceeds	159,000	333
Purchases and improvements	(38,047)	(1,179,070)
Net cash provided from (used in) investing activities	257,020	(1,535,427)

Cash flows from financing activities:
Dividends paid	(543,899)	(543,899)
Dividend reversions	8,113	13,375
Net cash used in financing activities	(535,786)	(530,524)

Net increase (decrease) in cash and cash equivalents	1,707,259	(1,057,408)
Cash and cash equivalents:
Beginning	4,124,908	5,182,316
Ending	$5,832,167	$4,124,908

Supplemental disclosures of cash flow information
Cash payments for:
Interest	$--	$--
Income taxes	$1,241,641	$297,160

Supplemental schedule of noncash investing and financing activities
Net change in unrealized and realized gains on available-for-sale securities, net of taxes	$--	$(9,302)

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

In accordance with generally accepted accounting principles, the Company has analyzed its filing positions in federal and state income tax returns for the tax years ending December 31, 2009 through 2011 that remain subject to examination.  The Company believes that all filing positions are highly certain and that all income tax filing positions and deductions would be sustained upon a taxing jurisdiction’s audit. Therefore, no reserve for uncertain tax positions is required.  No interest or penalties have been levied against the Company and none are anticipated.

CKX Lands, Inc.
Notes to Financial Statements (continued)

Note 2.       Securities Available-for-Sale

Debt and equity securities have been classified in the balance sheet according to management’s intent in the noncurrent asset sections under the heading “securities available-for-sale”.  The carrying amount of securities and their approximate fair values at December 31, 2012 and 2011 follow:

	Gross Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
At December 31, 2012
Equity securities	-	-	-	-
Mutual Funds	$-	-	-	-
	$-	-	-	-

At December 31, 2011
Equity securities	-	-	-	-
Mutual Funds	$-	-	-	-
	$-	-	-	-

Gross realized gains and gross realized losses on sales of securities available-for-sale for the year ended December 31, 2012 and 2011 are presented below.

	Realized Gains	Realized Losses	Net Gains (Losses)
December 31, 2012
Equity securities	$--	--	--
Mutual Funds	$--	--	--

December 31, 2011
Equity securities	$--	--	--
Mutual Funds	$10,831	143	10,688

During the years ended December 31, 2012 and 2011, there were no available-for-sale securities with gross unrealized losses.

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

CKX Lands, Inc.
Notes to Financial Statements (continued)

Note 3.       Oil and Gas Leases

Results of oil and gas leasing activities for the year ending December 31, 2012 and 2011 are as follows:

	2012	2011
Gross revenues
Royalty interests	$2,558,605	$1,537,876
Working interests	--	129
Seismic and Lease Fees	259,001	264,200
	2,817,606	1,802,205
Production costs	219,224	138,801
Results before income tax expense	2,598,382	1,663,404
Estimated income tax expense (40%)	1,039,353	665,362
Results of operations from producing activities excluding corporate overhead	$1,559,029	$998,042

There were no major costs, with the exception of severance taxes, incurred in connection the Company's oil and gas leasing activities, which are located entirely within the United States, during the years ended December 31, 2012 and 2011.

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

Company’s royalty and working interests share of oil and gas, exclusive of plant products, produced from leased properties:

	2012	2011

Net gas produced (MCF)	92,470	70,105
Net oil produced (Bbl)	19,543	9,801

Note 4.       Land Sale:

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

Note 5.       Deepwater Horizon Settlement

In the fourth quarter of 2012, the Company prepared and filed a Business Economic Loss claim under the Deepwater Horizon Settlement claim framework which generally requires a Company to meet certain revenue patterns and if the required revenue patterns are met, then calculate a compensation amount based on a court approved Economic and Property Damages Settlement Agreement (See www.deepwaterhorizonsettlements.com for agreements and details).  The total claim, including claimant accounting supporting reimbursement of $11,250, was $808,865.  Under separate contingent fee arrangements with an attorney and an accountant for the filing and preparation of the claim, fees of $80,887 and $40,443, respectively, were paid and the net claim amount received by the Company was $687,535.

CKX Lands, Inc.
Notes to Financial Statements (continued)

The attorney is the spouse of the accountant and the accountant is the Company’s Treasurer and Chief Financial Officer.  The Board of Directors was advised by the President of the employment of the attorney and accountant for the filing and preparation of the claim.

Note 6.       Income Taxes

The Company files federal and state income tax returns on a calendar year basis.

The net deferred tax liability in the accompanying balance sheets includes the following components at December 31, 2012 and 2011:

	2012		2011
	Current	Non-Current	Current	Non-Current

Deferred tax assets	$--	$--	$7,906	$--
Deferred tax liabilities	--	(181,818)	(5,153)	(181,818)
	$--	$(181,818)	$2,753	$(181,818)

Reconciliations between the United States Federal statutory income tax provision, using the statutory rate of 34%, and the Company’s provision for income taxes at December 31, 2012 and 2011 are as follows:

	2012	2011
Income tax on income before extraordinary item:
Tax at statutory rates	$900,944	$468,082
Tax effect of the following:
Statutory depletion	(130,489)	(78,438)
Dividend exclusion	--	(3,171)
State income tax	71,525	32,844
Other	40	(593)
Income tax on income before extraordinary item	$842,020	$418,724
Income tax on extraordinary item:
Tax at statutory rates	$233,762	$--
Tax effect of the following:
State income tax	22,085	$--
Other	153	$--
Income tax on extraordinary item	$256,000	$--

CKX Lands, Inc.
Notes to Financial Statements

Deferred income taxes result from timing differences in the recognition of revenue and expenses for tax and financial statement purposes.  The effect of these timing differences at December 31, 2012 and 2011 is as follows:

	2012		2011
	Current	Non-Current	Current	Non-Current
Conversion of investment from tax cash basis to accrual basis for financial reporting	$--	--	$2,753	--
Unrealized net loss (gain) on marketable securities	--	--	--	--
Casualty loss	--	(121,239)	--	(121,239)
Deferred gain	--	(60,579)	--	(60,579)
	$--	(181,818)	$2,753	(181,818)

Note 7.       Company Operations

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, agricultural and timber.  The Company’s reportable business segments are strategic business units that offer income from different products.  They are managed separately due to the unique aspects of each area.

Following is a summary of segmented operations information for 2012 and 2011:

	2012	2011
Revenues
Oil and Gas	$2,817,606	$1,802,205
Agricultural	345,267	82,324
Timber	100,114	100,385
Total	3,262,987	1,984,914
Cost and Expenses
Oil and Gas	219,224	138,801
Agricultural	5,302	12,834
Timber	40,018	101,968
Total	264,544	253,603
Income from Operations
Oil and Gas	2,598,382	1,663,404
Agricultural	339,965	69,490
Timber	60,096	(1,583)
Total	2,998,443	1,731,311
Other Income (Expense) before Income Taxes	(348,608)	(354,599)
Income before Income Taxes	2,649,835	1,376,712

Identifiable Assets, net of accumulated depreciation and depletion
Oil and Gas	--	--
Agricultural	--	--
Timber	1,235,790	1,146,743
General Corporate Assets	11,349,630	9,848,226
Total	12,585,420	10,994,969

Capital Expenditures
Oil and Gas	--	--
Agricultural	--	--
Timber	98,174	648,361
General Corporate Assets	38,047	1,188,957
Total	136,221	1,837,318

Depreciation and Depletion
Oil and Gas	--	--
Agricultural	--	4,137
Timber	9,128	58,871
General Corporate Assets	6,686	3,329
Total	$15,814	$66,337

CKX Lands, Inc.
Notes to Financial Statements (continued)

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

Revenue from four customers of the Company’s oil and gas segment represented approximately $1,324,000, $286,000, $216,000, and $179,000, respectively, of the Company’s 2012 total revenue.  In 2011, five oil and gas segment customers represented approximately $301,000, $279,000, $228,000, $117,000, and $110,000 respectively, of the Company’s total revenue.

Note 8.       Line of Credit

The Company has available an unsecured line of credit in the amount of $1,000,000.  The balance on this line of credit was $-0- at December 31, 2012 and 2011.

Note 9.       Supplementary Income Statement Information

Taxes, other than income taxes, of $290,542 and $199,911, were charged to expense during 2012 and 2011, respectively.

Note 10.     Contingencies:

There are no material contingencies known to management.  The Company does not participate in off balance sheet arrangements.

Note 11.     Concentration of Credit Risk

The Company maintains its cash balances in one financial institution.  The amount on deposit in the financial institution is insured by the Federal Deposit Insurance Corporation up to $250,000.

Note 12.     Subsequent Events

On March 21, 2013, the Company’s Board of Directors declared a dividend of seven cents ($0.07) per common share to shareholders of record April 4, 2013 and payment date of April 18, 2013.

CKX Lands, Inc.
Notes to Financial Statements

Note 13.     Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Class	Methods and/or Assumptions

Cash and cash equivalents:	Carrying value approximates fair value due to its readily convertible characteristic.

Certificate of Deposit:	Held until maturity and recorded at amortized cost.

Securities available-for-sale	Valued at fair value which equals quoted market price.

The estimated fair value of the Company's financial instruments at December 31, 2012 and 2011 are as follows.

(Presented in thousands)	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$5,832	$5,832	$4,125	$4,125
Certificate of deposit – short term	741	741	496	496
Securities available-for-sale	--	--	--	--
Certificate of deposit – Long term	--	--	480	480
	$6,573	$6,573	$5,101	$5,101