Form 10-Q
period 2013-03-31
CKX LANDS, INC.
filed 2013-05-10
CIK 352955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission File Number 1-31905

CKX Lands, Inc.
(Exact name of registrant as specified in its charter)

Louisiana		72-0144530
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1424 Ryan Street, Suite A
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

CKX Lands, Inc.
Form 10-Q
For the Quarter ended March 31, 2013

Table of Contents
			Page
Part I. Financial Information

Item 1.		Financial Statements

	a.	Balance Sheets as of March 31, 2013 and December 31, 2012 (Unaudited)	1
	b.	Statements of Income for the Quarters ended March 31, 2013 and 2012 (Unaudited)	2
	c.	Statements of Changes in Stockholders’ Equity for the Quarters ended March 31, 2013 and 2012 (Unaudited)	3
	d.	Statements of Cash Flows for the Quarters ended March 31, 2013 and 2012 (Unaudited)	4
	e.	Notes to Financial Statements (Unaudited)	5

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	6

Item 4.		Controls and Procedures	7

Part II. Other Information

Item 6.		Exhibits	8

		Signature	8

Part I – Financial Information

Item 1.          FINANCIAL STATEMENTS

CKX Lands, Inc.
Balance Sheets
March 31, 2013 and December 31, 2012
(Unaudited)

	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$6,566,316	$5,832,167
Certificates of deposit	240,000	741,384
Accounts receivable	240,671	260,989
Prepaid expense and other assets	142,970	68,081
Total current assets	7,189,957	6,902,621
Property and equipment:
Building and equipment less accumulated depreciation of $79,176 and $77,504, respectively	11,256	12,928
Timber less accumulated depletion of $706,851and $700,564, respectively	1,232,001	1,235,790
Land	4,434,081	4,434,081
Total property and equipment, net	5,677,338	5,682,799
Total assets	$12,867,295	$12,585,420

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables and accrued expenses	$79,208	$40,874
Dividends payable	135,975	--
Income tax payable:
Current	--	--
Deferred	--	--
Total current liabilities	215,183	40,874
Noncurrent Liabilities:
Deferred income tax payable	181,818	181,818
Total liabilities	397,001	222,692
Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	72,256	72,256
Retained earnings	12,773,554	12,665,988
Less cost of treasury stock (157,505 shares)	(375,516)	(375,516)
Total stockholders’ equity	12,470,294	12,362,728
Total liabilities and stockholders’ equity	$12,867,295	$12,585,420

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Statements of Income
Quarters Ended March 31, 2013 and 2012
 (Unaudited)

	Three Months Ended March 31
	2013	2012
Revenues:
Oil and gas	$488,991	$904,642
Agriculture	32,815	25,533
Timber	13,759	4,935
Total revenues	535,565	935,110
Costs and Expenses:
Oil and gas production	35,897	65,040
Agriculture	127	807
Timber	12,377	8,169
General and administrative	137,422	101,476
Depreciation and depletion	7,959	2,116
Total cost and expenses	193,782	177,608
Income from operations	341,783	757,502
Other Income / (Expense):
Interest income	5,433	538
Dividend income	--	--
Gain on sale of land and other assets	--	124,000
Net other income / (expense)	5,433	124,538
Income before income taxes	347,216	882,040
Federal and State Income Taxes:
Current	103,675	230,299
Deferred	--	39,969
Total income taxes	103,675	270,268
Net Income	$243,541	$611,772

Per Common Stock (1,942,495 shares):

Net Income	$0.13	$0.32
Dividends	$0.07	$0.07

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Statements of Changes in Stockholders’ Equity
Quarters Ended March 31, 2013 and 2012
(Unaudited)

Quarter Ended March 31, 2013:
	Total	Retained Earnings	Capital Stock Issued	Treasury Stock
December 31, 2012 Balance	$12,362,728	12,665,988	72,256	375,516
Net income	243,541	243,541

Dividends	(135,975)	(135,975)	--	--

March 31, 2013 Balance	$12,470,294	$12,773,554	72,256	375,516

Quarter Ended March 31, 2012:
	Total	Retained Earnings	Capital Stock Issued	Treasury Stock
December 31, 2011 Balance	$10,661,917	10,965,177	72,256	375,516
Net income	611,772	611,772

Dividends	(135,974)	(135,974)	--	--

March 31, 2012 Balance	$11,137,715	11,440,9751	72,256	375,516

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Statements of Cash Flows
Quarters Ended March 31, 2013 and 2012
(Unaudited)

	2013	2012
Cash Flows From Operating Activities:
Net Income	$243,541	$611,772
Less non-cash (income) expenses included in net income:
Depreciation, depletion and amortization	7,960	2,116
Deferred income tax expense		39,969
Less non-operating activities:
Gain from sale of land and other assets		(124,000)
Change in operating assets and liabilities:
(Increase) decrease in current assets	(54,571)	79,716
Increase (decrease) in current liabilities	38,334	40,014
Net cash provided from operating activities	235,264	649,587

Cash Flows From Investing Activities:
Certificates of deposit:
Maturity proceeds	501,384	255,625
Purchases		(261,384)
Land, timber, equipment, and other assets::
Sales proceeds	--	159,000
Purchases and improvements	(2,499)	(4,666)
Proceeds held in 1031 trust account		(159,003)
Net cash provided from (used in) investing activities	498,885	(10,428)

Cash Flows From Financing Activities:
Dividends paid	--	--
Net cash used in financing activities	--	--

Net increase (decrease) in cash and cash equivalents	734,149	639,159

Cash and cash equivalents:
Beginning	5,832,167	4,124,908
Ending	$6,566,316	$4,764,067

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$--	$--
Income taxes	$125,780	$71,348

Supplemental schedule of non-cash investing and financing activities:
Net change in recognized and unrecognized unrealized gains (losses) on available-for-sale securities	$--	$--

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.
Notes to Financial Statements
March 31, 2013
(Unaudited)

Note 1.       Basis of Presentation

The accompanying unaudited financial statements of CKX Lands, Inc. (“Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  Except as described herein, there has been no material change in the information disclosed in the notes to the financial statements included in our financial statements as of and for the year ended December 31, 2012.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.

Interim results are not necessarily indicative of results for a full year.  These financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2012 and Form 10-Q for the quarterly period ended March 31, 2013.

Note 2.       Recently Adopted Accounting Pronouncements

In 2012, we adopted Accounting Standards Update (ASU) 2011-05 which requires the presentation of the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements.  This update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  The Company had no items of other comprehensive income during these reporting periods.

Note 3.       Income taxes:

In accordance with generally accepted accounting principles, the Company has analyzed its filing positions in federal and state income tax returns for the tax years ending December 31, 2009 through 2012 that remain subject to examination.  The Company believes that all filing positions are highly certain and that all income tax filing positions and deductions would be sustained upon a taxing jurisdiction’s audit. Therefore, no reserve for uncertain tax positions is required.  No interest or penalties have been levied against the Company and none are anticipated.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue

Revenues for the first three months of 2013 decreased by $399,545 from the revenues for the first three months of 2012.  This change is presented by revenue source below:

	2013	2012	Increase / (Decrease)
Oil and Gas Revenues
Oil Royalties	$335,092	$713,175	$(378,083)
Gas Royalties	48,989	101,054	(52,065)
Plant Royalties	49,044	62,411	(13,367)
Lease rentals	55,866	28,001	27,865
Geophysical	--	--
Timber Revenue	13,759	4,935	8,824
Agriculture Revenue	32,815	25,534	7,281
Total Revenue	$535,565	$935,110	$(399,545)

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

	Three Months Ended 03/31/13	Three Months Ended 03/31/12
Net oil produced (Bbl)(2)	3,310	6,513
Average oil sales price (per Bbl)(1,2)	$101.22	$109.51

Net gas produced (MCF)	12,098	25,906
Average gas sales price (per MCF)(1)	$4.05	$3.90

Notes to above schedule:

(1) Before deduction of production and severance taxes.
(2) Excludes plant products.

Based on the producer provided information, the decrease in oil and gas royalty revenues was due to well depletion and no new production coming on line during this quarter.  In addition to the reduction in barrels and MCF, the average sales price per barrel decreased $8.29 but the average sales price per MCF increased by $0.15.

Lease rentals increased from the 2012 amounts.  These revenues are not predictable.

Management believes that current oil and gas activity is driven by the current and forecasted commodity prices and demand for oil and gas.  Management believes that oil and gas activity which includes lease rentals and geophysical as well as oil and gas production will continue to be strong for the next six months.

Generally, timber prices have been depressed for the last several years and the Company has elected to only harvest timber for internal maintenance programs for age class timber and storm protection measures.  Timber revenues are generated from these maintenance programs and management does not see the timber market improving within the next 6 months.

Agriculture revenue increased by $7,281 from 2012 revenue.  This increase is due to the timing of several short term surfaces leases being executed and a decrease in farm rental payments which are recorded at the time of payment receipt.  Management does not expect any significant change to agriculture revenue over the next six months.

Costs and Expenses

Oil and gas production costs, primarily severance taxes, decreased by $29,053 in 2013. This decrease is directly related to lower oil and gas revenues.

Timber and agriculture expenses were relatively flat for the quarter.

General and administrative expenses increased by $35,946 primarily due to increase in expected property management expenses related to personnel changes at the property manager and management does not believe this increase will be recurring.

  Financial Condition

Cash and short term certificates of deposit total $6,806,316 and total liabilities equaled $397,001 at March 31, 2013.  Management believes existing cash and investments together with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions.

The Company declared another seven cents per common share during the quarter ended March 31, 2013. It is anticipated that the Company will be able to continue paying a seven cents per common share dividend each quarter.  From time to time, the Company may elect to pay an extra dividend.  In determining if an extra dividend will be declared, the Board of Directors will take into consideration the Company’s current liquidity and capital resources and the availability of suitable timberland that has mineral potential.

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

Evaluation of Disclosure Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of the Company’s management, including the President and Treasurer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the report.

Changes in Internal Control Over Financial Reporting

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter covered by this report.

Part II.  Other Information

Item 1 – 5.	Not Applicable

Item 6.	EXHIBITS

3.1	Restated/Articles of Incorporation of the Registrant are incorporated by reference to Exhibit (3)-1 to Form 10 filed April 29, 1981.

3.2	Amendment to Articles of Incorporation of the Registrant is incorporated by reference to Exhibit (3.2) to Form 10-K for year ended December 31, 2003.

3.3	By-Laws of the Registrant.

10	Contract to Purchase and Sell approximately 3,495 acres in Cameron Parish, Louisiana effective July 3, 2007 is incorporated by reference to Exhibit (10) to Form 10-QSB filed August 13, 2007.

31	Certification of Brian R. Jones, President and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32	Certifications of President and Treasurer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*************************

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKX Lands, Inc.

Date: May 9, 2013	/s/ Brian R. Jones
Brian R. Jones
President and Treasurer