Form 10-Q
period 2013-06-30
CKX LANDS, INC.
filed 2013-08-09
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission File Number 1-31905

CKX Lands, Inc.

(Exact name of registrant as specified in its charter)

Louisiana		72-0144530
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1508 Hodges Street
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

CKX Lands, Inc.

Form 10-Q

For the Quarter ended June 30, 2013

Table of Contents

		Page
Part I. Financial Information

Item 1.	Financial Statements

a.	Balance Sheets as of June 30, 2013 and December 31, 2012 (Unaudited)	1
b.	Statements of Income for the quarter and six months ended June 30, 2013 and 2012 (Unaudited)	2
c.	Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2013 and 2012 (Unaudited)	3
d.	Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (Unaudited)	4
e.	Notes to Financial Statements as of June 30, 2013 (Unaudited)	5

Item 2.	Management’s Discussion and Analysisof Financial Condition and Results of Operations	6-7

Item 4.	Controls and Procedures	7

Part II. Other Information

Item 6.	Exhibits	8

	Signature	8

Part I – Financial Information

Item 1.       FINANCIAL STATEMENTS

CKX Lands, Inc.

Balance Sheets

June 30, 2013 and December 31, 2012

(Unaudited)

	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$5,097,155	$5,832,167
Certificates of deposit	1,741,000	741,384
Accounts receivable	152,106	260,989
Prepaid expense and other assets	130,479	68,081
Total current assets	7,120,740	6,902,621
Property and equipment:
Building and equipment less accumulated depreciation of $80,847 and $77,504, respectively	9,585	12,928
Timber less accumulated depletion of $712,055 and $700,564, respectively	1,226,798	1,235,790
Land	4,434,081	4,434,081
Total property and equipment, net	5,670,464	5,682,799
Total assets	$12,791,204	$12,585,420

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables and accrued expenses	$58,615	$40,874
Total current liabilities	58,615	40,874
Deferred income tax payable	181,818	181,818
Total liabilities	240,433	222,692
Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	72,256	72,256
Retained earnings	12,854,031	12,665,988
Less cost of treasury stock (157,505 shares)	(375,516)	(375,516)
Total stockholders’ equity	12,550,771	12,362,728
Total liabilities and stockholders’ equity	$12,791,204	$12,585,420

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Income

Quarter and Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Oil and gas	$358,013	$520,682	$847,004	$1,425,324
Surface	56,612	284,510	89,427	310,043
Timber	41,382	70	55,141	5,005
Total revenues	456,007	805,262	991,572	1,740,372
Costs and Expenses:
Oil and gas production	16,620	57,939	52,517	122,979
Surface	695	1,047	822	1,854
Timber	3,572	6,057	15,949	14,226
General and administrative	117,991	115,493	255,413	216,969
Depreciation and depletion	6,875	1,615	14,834	3,731
Total cost and expenses	145,753	182,151	339,535	359,759
Income from operations	310,254	623,111	652,037	1,380,613
Other Income / (Expense):
Interest income	2,581	4,706	8,014	5,244
Dividend income	--	55	--	55
Gain on sale of land and other assets	--	--	--	124,000
Net other income / (expense)	2,581	4,761	8,014	129,299
Income before income taxes	312,835	627,872	660,051	1,509,912
Federal and state income taxes:
Current	96,384	255,026	200,059	485,325
Deferred	--	(45,800)	--	(5,831)
Total income taxes	96,384	209,226	200,059	479,494
Net Income	216,451	418,646	459,992	1,030,418

Per Common Stock (1,942,495 shares):
Net Income	$0.11	$0.22	$0.24	$0.53
Dividends	$0.07	$0.07	$0.14	$0.14

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2013 and 2012

(Unaudited)

Six Months Ended June 30, 2013:

	Total	Retained Earnings	Capital Stock Issued	Treasury Stock
December 31, 2012 Balance	$12,362,728	$12,665,988	$72,256	$375,516
Net income	459,992	459,992	--	--
Other comprehensive income	--	--	--	--
Dividends	(271,949)	(271,949)	--	--
June 30, 2013 Balance	$12,550,771	$12,854,031	$72,256	$375,516

Six Months Ended June 30, 2012:

	Total	Retained Earnings	Capital Stock Issued	Treasury Stock
December 31, 2011 Balance	$10,661,917	$10,965,177	$72,256	$375,516
Net income	1,030,418	1,030,418	--	--
Other comprehensive income	--	--	--	--
Dividends	(271,949)	(271,949)	--	--

June 30, 2012 Balance	$11,420,386	$11,723,646	$72,256	$375,516

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Cash Flows

Six Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012
Cash Flows From Operating Activities:
Net Income	$459,992	$1,030,418
Less non-cash (income) expenses included in net income:
Depreciation, depletion and amortization	14,834	3,731
Deferred income tax expense	--	(5,831)
Less non-operating activities:
Gain from sale of land and other assets	--	(124,000)
Change in operating assets and liabilities:
Decrease (increase) in current assets	46,485	(27,135)
Increase (decrease) in current liabilities	17,741	(91,646)
Net cash provided from operating activities	539,052	785,537

Cash Flows From Investing Activities:
Certificates of deposit:
Maturity proceeds	501,384	255,625
Purchases	(1,501,000)	(261,384)
Securities:
Purchases	--	--
Land, timber, equipment and other assets:
Sales proceeds	--	159,000
Purchases	(2,499)	(4,166)
Proceeds held in 1031 trust account	--	(159,003)
Net cash used in investing activities	(1,002,115)	(9,928)

Cash Flows From Financing Activities:
Dividends paid, net of reversion	(271,949)	(271,949)
Net cash used in financing activities	(271,949)	(271,949)
Net increase (decrease) in cash and cash equivalents	(735,012)	503,660

Cash and cash equivalents:
Beginning	5,832,167	4,124,908
Ending	$5,097,155	$4,628,568

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$--	$--
Income taxes	$208,545	$606,641

Supplemental schedule of non-cash investing and financing activities:
Net change in recognized and unrecognized unrealized gains (losses) on available-for-sale securities	$--	$--

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

Interim results are not necessarily indicative of results for a full year. These financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2012 and Form 10-Q for the quarter period ended June 30, 2012.

Note 2:       Income Taxes:

In accordance with generally accepted accounting principles, the Company has analyzed its filing positions in federal and state income tax returns for the tax years that remain subject to examination, generally three years after filing. The Company believes that all filing positions are highly certain and that all income tax filing positions and deductions would be sustained upon a taxing jurisdiction’s audit. Therefore, no reserve for uncertain tax positions is required. No interest or penalties have been levied against the Company and none are anticipated.

Note 3:       Land Sale:

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

                           AND RESULTS OF OPERATIONS

Results of Operations

Revenue

Revenues for the first six months of 2013 decreased by $748,800 from the revenues for the first six months of 2012 to $991,572.

Oil and gas revenues decreased by $578,320 to $847,004 in 2013. Oil and gas revenues consists of royalty, lease rental and geophysical revenue. Royalty revenue decreased by $574,129 and lease rentals and geophysical revenues decreased by $4,191 from 2012.

Gas production decreased by 21,213 MCF, and the average gas sales price per MCF increased by 21.52% resulting in a decrease in gas revenue of $57,425. Revenue from oil production decreased by $491,946, due to a decrease of 4.58% in the average barrel sales price and a decrease in production of approximately 4,243 barrels. Revenues from plant products decreased by $24,757 from 2012 revenues.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF.

	Six Months Ended 06/30/13	Six Months Ended 06/30/12
Net gas produced (MCF)	21,655	42,868
Average gas sales price (per MCF)(1)	$4.22	$3.47

Net oil produced (Bbl)(2)	5,753	9,988
Average oil sales price (per Bbl)(1,2)	$104.15	$109.22

      Notes to above schedule:

     (1) Before deduction of production and severance taxes.

     (2) Excludes plant products.

Timber revenue increased from $5,005 to $55,141 in 2013. Timber sales have been the result of timber damage from several right of way agreements, primarily pipelines. Generally, the Company has elected to only harvest timber for internal maintenance programs for age class timber and storm protection measures due to past depressed timber prices The Company has noted recent improvements in timber prices and is currently evaluating this position.

Surface revenue consists of agriculture, right of ways, hunting leases and other types of revenues resulting from the lease or other use of our land surface. Surface revenues decreased from $310,043 to $89,427 in 2013, primarily due to a large 2012 non-recurring pipeline right of way agreement.

Costs and Expenses

Oil and gas production costs, primarily severance taxes, decreased by $70,462 in 2013 due to decreased oil and gas revenues.

Depletion increased by $11,103 which was related to the increase in timber sales noted above.

General and administrative expenses increased by $38,444 primarily due to an increase in property management expenses which the Company does not expect to be recurring.

Other costs and expenses incurred for the six months ended June 30, 2013 were generally flat from 2012 reported amounts.

Financial Condition

Current assets totaled $7,120,740 and total liabilities equaled $240,433 at June 30, 2013. Management believes available cash and investments together with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions. Additional sources of liquidity include an available bank line of credit which the Company increased from $1,000,000 to $5,000,000 during the quarter ended June 30, 2013.

The Company declared and paid another seven cents per common share during the quarter ended June 30, 2013. It is anticipated that the Company will be able to continue paying a seven cents per common share dividend each quarter. From time to time, the Company may elect to pay an extra dividend. In determining if an extra dividend will be declared, the Board of Directors will take into consideration the Company’s current liquidity and capital resources and the availability of suitable timberland that has mineral potential.

Issues and Uncertainties

This Quarterly Report contains forward-looking statements. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those discussed below, which, among others, should be considered in evaluating the Company’s financial outlook.

Revenues from oil and gas provide a significant portion of the Company’s net income and cashflow. All of these revenues come from wells operated by other companies on property owned by CKX Lands, Inc. Consequently, these revenues fluctuate due to changes in oil and gas prices and changes in the operations of these other companies.

Item 3.         Not applicable.

Item 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the period covered by this report. Based on the evaluation, performed under the supervision and with the participation of the Company’s management, including the President, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the report.

Changes in Internal Control Over Financial Reporting

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter covered by this report.

Part II. Other Information

Item 1 – 5.         Not Applicable

Item 6.                EXHIBITS

3.1	Restated/Articles of Incorporation of the Registrant are incorporated by reference to Exhibit (3)-1 to Form 10 filed April 29, 1981.

3.2	Amendment to Articles of Incorporation of the Registrant is incorporated by reference to Exhibit (3.2) to Form 10-K for year ended December 31, 2003.

3.3	By-Laws of the Registrant are incorporated by reference to Exhibit (3.3) to Form 10-Q for the quarter ended March 31, 2013.

10	Contract to Purchase and Sell approximately 3,495 acres in Cameron Parish, Louisiana effective July 3, 2007 is incorporated by reference to Exhibit (10) to Form 10-QSB filed August 13, 2007.

31	Certification of Brian R. Jones, President and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32	Certification of President and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL

information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

************************************

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKX Lands, Inc.

/s/ Brian R. Jones
Date: August 8, 2013	Brian R. Jones
President and Treasurer