Form 10-Q
period 2013-09-30
CKX LANDS, INC.
filed 2013-11-12
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

CKX Lands, Inc.

Form 10-Q

For the Quarter ended September 30, 2013

Table of Contents

		Page
Part I. Financial Information

Item 1.	Financial Statements

a.	Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	1
b.	Statements of Income for the quarter and nine months ended September 30, 2013 and 2012 (Unaudited)	2
c.	Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2013 and 2012 (Unaudited)	3
d.	Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (Unaudited)	4
e.	Notes to Financial Statements (Unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation	6-7

Item 4.	Controls and Procedures	7

Part II. Other Information

Item 6.	Exhibits	8

	Signature	8

Part I – Financial Information

Item 1.	FINANCIAL STATEMENTS

CKX Lands, Inc.

Balance Sheets

September 30, 2013 and December 31, 2012

	(Unaudited)
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$4,509,837	$5,832,167
Certificates of deposit	2,421,000	741,384
Accounts receivable	272,645	260,989
Prepaid expense and other assets	101,874	68,081
Total current assets	7,305,356	6,902,621
Property and equipment:
Building and equipment less accumulated depreciation of $82,519 and $77,504, respectively	7,913	12,928
Timber less accumulated depletion of $712,056 and $700,564, respectively	1,226,797	1,235,790
Land	4,434,081	4,434,081
Total property and equipment, net	5,668,791	5,682,799
Total assets	$12,974,147	$12,585,420

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables and accrued expenses	$83,842	$40,874
Total current liabilities	83,842	40,874
Deferred income tax payable	181,818	181,818
Total liabilities	265,660	222,692
Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	72,256	72,256
Retained earnings	13,011,747	12,665,988
Less cost of treasury stock (157,505 shares)	(375,516)	(375,516)
Total stockholders’ equity	12,708,487	12,362,728
Total liabilities and stockholders’ equity	$12,974,147	$12,585,420

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Income

Quarter and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Oil and gas	$521,256	$676,782	$1,368,261	$2,102,106
Surface	33,561	17,379	122,988	327,422
Timber	27,584	32,499	82,724	37,504
Total revenues	582,401	726,660	1,573,973	2,467,032
Costs and Expenses:
Oil and gas production	33,339	60,672	85,856	183,651
Agriculture	648	2,098	1,470	3,952
Timber	7,537	13,717	23,486	27,943
General and administrative	122,679	127,101	378,090	344,070
Depreciation and depletion	1,671	4,777	16,507	8,507
Total cost and expenses	165,874	208,365	505,409	568,123
Income from operations	416,527	518,295	1,068,564	1,898,909
Other Income / (Expense):
Interest income	4,901	4,712	12,915	10,010
Dividend income	--	--	--	--
Gain/(Loss) on securities available-for-sale
Gain on sale of land and other assets	--	--	--	124,000
Net other income / (expense)	4,901	4,712	12,915	134,010
Income before income taxes	421,428	523,007	1,081,479	2,032,919
Federal and State Income Taxes:
Current	127,737	162,848	327,796	648,173
Deferred	--	3,003	--	(2,828)
Total income taxes	127,737	165,851	327,796	645,345
Net income	$293,691	$357,156	$753,683	$1,387,574

Per Common Stock (1,942,495 shares):
Net Income	$0.15	$0.18	$0.39	$0.71
Dividends	$0.07	$0.07	$0.21	$0.21

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Stockholders’ Equity

Nine Months Ended September 30, 2013 and 2012

(Unaudited)

Nine Months Ended September 30, 2013:

	Total	Retained Earnings	Capital Stock Issued	Treasury Stock
December 31, 2012 Balance	$12,362,728	$12,665,988	$72,256	$375,516
Net income	753,683	753,683	--	--
Dividends	(407,924)	(407,924)	--	--
September 30, 2013 Balance	$12,708,487	$13,011,747	$72,256	$375,516

Nine Months Ended September 30, 2012:

	Total	Retained Earnings	Capital Stock Issued	Treasury Stock
December 31, 2011 Balance	$10,661,917	$10,965,177	$72,256	$375,516
Net Income	1,387,574	1,387,574	--	--
Dividends	(407,924)	(407,924)	--	--
Dividend reversion	8,113	8,113	--	--
September 30, 2012 Balance	$11,649,680	$11,952,940	$72,256	$375,516

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Cash Flows

Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	2013	2012
Cash Flows From Operating Activities:
Net Income	$753,683	$1,387,574
Less non-cash (income) expenses included in net income:
Depreciation, depletion and amortization	16,507	8,507
Deferred income tax expense	--	(2,828)
Less non-operating activities:
Gain from sale of land and other assets	--	(124,000)
Change in operating assets and liabilities:
(Increase) decrease in current assets	(45,449)	(94,748)
Increase (decrease) in current liabilities	42,968	(47,519)
Net cash provided from operating activities	767,709	1,126,986

Cash Flows From Investing Activities:
Certificates of deposit:
Maturity proceeds	741,384	495,625
Purchases	(2,421,000)	(261,384)
Land, timber, equipment and other assets:
Sales proceeds	--	159,000
Purchases	(2,499)	(136,221)
Net cash provided from (used in) investing activities	(1,682,115)	257,020

Cash Flows From Financing Activities:
Dividends paid, net of reversion	(407,924)	(399,811)
Net cash used in financing activities	(407,924)	(399,811)
Net increase (decrease) in cash and cash equivalents	(1,322,330)	984,195

Cash and cash equivalents:
Beginning	5,832,167	4,124,908
Ending	$4,509,837	$5,109,103

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$--	$--
Income taxes	$328,305	$781,641

Supplemental schedule of non-cash investing and financing activities:
Net change in recognized and unrecognized unrealized gains (losses) on available-for-sale securities	$--	$--

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Notes to Financial Statements

September 30, 2013

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

Interim results are not necessarily indicative of results for a full year. These financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2012 and Form 10-Q for the quarter ended September 30, 2013.

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

Note 3:       Income Taxes:

In accordance with generally accepted accounting principles, the Company has analyzed its filing positions in federal and state income tax returns that remain subject to examination, generally three years after filing. The Company believes that all filing positions are highly certain and that all income tax filing positions and deductions would be sustained upon a taxing jurisdiction’s audit. Therefore, no reserve for uncertain tax positions is required. No interest or penalties have been levied against the Company and none are anticipated.

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

Results of Operations

Revenue

Revenues for the first nine months of 2013 decreased by $893,059 from the revenues for the first nine months of 2012 to $1,573,973.

Oil and gas revenues decreased by $733,845 to $1,368,261 in 2013. Oil and gas revenues consist of royalty, lease rental and geophysical revenue. Royalty revenue decreased by $671,418 and lease rentals decreased by $7,384 and geophysical revenues decreased by $55,043 from 2012.

Gas production decreased by 25,899 MCF, and the average gas sales price per MCF increased by 30.9% resulting in a decrease in gas revenue of $51,004. Revenue from oil production decreased by $583,720, due to a decrease of 1.72% in the average barrel sales price and a decrease in production of approximately 5,329 barrels. Revenues from plant products decreased by $36,694 from 2012 revenues.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF.

	Nine Months Ended 09/30/13	Nine Months Ended 09/30/12
Net gas produced (MCF)	34,306	60,206
Average gas sales price (per MCF)(1)	$4.37	$3.34

Net oil produced (Bbl)(2)	9,744	15,074
Average oil sales price (per Bbl)(1,2)	$104.38	$106.20

 Notes to above schedule:

(1) Before deduction of production and severance taxes.

(2) Excludes plant products.

Timber revenue increased from $37,504 to $82,724 in 2013. Timber sales have been the result of timber damage from several right of way agreements, primarily pipelines. Generally, the Company has elected to only harvest timber for internal maintenance programs for age class timber and storm protection measures due to past depressed timber prices. The Company has noted recent improvements in timber prices and is currently marketing its timber on approximately 350 acres.

Surface revenue consists of agriculture, right of ways, hunting leases and other types of revenues resulting from the lease or other use of our land surface. Surface revenues decreased from $327,422 to $122,988 in 2013, primarily due to a large 2012 non-recurring pipeline right of way agreement.

Costs and Expenses

Oil and gas production costs, primarily severance taxes, decreased by $97,795 in 2013 due to decreased oil and gas revenues and new production which is exempt from severance tax until well costs are recovered.

Depletion increased by $8,000 which was related to the increase in timber sales noted above.

General and administrative expenses increased by $34,020 primarily due to an increase in property management expenses which the Company does not expect to be recurring.

Other costs and expenses incurred for the nine months ended September 30, 2013 were generally flat from 2012 reported amounts.

Subsequent to September 30, 2013, the Company purchased 120 acres in southwest Louisiana. Approximately 80 acres of this land holds pine timber aged from 20 to 40 years.

Financial Condition

Current assets totaled $7,305,356 and total liabilities equaled $265,660 at September 30, 2013. Management believes available cash and investments together with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions. Additional sources of liquidity include an available bank line of credit which the Company increased from $1,000,000 to $5,000,000 during the quarter ended June 30, 2013.

The Company declared and paid another seven cents per common share during the quarter ended September 30, 2013. It is anticipated that the Company will be able to continue paying a seven cents per common share dividend each quarter. From time to time, the Company may elect to pay an extra dividend. In determining if an extra dividend will be declared, the Board of Directors will take into consideration the Company’s current liquidity and capital resources and the availability of suitable timberland that has mineral potential.

Issues and Uncertainties

This Quarterly Report contains forward-looking statements. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those discussed below, which, among others, should be considered in evaluating the Company’s financial outlook.

Revenues from oil and gas provide a significant portion of the Company’s net income and cash flow. All of these revenues come from wells operated by other companies on property owned by CKX Lands, Inc. Consequently, these revenues fluctuate due to changes in oil and gas prices and changes in the operations of these other companies.

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

CKX Lands, Inc.

Date: November 7, 2013	/s/ Brian R. Jones
Brian R. Jones
President and Treasurer