Form 10-K
period 2013-12-31
CKX LANDS, INC.
filed 2014-03-24
CIK 352955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 1-31905

CKX Lands, Inc.

(Exact name of registrant as specified in its Charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-0144530 (I.R.S. Employer Identification Number)

1508 Hodges Street Lake Charles, LA (Address of principal executive offices)	70601 (Zip Code)

Registrant’s telephone number, including area code: (337) 493-2399

Securities registered pursuant to Section 12(b) of the Act:

Common Stock with no par value	NYSE MKT
Title of each class	Name of each exchange on which registered

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.         Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐     No ☑

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

YES ☐     NO ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 28, 2013 was $22,624,347 based on the last reported sales price of the Common Stock.

The number of shares of the registrant’s Common Stock outstanding as of March 21, 2014, was 1,942,495.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement prepared in connection with the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

The Company’s shares are listed on the NYSE MKT (previously known as NYSE AMEX), under the symbol CKX. As of March 21, 2014, there were 1,942,495 shares outstanding. The Company had a common equity public float of less than $75 million as of the last business day of the second fiscal quarter. Consequently, the Company is a small reporting company under the Securities Exchange Commission regulations.

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

The Company owns land and mineral interests and collects income through its ownership in the form of oil and gas royalties, surface leases for farming, right of way and other uses, and timber sales. The Company is not involved in the exploration or production of oil and gas nor does it actively farm its lands or manage its timber. These activities are performed by others for royalties and management fees

CKX owns a 100% interest in 5,863 acres, 16.667% undivided interest in 35,575 acres, 40% undivided interest in 1,579 acres and 50% undivided interest in 443 acres resulting in an ownership of approximately 12,645 net acres.

CKX does not perform or cause to have performed oil and gas producing activities inasmuch as: (1) we do not search for crude oil or natural gas in their natural states; (2) we do not acquire property for the purpose of exploration or the removing of oil and gas; and (3) we are not involved in construction, drilling and/or production activities necessary to retrieve oil and gas.

Oil and gas royalties are paid by the operators who own the wells. Timber income is paid by the highest bidder of the timber. There are several mills in the immediate area that compete for timber. Surface income is received for farming, right of way or other surface land uses. The prices paid for oil, gas and timber depend on national and international market conditions. Prices paid for surface leases depend on regional and local market conditions. Oil and gas revenues were 85.50% of the Company’s total revenues in 2013 and 86.35% in 2012.

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

Employees

The Company has three employees, all of whom are part-time. There are two officers, and one clerical person. The Company is subject to no union contracts nor does the Company have any hospitalization, pension, profit sharing, option or deferred compensation programs.

Customers

The Company’s customers are those who have mineral leases on the Company’s property or purchase the timber in competitive bids or execute surface leases. The largest customers are the oil and gas operators under the mineral leases. During 2013, the Company received approximately 71.69% of its total revenues from the following producers:

Producer	% of Total Revenue
Midstates Petroleum Company	35.88%
Swift Energy Operating LLC	11.15%
GulfMark Energy, Inc.	8.40%
Riceland Petroleum Company	7.24%
Kaiser-Frances Oil Company	6.11%
EOG Resources, Inc.	2.91%

Termination of cash receipts from any of these customers or underlying production would have a material adverse effect on the Company.

Environmental and Other Governmental Regulations

The operators of the wells are responsible for complying with environmental and other governmental regulations. However, should an operator abandon a well located on Company land without following prescribed procedures, the land owners could possibly be held responsible. The Company does not believe this would have a material effect on its financial condition.

Item 2.	PROPERTIES

The Company owns a total of 12,645 net acres in the Louisiana Parishes of Allen, Beauregard, Calcasieu, Cameron, Jefferson Davis, LaFourche, Sabine, St. Landry and Vermilion. Most of the acreage is in Southwest Louisiana. Much of this land is owned in indivision. Ownership is as follows:

		2013 (acres)
100.000%	Ownership of 5,863 acres	5,863
40.000%	Ownership of 1,579 acres	632
50.000%	Ownership of 443 acres	221
16.667%	Ownership of 35,575 acres	5,929

Of the total 12,645 net acres owned by CKX, timberland comprises 9,257 acres, 2,251 acres are agricultural land, 943 acres are marsh land and 194 acres are future subdivision land.

The table below shows, for the years ended December 31, 2013 and December 31, 2012, the Company’s net gas produced in thousands of cubic feet (MCF), net oil produced in barrels (Bbl), and average sales prices relating to oil and gas attributable to the royalty interests of the Company as reported by the various producers.

	Year Ended 12/31/13	Year Ended 12/31/12
Net gas produced (MCF)	42,117	92,791
Average gas sales price (per MCF)(1)	4.42	$2.84

Net oil produced (Bbl)(2)	13,273	19,653
Average oil sales price (per Bbl)(1,2)	104.62	$105.51

Notes to above schedule:

(1) Before deduction of severance taxes and other charges.

(2) Excludes plant products.

Item 3.	LEGAL PROCEEDINGS

The Company was not involved in any legal proceedings as of December 31, 2013.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended December 31, 2013.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the NYSE MKT (previously known as NYSE AMEX) under the trading symbol CKX since its listing on December 8, 2003. Prior to the listing there was no established public trading market for the Common Stock, and there had been only limited and sporadic trading in the Common Stock, principally among its shareholders. On March 6, 2013, there were approximately 500 stockholders of record. There were no sales of unregistered securities of the Company and no purchases of equity securities of the Company during 2013 by the Company. The following table sets forth the high and low sales prices for the Common Stock by quarter during 2013 and 2012.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Common stock price per share 2013	high	15.99	15.50	15.43	16.13
	low	11.58	13.05	13.75	14.13
Common stock price per share 2012	high	13.58	14.96	19.35	14.30
	low	10.95	11.69	13.57	12.49

The Company has paid cash dividends since 1990. The Company is currently paying a quarterly dividend of 7¢ per share and intends to maintain paying quarterly dividends. From time to time, the Company may elect to pay an extra dividend. In determining if an extra dividend will be declared, the Board of Directors will take into consideration the Company’s current liquidity and capital resources and the availability of suitable timberland that has mineral potential. The Company did not pay an extra dividend to shareholders in 2013 or 2012. A summary of cash dividends is set forth in the table below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Total

Cash Dividend per Share
2013	$0.07	0.07	0.07	0.07	0.28
2012	$0.07	0.07	0.07	0.07	0.28

Pursuant to a dividend reversion clause in the Company’s Articles of Incorporation, dividends not claimed within one year after a dividend becomes payable will expire and revert in full ownership to the Company and the Company’s obligation to pay such dividend will cease. During 2013 and 2012, the Company received $0 and $8,113, respectively, in dividend reversions.

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

Today most of the Company’s income is derived from mineral production on the land acquired over the years. CKX receives income from mineral leases, royalty interest and seismic permits in oil and gas production, agriculture rents, and timber sales. Although CKX is active in the management of its land, CKX is passive in the production of these incomes in that CKX does not explore for oil and gas, operate wells, farm land, or plant and/or harvest timber. All these income producing activities are performed by unrelated third parties.

The Company’s oil and gas income fluctuates as new oil and gas production is discovered on Company land and then ultimately depletes or becomes commercially uneconomical to produce.

CKX has small royalty interests in 38 different oil and gas fields. The size of each royalty interest is determined by the Company’s net ownership in the acreage unit for the well. CKX’s royalty interests range from 0.0033% for the smallest to 7.62% for the largest. As the Company does not own or operate the wells, it does not have access to any reserve information.

Eventually, the oil and gas under the Company’s current land holdings will be depleted. The Company is constantly looking for additional land to be purchased in southwest Louisiana. Preferably, the Company searches for timberland that has mineral potential.

Results of Operations

Fiscal Year 2013 Compared to Fiscal Year 2012

Total revenues for 2013 were $2,113,828, a decrease of 35.2% when compared with 2012 revenues of $3,262,987. Total revenue consists of oil and gas, agriculture and timber revenues.

Oil and gas revenues were 85.50% and 86.35% of total revenues for 2013 and 2012, respectively. Oil and gas revenues consist of royalty revenue, lease rentals and geophysical revenue. During 2013 these revenues changed from 2012 as follows:

	2013	2012	$ Change	% Change
Royalty	$1,716,192	$2,558,605	$(842,413)	(32.93)%
Lease Rental	91,128	203,828	(112,700)	(55.29% )
Geophysical	0	55,173	(55,173)	(100.00)%
Total	$1,807,320	$2,817,606	$(1,010,286)	(35.86)%

During 2013, royalty revenues from gas production decreased by approximately 50,674 MCF, and the average gas sales price per MCF increased by approximately $1.58 resulting in a decrease in gas revenue of $77,647. Revenue from oil production, including plants, decreased by $764,765. This decrease was due to the net effect of an decrease of 0.84% in the average barrel sales price, not including plants, and a decrease in production of approximately 6,380 barrels, not including plants, and an decrease in plants revenue of $79,847.

The following three fields produced 70.75% of the Company’s oil and gas revenues in 2013. The following table shows the number of barrels of oil (Bbl Oil) and MCF of gas (MCF Gas) produced from these fields.

Field	Bbl Oil	MCF Gas
South Bear Head Creek	5,781	5,965
Cowards Gully	2,317	7,555
South Jennings	623	14,518

Notes to above schedule:

(1)	Before deduction of severance taxes and other charges.
(2)	Excludes plant products.

In 2012, the following three fields produced 56.76% of the Company’s oil and gas revenues. The following table shows the number of barrels of oil (Bbl Oil) and MCF of gas (MCF Gas) produced from these fields.

Field	Bbl Oil	MCF Gas
Coward Gully	6,715	43,202
South Bear Head Creek	5,681	8,817
South Jennings	975	19,900

Notes to above schedule:

(1)	Before deduction of severance taxes and other charges.
(2)	Excludes plant products.

From review of the limited information provided by the field operators, it appears that two new wells went into production in existing fields.

In 2013, the Company was a lessor in 10 new mineral leases covering a total of 902.39 gross acres or 275.83 net acres. The new leased acres are located in 4 different parishes.

During 2013, the Company saw decrease in leasing activity as compared to 2012. This decrease was primarily attributable to one producer not continuing to pay lease rental. Negotiations with another producer are currently underway for this leased area. With the current level of interest in horizontal and deeper oil and gas wells and the expansion of LNG exporting, we expect leasing activity to remain steady during 2014.

Timber income increased by $66,523 from 2012. During 2013, the Company began to see timber prices increase to acceptable levels for harvesting. The Company does expect to continue to harvest timber in 2014 as the economy improves and if timber rates remain acceptable. In addition, the Company will continue to perform its internal maintenance programs for age class timber and storm protection measures and thus the Company does sale a fluctuating minimal timber volume each year regardless of market conditions.

Surface income decreased by $205,396 from 2012. Surface income includes income from farm leases, right of way grant, hunting leases and other surface leases. This decrease was due to a pipeline right of way executed during 2012 which is not recurring revenue. The Company does anticipate an increase in surface income due to pipeline right of ways during 2014, as there are several large pipelines in the process of being permitted and laid in southwest Louisiana.

Outlook for Fiscal Year 2014

The Company continues to actively search for lands that meet our criteria of timberland with mineral potential. During 2013, the Company purchased 120 acres of timberland. With the improvement in the economy both on a national and southwest Louisiana level, the Company anticipates that finding acceptable land at reasonable fair values will become more difficult. The Company may consider land purchases in areas outside of southwest Louisiana.

Currently, there are 23 non-producing mineral leases covering approximately 1,913.73 gross acres or 453.06 net acres. The Company believes that some of these leases will be drilled and production discovered as oil and gas prices are projected to increase as the national economy improves.

The Company expects timber prices to remain stable in 2013 due to an improving housing market. We do expect timber revenue to increase as we execute stumpage agreements on acceptable terms and continue our maintenance program.

Based on the current level of new pipelines being permitted in southwest Louisiana, the Company anticipates an increase in right of way revenue in 2014. In the first quarter of 2014, the Company anticipates the closing of a pipeline right of way agreement.

Liquidity and Capital Resources

The Company’s current assets totaled $7,207,547 and total liabilities equaled $258,006 at December 31, 2013. Additional sources of liquidity include the Company’s available bank line of credit for $5,000,000.

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

Our accounts receivable consist of incomes received after year end for royalties produced prior to year end. When there are royalties that have not been received at the time of the preparation of the financial statements for months in the prior year, we estimate the amount to be received based on the last month’s royalties that were received from that particular company. We do not maintain an allowance for doubtful accounts because other than the accrual for earned but not received royalties, we have no accounts receivable.

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

Forward Looking Statements

Certain matters contained in this report are forward-looking statements including, without limitation, the information contained under the heading “Outlook for Fiscal Year 2014” in Item 7 of this report. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information may be obtained by reviewing the information set forth below under “Significant Risk Factors” and information contained in the Company’s reports periodically with the SEC.

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

Commodity Prices

The majority of the Company’s operating income comes from the sale of commodities produced from its real estate: oil and gas, and forest products. Fluctuations in these commodity prices will directly impact net income. In 2013, average gas prices paid to the Company were 55.45% higher than the average in 2012, and average oil prices, excluding plants, were lower in 2013 than in 2012, by 0.84%. If the average oil and gas prices in 2013 reverted to the 2012 averages, income before income tax would have decreased by approximately 3.61%.

Interest Rate Risks

The Company has no direct exposure to changes in foreign currency exchange rates and minimal direct exposure to interest rates. The Company has an unsecured line of credit with Whitney National Bank with no outside balance and the Company has no current plans to draw against this line.

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

As of December 31, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

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

Management has assessed the Company’s ICFR as effective as of December 31, 2013.

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

During the quarter ending December 31, 2013, the Company’s Management followed the COSO Internal Control over Financial Reporting – Guidance for Smaller Public Companies Integrated Framework (2006) when assessing the ICFR. During the quarter ending December 31, 2013, there have been no changes in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to affect the Company’s internal control over financial reporting.

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

Executive officers of Registrant are as follows:

Name	Age	Position with Registrant

Brian R. Jones	53	President, Treasurer and Director

Charles D. Viccellio	80	Vice President, Secretary and Director

The occupations of such executive officers during the last five years and other principal affiliations are:

Name	Occupations

Brian R. Jones	President since April 25, 2013, Treasurer and Director since December 1, 2006; Managing member of Brian R. Jones CPA, LLC.

Charles D. Viccellio	Vice-President and Secretary since 1997 and Director since 1996. Retired attorney from the law firm of Stockwell, Sievert, Viccellio, Clements & Shaddock, LLP.

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

(2)	Financial Statement Schedules. Financial Statement Schedules are not required.
(3)	Exhibits. See (b) below

(b)	Exhibits:

3.1	Restated/Articles of Incorporation of the Registrant are incorporated by reference to Exhibit (3)-1 to Form 10 filed April 29, 1981.
3.2	Amendment to Articles of Incorporation of the Registrant is incorporated by reference to Exhibit (3.2) to Form 10-K for year ended December 31, 2003.
3.3	By-Laws of the Registrant are incorporated by reference to Exhibit (3.3) to Form 10-Q for the quarterly period ended March 31, 2013.
10	Contract to Purchase and Sell approximately 3,495 acres in Cameron Parish, Louisiana effective July 3, 2007 is incorporated by reference to Exhibit (10) to Form 10-QSB filed August 13, 2007.
23.1	Consent of McElroy, Quirk & Burch filed herewith.
31	Certification of Brian R. Jones, President and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.
32	Certification of Brian R. Jones, President and Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2014.

CKX LANDS, INC.

BY:	/s/Brian R. Jones
Name:	Brian R. Jones
Title:	President and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated with regard to CKX Lands, Inc. on March 21, 2014.

/s/Brian R. Jones
Brian R. Jones	President, Treasurer and Director (Principal Executive and Financial Officer)

/s/Charles D. Viccellio
Charles D. Viccellio	Vice President, Secretary and Director

/s/Elizabeth Hollins
Elizabeth Hollins	Director

/s/Laura A. Leach
Laura A. Leach	Director

/s/B. James Reaves, III
B. James Reaves, III	Director

/s/Mary W. Savoy
Mary W. Savoy	Director

/s/William Gray Stream
William Gray Stream	Director

/s/Mary Leach Werner
Mary Leach Werner	Director

/s/Michael B. White
Michael B. White	Director

CKX LANDS, INC.

Table of Contents

Page
REPORT OF INDEPENDENT AUDITORS ON THE FINANCIAL STATEMENTS	15

FINANCIAL STATEMENTS

Balance Sheets	16
Statements of Income	17
Statements of Changes in Stockholders’ Equity	18
Statements of Cash Flows	19
Notes to Financial Statements	20-26

[MCELROY, QUIRK & BURCH LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:

The Board of Directors, and

Stockholders of CKX Lands, Inc.

Lake Charles, Louisiana

We have audited the accompanying balance sheets of CKX Lands, Inc. as of December 31, 2013 and 2012, and the related statements of income, stockholders' equity, and cash flows for each of the years in the two year period ended December 31, 2013. CKX Lands, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CKX Lands, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/McElroy, Quirk & Burch

Lake Charles, Louisiana

March 21, 2014

CKX Lands, Inc.

Balance Sheets

December 31, 2013 and 2012

	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$4,529,051	$5,832,167
Certificates of deposit	2,421,000	741,384
Accounts receivable	228,014	260,989
Prepaid expense and other assets	29,482	68,081
Total current assets	7,207,547	6,902,621
Property and equipment:
Building and equipment less accumulated depreciation of $84,191 and $77,504, respectively	6,241	12,928
Timber less accumulated depletion of $742,248 and $700,564, respectively	1,301,639	1,235,790
Land	4,531,179	4,434,081
Total property and equipment, net	5,839,059	5,682,3799
Total assets	$13,046,606	$12,585,420

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables and accrued expenses	$76,188	$40,874
Total current liabilities	76,188	40,874
Deferred income tax payable	181,818	181,818
Total liabilities	258,006	222,692
Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	72,256	72,256
Retained earnings	13,091,860	12,665,988

Less cost of treasury stock (157,505 shares)	(375,516)	(375,516)
Total stockholders’ equity	12,788,600	12,362,728
Total liabilities and stockholders’ equity	$13,046,606	$12,585,420

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Income

Years Ended December 31, 2013 and 2012

	2013	2012
Revenues:
Oil and gas	$1,807,320	$2,817,606
Surface	139,871	345,267
Timber	166,637	100,114
Total revenues	2,113,828	3,262,987
Costs and Expenses:
Oil and gas production	114,204	219,224
Surface	1,649	5,302
Timber	24,212	30,890
General and administrative	503,280	480,897
Depreciation and depletion	101,842	15,814
Total cost and expenses	745,187	752,127
Income from operations	1,368,641	2,510,860
Other Income / (Expense):
Interest income	16,974	14,975
Gain on sale of land and other assets	--	124,000
Net other income	16,974	138,975
Income before income taxes	1,385,615	2,649,835
Federal and State Income Taxes:
Current	415,844	842,020
Deferred	--	2,753
Total federal and state income taxes	415,844	844,773
Income before extraordinary item	969,771	1,805,062
Extraordinary Item:
Deepwater horizon settlement, net of income tax of $256,000	--	431,535
Net income	$969,771	$2,236,597

Per Common Stock (1,942,495 shares):
Income before extraordinary item	$0.50	$0.93
Extraordinary Item	$0.00	$.22
Net income	$0.50	$1.15
Dividends	$0.28	$0.28

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Changes in Stockholders’ Equity

Years ended December 31, 2013 and 2012

	Total	Retained Earnings	Capital Stock Issued	Treasury Stock
December 31, 2012 Balance	$12,362,728	$12,665,988	$72,256	$375,516

Net income	969,771	969,771	--	--
Dividends Paid	(543,899)	(543,899)	--	--
December 31, 2013 Balance	$12,788,600	$13,091,860	$72,256	$375,516

	Total	Retained Earnings	Capital Stock Issued	Treasury Stock

December 31, 2011 Balance	$10,661,917	$10,965,177	$72,256	$375,516

Net income	$2,236,597	2,236,597	--	--
Dividends Paid	(543,899)	(543,899)	--	--
Dividends Reversion	8,113	8,113	--	--
December 31, 2012 Balance	$12,362,728	$12,665,988	$72,256	$375,516

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Cash Flows

Years Ended December 31, 2013 and 2012

	2013	2012
Cash flows from operating activities:
Net income	$969,771	$2,236,597
Less non-cash (income) expenses included in net income:
Depreciation and depletion	101,842	15,814
Deferred income tax expense	--	(2,753)
Less non-operating activities:
Gain from sale of land and other assets	--	(124,000)
Change in operating assets and liabilities:
(Increase) decrease in current assets	71,574	(39,932)
Increase (decrease) in current liabilities	35,314	(99,701)
Net cash provided from operating activities	1,178,501	1,986,025

Cash flows from investing activities:
Certificate of deposits:
Maturity proceeds	1,476,384	495,625
Purchase	(3,156,000)	(261,384)
Timber:
Purchases	(161,004)	(98,174)
Land:
Proceeds		159,000
Purchases and improvements	(97,098)	(38,047)
Net cash provided from (used in) investing activities	(1,937,718)	257,020

Cash flows from financing activities:
Dividends paid	(543,899)	(543,899)
Dividend reversions	--	8,113
Net cash used in financing activities	(543,899)	(535,786)

Net increase (decrease) in cash and cash equivalents	(1,303,116)	1,707,259
Cash and cash equivalents:
Beginning	5,832,167	4,124,908
Ending	$4,529,051	$5,832,167

Supplemental disclosures of cash flow information
Cash payments for:
Interest	$--	$--
Income taxes	$378,304	$1,241,641

Supplemental schedule of noncash investing and financing activities
Net change in unrealized and realized gains on available-for-sale securities, net of taxes	$--	$--

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Notes to Financial Statements

Note 1.       Nature of Business and Significant Accounting Policies

Nature of business:

The Company’s business is the ownership and management of land. The primary activities consist of leasing its properties for minerals (oil and gas) and surface use (agriculture, right of ways, hunting) and raising timber.

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

Certificate of deposits:

Certificates of deposit have maturities greater than three months when purchased, in amounts not greater than $250,000 and no more than one certificate issued per financial institution. All certificates of deposit are held until maturity and recorded at amortized cost which approximates fair value. Certificates of deposit mature through 2014.

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

Oil and gas:

Oil and gas income is booked when the Company is notified by the well’s operator as to the Company’s share of the revenue proceeds together with the withheld severance taxes. In addition, the Company does accrue estimated oil and gas net income based on actual amounts collected from producers. This accrued amount is recorded as accounts receivable.

The Company has no capitalized costs relating to oil and gas producing activities and no costs for property acquisition, exploration and development activities.

Net Income and Dividends Paid per common stock:

Net income and dividends paid per common stock are based on the weighted average number of common stock shares outstanding during the period.

CKX Lands, Inc.

Notes to Financial Statements (continued)

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

In accordance with generally accepted accounting principles, the Company has analyzed its filing positions in federal and state income tax returns for the tax returns that remain subject to examination, generally 3 years after filing. The Company believes that all filing positions are highly certain and that all income tax filing positions and deductions would be sustained upon a taxing jurisdiction’s audit. Therefore, no reserve for uncertain tax positions is required. No interest or penalties have been levied against the Company and none are anticipated.

Note 2.       Oil and Gas Leases

Results of oil and gas leasing activities for the year ending December 31, 2013 and 2012 are as follows:

	2013	2012
Gross revenues
Royalty interests	$1,716,192	$2,558,605
Working interests	--	--
Seismic and Lease Fees	91,128	259,001
	1,807,320	2,817,606
Production costs	114,204	219,224
Results before income tax expense	1,693,116	2,598,382
Estimated income tax expense (40%)	677,246	1,039,353
Results of operations from producing activities excluding corporate overhead	$1,015,870	$1,559,029

There were no major costs, with the exception of severance taxes, incurred in connection the Company's oil and gas leasing activities, which are located entirely within the United States, during the years ended December 31, 2013 and 2012.

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

CKX Lands, Inc.

Notes to Financial Statements (continued)

Note 2.       Oil and Gas Leases (continued)

Company’s royalty and working interests share of oil and gas, exclusive of plant products, produced from leased properties:

	2013	2012

Net gas produced (MCF)	42,115	92,470
Net oil produced (Bbl)	12,765	19,543

Note 3.       Land Sale:

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

Note 4.       Deepwater Horizon Settlement

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

The attorney is the spouse of the accountant and the accountant is the Company’s President and Treasurer. The Board of Directors was advised by the President of the employment of the attorney and accountant for the filing and preparation of the claim.

Note 5.       Income Taxes

The Company files federal and state income tax returns on a calendar year basis.

The net deferred tax liability in the accompanying balance sheets includes the following components at December 31, 2013 and 2012:

	2013		2012
	Current	Non-Current	Current	Non-Current

Deferred tax assets	$--	$--	$--	$--
Deferred tax liabilities	--	(181,818)	--	(181,818)
	$--	$(181,818)	$--	$(181,818)

CKX Lands, Inc.

Notes to Financial Statements (continued)

Note 5.       Income Taxes (continued)

Reconciliations between the United States Federal statutory income tax provision, using the statutory rate of 34%, and the Company’s provision for income taxes at December 31, 2013 and 2012 are as follows:

	2013	2012
Income tax on income before extraordinary item:
Tax at statutory rates	$471,109	$900,944
Tax effect of the following:
Statutory depletion	(87,526)	(130,489)
Dividend exclusion	--	--
State income tax	33,576	71,525
Other	(1,282)	40
Income tax on income before extraordinary item	$415,877	$842,020
Income tax on extraordinary item:
Tax at statutory rates	$--	$233,762
Tax effect of the following:
State income tax	--	$22,085
Other	--	$153
Income tax on extraordinary item	$--	$256,000

Deferred income taxes result from timing differences in the recognition of revenue and expenses for tax and financial statement purposes. The effect of these timing differences at December 31, 2013 and 2012 is as follows:

	2013		2012
	Current	Non-Current	Current	Non-Current
Conversion of investment from tax cash basis to accrual basis for financial reporting	$--	--	$--	--
Unrealized net loss (gain) on marketable securities	--	--	--	--
Casualty loss	--	(121,239)	--	(121,239)
Deferred gain	--	(60,579)	--	(60,579)
	$--	(181,818)	$--	(181,818)

Note 6.       Company Operations

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, surface and timber. The Company’s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

CKX Lands, Inc.

Notes to Financial Statements (continued)

Note 6.       Company Operations (continued)

Following is a summary of segmented operations information for 2013 and 2012:

	2013	2012
Revenues
Oil and Gas	$1,807,320	$2,817,606
Surface	139,871	345,267
Timber	166,637	100,114
Total	2,113,828	3,262,987
Cost and Expenses
Oil and Gas	114,204	219,224
Surface	1,649	5,302
Timber	119,368	40,018
Total	235,221	264,544
Income from Operations
Oil and Gas	1,693,116	2,598,382
Surface	138,222	339,965
Timber	47,269	60,096
Total	1,878,607	2,998,443
Other Income (Expense) before Income Taxes	(492,992)	(348,608)
Income before Income Taxes	1,385,615	2,649,835

Identifiable Assets, net of accumulated depreciation and depletion
Oil and Gas	--	--
Surface	--	--
Timber	1,301,639	1,235,790
General Corporate Assets	11,744,967	11,349,630
Total	13,046,606	12,585,420

Capital Expenditures
Oil and Gas	--	--
Surface	--	--
Timber	161,004	98,174
General Corporate Assets	97,098	38,047
Total	258,102	136,221

Depreciation and Depletion
Oil and Gas	--	--
Agricultural	--	--
--Timber	95,155	9,128
General Corporate Assets	6,686	6,686
Total	$101,841	$15,814

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

CKX Lands, Inc.

Notes to Financial Statements (continued)

Note 6.       Company Operations (continued)

Revenue from five customers of the Company’s oil and gas segment represented approximately $759,000, $236,000, $177,000, $153,000, and $129,000, respectively, of the Company’s 2013 total revenue. In 2012, four oil and gas segment customers represented $1,324,000, $286,000, $216,000, and $179,000 respectively, of the Company’s total revenue.

Note 7.       Line of Credit

The Company has available an unsecured line of credit in the amount of $5,000,000. The balance on this line of credit was $-0- at December 31, 2013 and 2012.

Note 8.       Supplementary Income Statement Information

Taxes, other than income taxes, of $203,287 and $290,542, were charged to expense during 2013 and 2012, respectively.

Note 9.       Contingencies:

There are no material contingencies known to Management. The Company does not participate in off balance sheet arrangements.

Note 10.     Concentration of Credit Risk

The Company maintains its cash balances in two financial institutions. The amount on deposit in the financial institution is insured by the Federal Deposit Insurance Corporation up to $250,000.

Note 11.     Subsequent Events

On March 20, 2014, the Company’s Board of Directors declared a dividend of seven cents ($0.07) per common share to shareholders of record April 4, 2014 and payment date of April 18, 2014.

Note 12.     Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Class	Methods and/or Assumptions
Cash and cash equivalents:	Carrying value approximates fair value due to its readily convertible characteristic.
Certificate of Deposit:	Held until maturity and recorded at amortized cost which approximates fair value.
Securities available-for-sale	Valued at fair value which equals quoted market price.

CKX Lands, Inc.

Notes to Financial Statements (continued)

Note 12.     Disclosures About Fair Value of Financial Instruments (continued)

The estimated fair value of the Company's financial instruments at December 31, 2013 and 2012 are as follows.

(Presented in thousands)	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$4,529	$4,529	$5,832	$5,832
Certificate of deposit – short term	2,421	2,421	741	741
Securities available-for-sale	--	--	--	--
Certificate of deposit – Long term	--	--	--	--
	$6,950	$6,950	$6,573	$6,573