Form 10-Q
period 2014-03-31
CKX LANDS, INC.
filed 2014-05-13
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

CKX Lands, Inc.

Form 10-Q

For the Quarter ended March 31, 2014

Table of Contents

		Page
Part I. Financial Information

Item 1.	Financial Statements

a.	Balance Sheets as of March 31, 2014 and December 31, 2013 (Unaudited)	1
b.	Statements of Income for the Quarters ended March 31, 2014 and 2013 (Unaudited)	2
c.	Statements of Changes in Stockholders’ Equity for the Quarters ended March 31, 2014 and 2013 (Unaudited)	3
d.	Statements of Cash Flows for the Quarters ended March 31, 2014 and 2013 (Unaudited)	4
e.	Notes to Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-7

Item 4.	Controls and Procedures	8

Part II. Other Information

Item 6.	Exhibits	9

	Signature	9

Part I – Financial Information

Item 1.	FINANCIAL STATEMENTS

CKX Lands, Inc.

Balance Sheets

March 31, 2014 and December 31, 2013

(Unaudited)

	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$5,423,154	$4,529,051
Certificates of deposit	1,905,000	2,421,000
Accounts receivable	171,226	228,014
Prepaid expense and other assets	109,684	29,482
Total current assets	7,609,064	7,207,547
Property and equipment:
Building and equipment less accumulated depreciation of $85,862 and $84,191, respectively	4,570	6,241
Timber less accumulated depletion of $742,248 and $742,248, respectively	1,307,403	1,301,639
Land	4,531,179	4,531,179
Total property and equipment, net	5,843,152	5,839,059
Total assets	$13,452,216	$13,046,606

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables and accrued expenses	$92,272	$76,188
Dividends payable	135,974	--
Income tax payable - current	68,367	--
Total current liabilities	296,613	76,188
Noncurrent Liabilities:
Deferred income tax payable	181,818	181,818
Total liabilities	478,431	258,006
Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	72,256	72,256
Retained earnings	13,277,045	13,091,860
Less cost of treasury stock (157,505 shares)	(375,516)	(375,516)
Total stockholders’ equity	12,973,785	12,788,600
Total liabilities and stockholders’ equity	$13,452,216	$13,046,606

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Income

Quarters Ended March 31, 2014 and 2013

(Unaudited)

	Three Months Ended March 31
	2014	2013
Revenues:
Oil and gas	$419,572	$488,991
Surface	198,740	32,815
Timber	--	13,759
Total revenues	618,312	535,565
Costs and Expenses:
Oil and gas production	24,904	35,897
Surface	13	127
Timber	--	12,377
General and administrative	119,607	137,422
Depreciation and depletion	1,671	7,959
Total cost and expenses	146,195	193,782
Income from operations	472,117	341,783
Other Income / (Expense):
Interest income	4,071	5,433
Net other income / (expense)	4,071	5,433
Income before income taxes	476,188	347,216
Federal and State Income Taxes:
Current	155,029	103,675
Total income taxes	155,029	103,675
Net Income	$321,159	$243,541

Per Common Stock (1,942,495 shares):

Net Income	$0.17	$0.13
Dividends	$0.07	$0.07

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Changes in Stockholders’ Equity

Quarters Ended March 31, 2014 and 2013

(Unaudited)

Quarter Ended March 31, 2014:
	Total	Retained Earnings	Capital Stock Issued	Treasury Stock
December 31, 2013 Balance	$12,788,600	13,091,860	72,256	375,516
Net income	321,159	321,159	--	--
Dividends	(135,974)	(135,974)	--	--
March 31, 2014 Balance	$12,973,785	$13,277,045	72,256	375.516

Quarter Ended March 31, 2013:

	Total	Retained Earnings	Capital Stock Issued	Treasury Stock
December 31, 2012 Balance	$12,362,728	12,665,988	72,256	375,516
Net income	243,541	243,541
Dividends	(135,975)	(135,975)	--	--
March 31, 2013 Balance	$12,470,294	12,773,554	72,256	375,516

 The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Cash Flows

Quarters Ended March 31, 2014 and 2013

(Unaudited)

	2014	2013
Cash Flows From Operating Activities:
Net Income	$321,159	$243,541
Less non-cash (income) expenses included in net income:
Depreciation, depletion and amortization	1,671	7,960
Change in operating assets and liabilities:
Increase in current assets	(23,414)	(54,571)
Increase in current liabilities	84,451	38,334
Net cash provided from operating activities	383,867	235,264

Cash Flows From Investing Activities:
Certificates of deposit:
Maturity proceeds	516,000	501,384
Land, timber, equipment, and other assets::
Purchases and reforestation	(5,764)	(2,499)
Net cash provided from (used in) investing activities	510,236	498,885

Cash Flows From Financing Activities:
Dividends paid	--	--
Net cash used in financing activities	--	--

Net increase (decrease) in cash and cash equivalents	894,103	734,149

Cash and cash equivalents:
Beginning	4,529,051	5,832,167
Ending	$5,423,154	$6,566,316

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$--	$--
Income taxes	$68,000	$125,780

Supplemental schedule of non-cash investing and financing activities:
Net change in recognized and unrecognized unrealized gains (losses) on available-for-sale securities	$--	$--

The accompanying notes are an integral part of these financial statements.

 CKX Lands, Inc.

Notes to Financial Statements

March 31, 2014

(Unaudited)

Note 1.     Basis of Presentation

The accompanying unaudited financial statements of CKX Lands, Inc. (“Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. Except as described herein, there has been no material change in the information disclosed in the notes to the financial statements included in our financial statements as of and for the year ended December 31, 2013. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.

Interim results are not necessarily indicative of results for a full year. These financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2013 and Form 10-Q for the quarterly period ended March 31, 2014.

Note 2.     Income Taxes

In accordance with generally accepted accounting principles, the Company has analyzed its filing positions in federal and state income tax returns that remain subject to examination, generally 3 years after filing. The Company believes that all filing positions are highly certain and that all income tax filing positions and deductions would be sustained upon a taxing jurisdiction’s audit. Therefore, no reserve for uncertain tax positions is required. No interest or penalties have been levied against the Company and none are anticipated.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue

Revenues for the first three months of 2014 increased by $82,747 from the revenues for the first three months of 2013. This change is presented by revenue source below:

	2014	2013	Increase / (Decrease)
Oil and gas revenues
Oil royalties	$321,261	$335,092	$(13,831)
Gas royalties	40,112	48,989	(8,877)
Plant royalties	35,378	49,044	(13,666)
Lease rentals	22,821	55,866	(33,045)
Geophysical	--	--	--
Timber revenue	--	13,759	(13,759)
Surface revenue	198,740	32,815	165,925
Total Revenue	$618,312	$535,565	$82,747

Oil and gas revenues are reported to the Company by producers of the oil and gas wells. The Company’s determination or calculation of the type, quantity and average prices are based on supporting royalty payment detail provided by the producer of the oil and gas wells. Based on this information, the following schedule summarizes barrels and MCF produced and average price per barrel and per MCF.

	Three Months Ended 03/31/14	Three Months Ended 03/31/13
Net oil produced (Bbl)(2)	3,274	3,310
Average oil sales price (per Bbl)(1,2)	$98.11	$101.22

Net gas produced (MCF)	8,625	12,098
Average gas sales price (per MCF)(1)	$4.65	$4.05

Notes to above schedule:

(1) Before deduction of production and severance taxes.

(2) Excludes plant products.

Based on the producer provided information, the net decrease in oil and gas royalty revenues was due to well depletion and one new well’s production during this quarter. In addition to the reduction in barrels and MCF, the average sales price per barrel decreased $3.11 but the average sales price per MCF increased by $0.60.

Lease rentals decreased $33,045 from the 2013 amounts. These revenues are not predictable and can vary significantly from year to year.

Management believes that current oil and gas activity is driven by the current and forecasted commodity prices and demand for oil and gas. Management believes that oil and gas activity which includes lease rentals and geophysical as well as oil and gas production will continue to be strong for the next six months.

Surface revenue increased by $165,925 from 2013 revenue. This increase is primarily attributable to one right of way agreement, $173,177 in revenue, for a large pipeline to service the expanding petrochemical industry in Southwest Louisiana. The Company is currently negotiating another pipeline agreement of similar scope. Pipeline and other right of ways are not unusual to the Company; however agreements of this scope are unusual. These revenues are not predictable and can vary significantly from year to year.

Timber prices have improved since the comparative prior year quarter, and the Company is currently working to negotiate stumpage agreements on acceptable terms and conditions and expects timber revenue to increase during the 2014 fiscal year.

Costs and Expenses

Oil and gas production costs, primarily severance taxes, decreased by $10,993 in 2014. This decrease is directly related to lower oil and gas revenues.

General and administrative expenses decreased by $17,815 primarily due to non-recurring property management expenses related to personnel changes at one of our property managers and an increase in the current quarter expenses for professional services related to investigation of potential land acquisitions and legal review for various transactions.

Financial Condition

Cash and short term certificates of deposit total $7,328,154 and total liabilities equaled $478,431at March 31, 2014. Management believes existing cash and short term certificates of deposit together with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions. Additional sources of liquidity include the Company’s available bank line of credit of $5,000,000.

The Company declared another seven cents per common share during the quarter ended March 31, 2014. It is anticipated that the Company will be able to continue paying a seven cents per common share dividend each quarter. From time to time, the Company may elect to pay an extra dividend. In determining if an extra dividend will be declared, the Board of Directors will take into consideration the Company’s current liquidity and capital resources and the availability of suitable timberland that has mineral potential.

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

During the quarter covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the principal executive officer and principal financial officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

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

Management has assessed the Company’s ICFR as effective as of March 31, 2014.

During the quarter covered by this report, the Company’s Management followed the COSO Internal Control over Financial Reporting – Guidance for Smaller Public Companies Integrated Framework (2006) when assessing the ICFR. During the quarter covered by this report, there have been no changes in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1 – 5.	Not Applicable

Item 6.	EXHIBITS

3.1	Restated/Articles of Incorporation of the Registrant are incorporated by reference to Exhibit (3)-1 to Form 10 filed April 29, 1981.

3.2	Amendment to Articles of Incorporation of the Registrant is incorporated by reference to Exhibit (3.2) to Form 10-K for year ended December 31, 2003.

3.3	By-Laws of the Registrant are incorporated by reference to Exhibit (3.3) to Form 10-Q for the quarter ended March 31, 2013.

10	Contract to Purchase and Sell approximately 3,495 acres in Cameron Parish, Louisiana effective July 3, 2007 is incorporated by reference to Exhibit (10) to Form 10-QSB filed August 13, 2007.

31	Certification of Brian R. Jones, President and Treasurer_ Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32	Certifications of President and Treasurer_ Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*XBRL	information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*************************

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKX Lands, Inc.

Date: May 13, 2014	/s/ Brian R. Jones
Brian R. Jones
President and Treasurer