Form 10-Q
period 2014-06-30
CKX LANDS, INC.
filed 2014-08-07
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, everyInteractive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

CKX Lands, Inc.

Form 10-Q

For the Quarter ended June 30, 2014

Table of Contents

		Page
Part I. Financial Information

Item 1.	Financial Statements

a.	Balance Sheets as of June 30, 2014 and December 31, 2013 (Unaudited)	1
b.	Statements of Income for the quarter and six months ended June 30, 2014 and 2013 (Unaudited)	2
c.	Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2014 and 2013 (Unaudited)	3
d.	Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (Unaudited)	4
e.	Notes to Financial Statements as of June 30, 2014 (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-7

Item 4.	Controls and Procedures	8

Part II. Other Information

Item 6.	Exhibits	9

	Signature	9

Part I – Financial Information

Item 1.	FINANCIAL STATEMENTS

CKX Lands, Inc.

Balance Sheets

June 30, 2014 and December 31, 2013

(Unaudited)

	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$4,350,756	$4,529,051
Certificates of deposit	2,390,000	2,421,000
Accounts receivable	171,639	228,014
Prepaid expense and other assets	129,832	29,482
Total current assets	7,042,227	7,207,547
Property and equipment:
Building and equipment less accumulated depreciation of $87,533 and $84,191, respectively	2,898	6,241
Timber less accumulated depletion of $754,390 and $742,248, respectively	1,499,100	1,301,639
Land	4,738,857	4,531,179
Total property and equipment, net	6,240,855	5,839,059
Total assets	$13,283,082	$13,046,606

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables and accrued expenses	$62,745	$76,188
Total current liabilities	62,745	76,188
Deferred income tax payable	181,818	181,818
Total liabilities	244,563	258,006
Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	72,256	72,256
Retained earnings	13,341,779	13,091,860
Less cost of treasury stock (157,505 shares)	(375,516)	(375,516)
Total stockholders’ equity	13,038,519	12,788,600
Total liabilities and stockholders’ equity	$13,283,082	$13,046,606

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Income

Quarter and Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Oil and gas	$437,865	$358,013	$857,437	$847,004
Timber	15,089	41,382	15,089	55,141
Surface	16,779	56,612	215,519	89,427
Total revenues	469,733	456,007	1,088,045	991,572
Costs and Expenses:
Oil and gas production	25,197	16,620	50,101	52,517
Timber	870	3,572	870	15,949
Surface	781	695	794	822
General and administrative	148,341	117,991	267,948	255,413
Depreciation and depletion	13,813	6,875	15,484	14,834
Total cost and expenses	189,002	145,753	335,197	339,535
Income from operations	280,731	310,254	752,848	652,037
Other Income / (Expense):
Interest income	3,762	2,581	7,833	8,014
Net other income / (expense)	3,762	2,581	7,833	8,014
Income before income taxes	284,493	312,835	760,681	660,051
Federal and state income taxes:
Current	83,784	96,384	238,813	200,059
Total income taxes	83,784	96,384	238,813	200,059
Net Income	$200,709	$216,451	$521,868	$459,992

Per Common Stock (1,942,495 shares):
Net Income	$0.10	$0.11	$0.27	$0.24
Dividends	$0.07	$0.07	$0.14	$0.14

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2014 and 2013

(Unaudited)

Six Months Ended June 30, 2014:
	Total	Retained Earnings	Capital Stock Issued	Treasury Stock
December 31, 2013 Balance	$12,788,600	$13,091,860	$72,256	$375,516
Net income	521,868	521,868	--	--
Dividends	(271,949)	(271,949)	--	--
June 30, 2014 Balance	$13,038,519	$13,341,779	$72,256	$375,516

Six Months Ended June 30, 2013:
	Total	Retained Earnings	Capital Stock Issued	Treasury Stock
December 31, 2012 Balance	$12,362,728	$12,665,988	$72,256	$375,516
Net income	459,992	459,992	--	--
Dividends	(271,949)	(271,949)	--	--
June 30, 2013 Balance	$12,550,771	$12,854,031	$72,256	$375,516

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Cash Flows

Six Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013
Cash Flows From Operating Activities:
Net Income	$521,868	$459,992
Less non-cash (income) expenses included in net income:
Depreciation, depletion and amortization	15,484	14,834
Change in operating assets and liabilities:
Decrease (increase) in current assets	(43,975)	46,485
Increase (decrease) in current liabilities	(13,443)	17,741
Net cash provided from operating activities	479,934	539,052

Cash Flows From Investing Activities:
Certificates of deposit:
Maturity proceeds	1,941,000	501,384
Purchases	(1,910,000)	(1,501,000)
Land, timber, equipment and other assets:
Purchases	(417,280)	(2,499)
Net cash used in investing activities	(386,280)	(1,002,115)

Cash Flows From Financing Activities:
Dividends paid, net of reversion	(271,949)	(271,949)
Net cash used in financing activities	(271,949)	(271,949)
Net increase (decrease) in cash and cash equivalents	(178,295)	(735,012)

Cash and cash equivalents:
Beginning	4,529,051	5,832,167
Ending	$4,350,756	$5,097,155

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$--	$--
Income taxes	$276,000	$208,545

Supplemental schedule of non-cash investing and financing activities:
Net change in recognized and unrecognized unrealized gains (losses) on available-for-sale securities	$--	$--

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Notes to Financial Statements

June 30, 2014

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

Interim results are not necessarily indicative of results for a full year. These financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2013and Form 10-Q for the quarter period ended June 30, 2013.

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue

Comparison of Revenues for the six months ended June 30, 2014 and 2013 follows:

	2014	2013	$ Change	% Change
Oil and Gas	857,437	847,004	10,433	1.23%
Timber	15,089	55,141	(40,052)	(72.64)%
Surface	215,519	89,427	126,092	141.00%

Oil and Gas

CKX leases its property to oil and gas operators and collects income through its land ownership in the form of oil and gas royalties and lease rentals and geophysical revenues. A breakdown of oil and gas revenues follows:

	2014	2013	$ Change	% Change
Oil	669,971	680,181	(10,210)	(1.50)%
Gas	101,035	91,295	9,740	10.67%
Lease and Geophysical	86,431	75,528	10,903	14.44%

Total	857,437	847,004	10,433	1.23%

CKX received oil and gas revenues from 106 and 96 wells during the quarter ended June, 2014 and 2013, respectively. The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF.

	2014	2013
Net oil produced (Bbl)(2)	6,048	5,753
Average oil sales price (per Bbl)(1,2)	$100.48	$104.15

Net gas produced (MCF)	19,387	21,655
Average gas sales price (per MCF)(1)	$5.21	$4.22

Notes to above schedule:

(1) Before deduction of production and severance taxes.

(2) Excludes plant products.

Lease and geophysical increased $10,903 from the 2013 amounts. These revenues are not predictable and can vary significantly from year to year.

Management believes that current oil and gas activity is driven by the current and forecasted commodity prices and demand for oil and gas. Management believes that oil and gas activity which includes oil and gas production as well as lease rentals and geophysical will continue to be strong for the next six months.

Timber prices have improved since the comparative prior year quarter, and the Company has negotiated a stumpage agreement on acceptable terms and conditions and these timber revenues will begin to be reported in the third quarter of 2014.

Surface revenue increased by $126,092 from 2013 revenue. This increase is primarily attributable to one right of way agreement, $173,177 in revenue, for a large pipeline to service the expanding petrochemical industry in Southwest Louisiana. The Company is currently negotiating another pipeline agreement of similar scope. Pipeline and other right of ways are not unusual to the Company; however agreements of this scope are unusual. These revenues are not predictable and can vary significantly from year to year.

Costs and Expenses

Oil and gas production costs, primarily severance taxes, decreased by $2,416 in 2014. Although oil and gas revenues increases, the decrease in most likely due to certain Louisiana tax incentives for new well activities.

General and administrative expenses increased by $12,535 primarily due to increases in officer incentive pay, director pay , the timing of our annual meeting expenses, and professional services related to investigation of potential land acquisitions and legal services. These increases were offset by a non-recurring property management expense related to personnel changes at one of our managers in the prior year.

Other costs and expenses incurred for the six months ended June 30, 2014 were generally consistent with 2013 reported amounts.

Financial Condition

Current assets totaled $7,042,227 and total liabilities equaled $244,563 at June 30, 2014. Management believes available cash and certificates of deposit together with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions. Additional sources of liquidity include an available bank line of credit of $5,000,000.

The Company declared and paid a seven cents per common share during the quarter ended June 30, 2014. It is anticipated that the Company will be able to continue paying a seven cents per common share dividend each quarter. From time to time, the Company may elect to pay an extra dividend. In determining if an extra dividend will be declared, the Board of Directors will take into consideration the Company’s current liquidity and capital resources and the availability of suitable timberland that has mineral potential.

Issues and Uncertainties

This Quarterly Report contains forward-looking statements. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those discussed below, which, among others, should be considered in evaluating the Company’s financial outlook.

Revenues from oil and gas provide a significant portion of the Company’s net income and cash flows. These revenues come from wells operated by other companies on property owned by CKX Lands, Inc. Consequently, these revenues fluctuate due to changes in oil and gas prices and changes in the operations of these other companies.

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

Part II. Other Information

Item 1 – 5.	Not Applicable

Item 6.	EXHIBITS

3.1	Restated/Articles of Incorporation of the Registrant are incorporated by reference to Exhibit (3)-1 to Form 10 filed April 29, 1981.

3.2	Amendment to Articles of Incorporation of the Registrant is incorporated by reference to Exhibit (3.2) to Form 10-K for year ended December 31, 2003.

3.3	By-Laws of the Registrant are incorporated by reference to Exhibit (3.3) to Form 10-Q for the quarter ended March 31, 2013.

10	Contract to Purchase and Sell approximately 3,495 acres in Cameron Parish, Louisiana effective July 3, 2007 is incorporated by reference to Exhibit (10) to Form 10-QSB filed August 13, 2007.

31	Certification of Brian R. Jones, President and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32	Certification of President and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

**XBRL	information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

************************************

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CKX Lands, Inc.

Date: August 7, 2014	/s/ Brian R. Jones
Brian R. Jones
President and Treasurer