Form 10-Q
period 2014-09-30
CKX LANDS, INC.
filed 2014-11-10
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

CKX Lands, Inc.

Form 10-Q

For the Quarter ended September 30, 2014

Table of Contents

Page
Part I.	Financial Information

	Item 1. Financial Statements

	a. Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013	1
	b. Statements of Income for the quarter and nine months ended September 30, 2014 and 2013 (Unaudited)	2
	c. Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2014 and 2013 (Unaudited)	3
	d. Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (Unaudited)	4
	e. Notes to Financial Statements (Unaudited)	5

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-7

	Item 4. Controls and Procedures	8

Part II.	Other Information

	Item 6. Exhibits	9

	Signature	9

Part I – Financial Information

Item 1.	FINANCIAL STATEMENTS

CKX Lands, Inc.

Balance Sheets

September 30, 2014 and December 31, 2013

	(Unaudited)
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$4,712,990	$4,529,051
Certificates of deposit	2,120,000	2,421,000
Accounts receivable	176,637	228,014
Prepaid expense and other assets	40,605	29,482
Total current assets	7,050,232	7,207,547
Non-current Assets:
Certificates of deposit	240,000	--
Property and equipment:
Building and equipment less accumulated depreciation of $89,205 and $84,191, respectively	1,227	6,241
Timber less accumulated depletion of $784,200 and $742,248, respectively	1,532,290	1,301,639
Land	4,957,135	4,531,179
Total property and equipment, net	6,490,652	5,839,059
Total assets	$13,780,884	$13,046,606

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables and accrued expenses	$103,027	$76,188
Income taxes payable	8,278	--
Total current liabilities	111,305	76,188
Non-current Liabilities:
Deferred income tax payable	224,426	181,818
Total liabilities	335,731	258,006
Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	72,256	72,256
Retained earnings	13,748,413	13,091,860
Less cost of treasury stock (157,505 shares)	(375,516)	(375,516)
Total stockholders’ equity	13,445,153	12,788,600
Total liabilities and stockholders’ equity	$13,780,884	$13,046,606

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Income

Quarter and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Oil and gas	$355,880	$521,256	$1,213,317	$1,368,261
Timber	475,999	27,584	491,088	82,724
Surface	206,315	33,561	421,834	122,988
Total revenues	1,038,194	582,401	2,126,239	1,573,973
Costs and Expenses:
Oil and gas production	27,002	33,339	77,103	85,856
Timber	14,716	7,537	15,586	23,486
Agriculture	486	648	1,279	1,470
General and administrative	131,174	122,679	399,121	378,090
Depreciation and depletion	31,481	1,671	46,966	16,507
Total cost and expenses	204,859	165,874	540,055	505,409
Income from operations	833,335	416,527	1,586,184	1,068,564
Other Income / (Expense):
Interest income	4,379	4,901	12,212	12,915
Net other income / (expense)	4,379	4,901	12,212	12,915
Income before income taxes	837,714	421,428	1,598,396	1,081,479
Federal and State Income Taxes:
Current	252,497	127,737	491,310	327,796
Deferred	42,609	--	42,609	--
Total income taxes	295,106	127,737	533,919	327,796
Net income	$542,608	$293,691	$1,064,477	$753,683

Per Common Stock (1,942,495 shares):
Net income	$0.28	$0.15	$0.55	$0.39
Dividends	$0.07	$0.07	$0.21	$0.21

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Stockholders’ Equity

Nine Months Ended September 30, 2014 and 2013

(Unaudited)

Nine Months Ended September 30, 2014:
	Total	Retained Earnings	Capital Stock Issued	Treasury Stock
December 31, 2013 Balance	$12,788,600	$13,091,860	$72,256	$375,516
Net income	1,064,477	1,064,477	--	--
Dividends	(407,924)	(407,924)	--	--
September 30, 2014 Balance	$13,445,153	$13,748,413	$72,256	$375,516

Nine Months Ended September 30, 2013:
	Total	Retained Earnings	Capital Stock Issued	Treasury Stock
December 31, 2012 Balance	$12,362,728	$12,665,988	$72,256	$375,516
Net Income	753,683	753,683	--	--
Dividends	(407,924)	(407,924)	--	--
September 30, 2013 Balance	$12,708,487	$13,011,747	$72,256	$375,516

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Cash Flows

Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	2014	2013
Cash Flows From Operating Activities:
Net Income	$1,064,477	$753,683
Less non-cash (income) expenses included in net income:
Depreciation, depletion and amortization	46,966	16,507
Deferred income tax expense	42,609	--
Change in operating assets and liabilities:
(Increase) decrease in current assets	40,254	(45,449)
Increase (decrease) in current liabilities	35,116	42,968
Net cash provided from operating activities	1,229,422	767,709

Cash Flows From Investing Activities:
Certificates of deposit:
Maturity proceeds	2,691,000	741,384
Purchases	(2,630,000)	(2,421,000)
Land, timber, equipment and other assets:
Purchases	(698,559)	(2,499)
Net cash provided from (used in) investing activities	(637,559)	(1,682,115)

Cash Flows From Financing Activities:
Dividends paid, net of reversion	(407,924)	(407,924)
Net cash used in financing activities	(407,924)	(407,924)
Net increase (decrease) in cash and cash equivalents	183,939	(1,322,330)

Cash and cash equivalents:
Beginning	4,529,051	5,832,167
Ending	$4,712,990	$4,509,837

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$--	$--
Income taxes	$466,000	$328,305

Supplemental schedule of non-cash investing and financing activities:
Net change in recognized and unrecognized unrealized gains (losses) on available-for-sale securities	$--	$--

The accompanying notes are an integral part of these financial statements.

 CKX Lands, Inc.

Notes to Financial Statements

September 30, 2014

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

Interim results are not necessarily indicative of results for a full year. These financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2013 and Form 10-Q for the quarter ended September 30, 2013.

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

Note 3:     1033 Exchange:

During the third quarter of 2014, the Company sold a right of way to a utility company under threat of expropriation for $106,521 and the gain was $106,521. This transaction was structured as a “deferred exchange” pursuant to Paragraph 1033 of the Internal Revenue Code (1033 Exchange) for income tax purposes and as such the gain of $106,521 was deferred for income tax purposes. During September, 2014, the Company purchased 180 acres of timberland located in Jefferson Davis Parish, Louisiana for $279,828 of which $63,000 was the value of timber on the land. The land valued at $216,828 was used as replacement property for the 1033 Exchange deferred gain above. The Company recognized a deferred income tax of $42,609 on this transaction.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Results of Operations

Revenue

Comparison of Revenues for the nine months ended September 30, 2014 and 2013 follows:

	2014	2013	$ Change	% Change
Oil and Gas	1,213,317	1,368,261	(154,944)	(11.32)%
Timber	491,088	82,724	408,364	493.65%
Surface	421,834	122,988	298,846	242.99%

Total	2,126,239	1,573,973	552,266	35.09%

Oil and Gas

CKX leases its property to oil and gas operators and collects income through its land ownership in the form of oil and gas royalties and lease rentals and geophysical revenues. A breakdown of oil and gas revenues follows:

	2014	2013	$ Change	% Change
Oil	944,550	1,131,231	(186,681)	(16.50)%
Gas	181,318	149,902	31,416	20.96%
Lease and Geophysical	87,449	87,128	321	0.37%

Total	1,213,317	1,368,261	(154,944)	(11.32)%

CKX received oil and gas revenues from 113 and 132 wells during the nine month period ended September 30, 2014 and 2013, respectively. The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF.

	2014	2013
Net oil produced (Bbl)(2)	8,531	9,744
Average oil sales price (per Bbl)(1,2)	$101.17	$104.38

Net gas produced (MCF)	34,694	34,306
Average gas sales price (per MCF)(1)	$5.23	$4.37

Notes to above schedule:

(1) Before deduction of production and severance taxes.

(2) Excludes plant products.

Lease and geophysical revenues increased $321 from 2013 amounts. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Management believes oil and gas activity is driven by the current and forecasted commodity prices, demand for oil and gas, and upstream and downstream industry activity. Management believes that oil and gas activity which includes oil and gas production as well as lease rentals and geophysical will continue at the current pace for the next six months.

The Company began the execution of its stumpage agreement negotiated in the second quarter of 2014 and reported timber revenues of $475,999, substantially related to this agreement with one timber company. The Company estimates that an additional $200,000 in timber value remains to be clear cut and timing will be dependent on weather conditions. The stumpage agreement includes 355 acres of timber land. Management believes that timber prices will remain at current levels over the next six months and plans to market an additional stumpage agreement next fiscal year.

Surface revenue increased by $298,846 from 2013 revenue. This increase is primarily attributable to two right of way agreements totaling $304,929 for a large pipeline and electrical utility station to service the expanding petrochemical and LNG industry in Southwest Louisiana. Pipeline, utility and other right of ways are not unusual to the Company; however agreements of this magnitude are unusual. Surface revenues are not predictable and can vary significantly from year to year.

Costs and Expenses

Oil and gas production costs, primarily severance taxes, decreased by $8,753 in 2014. Although oil and gas revenues increases, the decrease in most likely due to certain Louisiana tax incentives for new well activities.

General and administrative expenses increased by $21,031 primarily due to increases in officer incentive pay, director pay and professional services related to investigation of potential land acquisitions, expropriations and contract negotiations. These increases were offset by a non-recurring property management expense related to personnel changes of one of our managers in the prior year.

Other costs and expenses incurred for the nine months ended September 30, 2014 were generally consistent with 2013 reported amounts.

Financial Condition

Current assets totaled $7,050,232 and total liabilities equaled $335,731 at September 30, 2014. Management believes available cash and certificates of deposit together with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions. Additional sources of liquidity include an available bank line of credit of $5,000,000.

The Company declared and paid a seven cents per common share during the quarter ended September 30, 2014. It is anticipated that the Company will be able to continue paying a seven cents per common share dividend each quarter. From time to time, the Company may elect to pay an extra dividend. In determining if an extra dividend will be declared, the Board of Directors will take into consideration the Company’s current liquidity and capital resources and the availability of suitable timberland that has mineral potential.

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

CKX Lands, Inc.

Date: November 10, 2014	/s/ Brian R. Jones
Brian R. Jones
President and Treasurer