Form 10-K
period 2014-12-31
CKX LANDS, INC.
filed 2015-03-23
CIK 352955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

YES ☐     NO ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014 based on the closing price on that date of $16.71 was $23,383,640.

The number of shares of the registrant’s Common Stock outstanding as of March 20, 2015, was 1,942,495.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement prepared in connection with the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

The Company’s shares are listed on the NYSE MKT (previously known as NYSE AMEX), under the symbol CKX. As of March 20, 2015, there were 1,942,495 shares outstanding. The Company had a common equity public float of less than $75 million as of the last business day of the second fiscal quarter. Consequently, the Company is a small reporting company under the Securities Exchange Commission regulations.

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

The Company will provide to stockholders without charge upon their written request a copy of the registrant's annual report on Form 10-K, including the financial statements and the financial statement schedules, required to be filed with the Securities and Exchange Commission for the registrant's most recent fiscal year.  Requests should be sent to Brian Jones, President, CKX Lands, Inc., 1508 Hodges Street, Lake Charles, LA 70601.

The Company owns land, timber, and mineral interests and collects income through its ownership in the form of oil and gas royalties, timber sales, and surface leases for farming, right of way and other uses. The Company is not involved in the exploration or production of oil and gas nor does it actively farm its lands.

CKX owns a 100% interest in 6,243 acres, 16.667% undivided interest in 35,575 acres, 40% undivided interest in 1,579 acres and 50% undivided interest in 443 acres resulting in an ownership of approximately 13,025 net acres.

CKX does not perform or cause to have performed oil and gas producing activities inasmuch as: (1) we do not search for crude oil or natural gas in their natural states; (2) we do not acquire property for the purpose of exploration or the removing of oil and gas; and (3) we are not involved in construction, drilling and/or production activities necessary to retrieve oil and gas.

Oil and gas royalties are paid by the operators who own the wells. Timber income is paid by the highest bidder of the timber. There are several mills in the immediate area that compete for timber. Surface income is received for farming, right of way or other surface land uses. The prices paid for oil, gas and timber depend on national and international market conditions. Prices paid for surface leases depend on regional and local market conditions. Oil and gas revenues were 56.66% of the Company’s total revenues in 2014 and 85.50% in 2013.

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

Customers

The Company’s customers are those who have mineral leases on Company lands, purchase timber in competitive bids or execute surface leases for farm or other purposes. During 2014, the Company received approximately 74.42% of its total revenues from the following customers:

Customer	Revenue Type	% of Total Revenue
Midstates Petroleum Company	Oil & Gas	25.96%
Georgia Pacific	Timber	23.84%
Swift Energy Operating LLC	Oil & Gas	6.62%
Enterprise Pipeline	Surface	6.61%
Riceland Petroleum Company	Oil & Gas	6.11%
Entergy Corporation	Surface	5.29%

Loss of cash receipts from any of these customers or revenue streams would have a material adverse effect on the Company.

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

The Company owns a total of 13,025 net acres in the Louisiana Parishes of Allen, Beauregard, Calcasieu, Cameron, Jefferson Davis, LaFourche, Sabine, St. Landry and Vermilion. Most of the acreage is in Southwest Louisiana. As presented in the table below, some of the Company lands are owned in indivision.

		Net Acres (acres)
100.000%	Ownership of 6,243 acres	6,243
40.000%	Ownership of 1,579 acres	632
50.000%	Ownership of 443 acres	221
16.667%	Ownership of 35,575 acres	5,929

Of the total 13,025 net acres owned by CKX, timberland comprises 9,637 acres, 2,251 acres are agricultural land, 943 acres are marsh land and 194 acres are future subdivision land.

The table below shows, for the years ended December 31, 2014 and December 31, 2013, the Company’s net gas produced in thousands of cubic feet (MCF), net oil produced in barrels (Bbl), and average sales prices relating to oil and gas attributable to the royalty interests of the Company as reported by the various producers.

	Year Ended 12/31/14	Year Ended 12/31/13
Net gas produced (MCF)	46,457	42,117
Average gas sales price (per MCF)(1)	$5.05	$4.42

Net oil produced (Bbl)(2)	10,593	13,273
Average oil sales price (per Bbl)(1,2)	$98.03	$104.62

Notes to above schedule:

(1) Before deduction of severance taxes and other charges.

(2) Excludes plant products.

Item 3.	LEGAL PROCEEDINGS

The Company was not involved in any legal proceedings as of December 31, 2014.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended December 31, 2014.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the NYSE MKT (previously known as NYSE AMEX) under the trading symbol CKX since its listing on December 8, 2003. Prior to the listing there was no established public trading market for the Common Stock, and there had been only limited and sporadic trading in the Common Stock, principally among its shareholders. On March 20, 2015, there were approximately 480 stockholders of record. There were no sales of unregistered securities of the Company and no purchases or sales of CKX equity securities during 2014 by the Company. The closing price for the Common Stock was $14.42 on March 19, 2015. The following table sets forth the high and low sales prices for the Common Stock by quarter during 2014 and 2013.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Common stock price per share 2014	high	16.20	16.80	17.05	16.30
	Low	14.26	14.58	15.42	15.40
Common stock price per share 2013	high	15.99	15.50	15.43	16.13
	low	11.58	13.05	13.75	14.13

The Company has paid cash dividends since 1990. The Company is currently paying a quarterly dividend of 7¢ per share and intends to maintain paying quarterly dividends. From time to time, the Company may elect to pay an extra dividend. In determining if an extra dividend will be declared, the Board of Directors will take into consideration the Company’s current liquidity and capital resources and the availability of suitable timberland that has mineral potential. The Company did not pay an extra dividend to shareholders in 2014 or 2013. A summary of cash dividends declared is set forth in the table below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Total

Cash Dividend per Share
2014	$0.07	0.07	0.07	0.07	0.28
2013	$0.07	0.07	0.07	0.07	0.28

Pursuant to a dividend reversion clause in the Company’s Articles of Incorporation, dividends not claimed within one year after a dividend becomes payable will expire and revert in full ownership to the Company and the Company’s obligation to pay such dividend will cease. During 2014 and 2013, the Company received $11,413 and $0, respectively, in dividend reversions.

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

Today most of the Company’s income is derived from mineral royalties and timber sales from the Company lands. CKX receives income from royalty interest and mineral leases related to oil and gas production, timber sales, and surface rents. Although CKX is active in the management of its land and planting and harvesting its timber, CKX is passive in the production of income from oil and gas production in that CKX does not explore for oil and gas, or operate wells. These oil and gas activities are performed by unrelated third parties.

The Company’s oil and gas income fluctuates as new oil and gas production is discovered on Company land and then ultimately depletes or becomes commercially uneconomical to produce.

CKX has small royalty interests in 37 different producing oil and gas fields. The size of each royalty interest is determined by the Company’s net ownership in the acreage unit for the well. CKX’s royalty interests range from 0.0034% for the smallest to 7.62% for the largest. As the Company does not own or operate the wells, it does not have access to any reserve information.

Eventually, the oil and gas under the Company’s current land holdings will be depleted. The Company is constantly looking for additional land to be purchased in southwest Louisiana. Preferably, the Company searches for timberland that has mineral potential.

Results of Operations

Fiscal Year 2014 Compared to Fiscal Year 2013

Total revenues for 2014 were $2,618,741, an increase 23.89% when compared with 2013 revenues of $2,113,828. Total revenue consists of oil and gas, timber, and surface revenues.

Oil and gas revenues were 56.66% and 85.50% of total revenues for 2014 and 2013, respectively. Oil and gas revenues consist of royalty revenue and lease rental revenue. During 2014 these revenues changed from 2013 as follows:

	2014	2013	$ Change	% Change

Royalty	$1,366,281	$1,716,192	$(349,911)	(20.39)%
Lease Rental	117,499	91,128	26,371	28.94%
Total	$1,483,780	$1,807,320	$(323,540)	(17.90)%

During 2014, royalty revenues from gas production increased by approximately 4,340 MCF, and the average gas sales price per MCF increased by approximately $0.63 resulting in an increase in gas revenue of $48,536. Revenue from oil production, including plants, decreased by $399,897. This decrease was due to the net effect of a decrease of $6.59 in the average barrel sales price, not including plants, and a decrease in production of approximately 2,680 barrels, not including plants, and a decrease in plants revenue of $49,740.

The following four fields produced 77.82% of the Company’s oil and gas revenues in 2014. The following table shows the number of barrels of oil (Bbl Oil) and MCF of gas (MCF Gas) produced from these fields.

Field	Bbl Oil	MCF Gas
South Bear Head Creek	5,149	3,948
Cowards Gully	2,061	4,602
South Lake Charles	744	7,935
South Gordon	672	4,035

Notes to above schedule:

(1)	Before deduction of severance taxes and other charges.
(2)	Excludes plant products.

In 2013, the following three fields produced 70.75% of the Company’s oil and gas revenues. The following table shows the number of barrels of oil (Bbl Oil) and MCF of gas (MCF Gas) produced from these fields.

Field	Bbl Oil	MCF Gas
South Bear Head Creek	5,781	5,965
Cowards Gully	2,317	7,555
South Jennings	623	14,518

Notes to above schedule:

(1)	Before deduction of severance taxes and other charges.
(2)	Excludes plant products.

From review of the limited information provided by the field operators, it appears that three new wells went into production in existing fields during 2014.

In 2014, the Company was a lessor in 9 new mineral leases covering a total of 1,518.829 gross acres or 173.871 net acres. The new leased acres are located in 3 different parishes.

Timber income increased by $532,136 from 2013. The Company harvested timber during 2014 due to acceptable timber prices. In addition, the Company will continue to perform its internal maintenance programs for age class timber and storm protection measures and thus the Company does sell a fluctuating minimal timber volume each year regardless of market conditions.

Surface income increased by $296,317 from 2013. Surface income includes income from farm leases, right of way grants, hunting leases and other surface leases. This increase was due to two right of way agreements executed during 2014 which are not recurring revenue.

Outlook for Fiscal Year 2015

The Company continues to actively search for lands that meet our criteria of timberland with mineral potential. During 2014, the Company purchased 380 acres of timberland. The Company anticipates that finding acceptable land at reasonable fair values during 2015 is likely. The Company may consider land purchases outside of southwest Louisiana.

Oil and gas prices have dropped significantly from the 2014 average per Bbl and MCF prices in the last quarter of 2014 and the first quarter of 2015. The Company expects oil and gas revenues to be significantly less in 2015 than in 2014 due to this drop in prices as well as oil and gas companies reportedly decreasing exploration and production capital expenditure budgets.

Currently, there are 28 non-producing mineral leases covering approximately 3,243.91 gross acres or 599.48 net acres. The Company believes that it is likely that some of these leases will be drilled and production discovered.

The Company does expect to continue to harvest timber in 2015 assuming timber prices remain stable or improve. Timber revenue in 2015 is expected to remain flat when compared to 2014 revenue levels.

Liquidity and Capital Resources

The Company’s current assets totaled $7,102,092 and total liabilities equaled $285,663 at December 31, 2014. Additional sources of liquidity include the Company’s available bank line of credit for $5,000,000.

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

Forward Looking Statements

Certain matters contained in this report are forward-looking statements including, without limitation, the information contained under the heading “Outlook for Fiscal Year 2015” in Item 7 of this report. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information may be obtained by reviewing the information set forth below under “Significant Risk Factors” and information contained in the Company’s reports periodically with the SEC.

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

Commodity Prices

The majority of the Company’s operating income comes from the sale of commodities produced from its lands: oil and gas, and forest products. Fluctuations in these commodity prices will directly impact net income. In 2014, average gas prices paid to the Company were 14.31% higher than the average in 2013, and average oil prices, excluding plants, were lower in 2014 than in 2013, by 6.30%. If the average oil and gas prices in 2014 reverted to the 2013 averages, income before income tax would have increased by approximately 1.96%.

Natural Disasters

The Company has approximately 9,637 net acres of timberland in various stages of growth. A typical timber stand will be harvested after 35 years of growth with some thinning occurring during this time. A natural disaster can have a material adverse effect on timber growth, reducing its value. Natural disasters could include a hurricane, tornado, high winds, heavy rains and/or fire cause by lightning.

Interest Rate Risks

The Company has no direct exposure to changes in foreign currency exchange rates and minimal direct exposure to interest rates. The Company has an unsecured line of credit with Whitney National Bank with no outstanding balance. The Company has no current plans to draw against this line.

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

As of December 31, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive and financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the principal executive and financial officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) for the Company. In assessing the Company’s ICFR, management follows the Committee of Sponsoring Organizations of the Treadway Commission’s (“COSO”) Internal Control - Integrated Framework (2013) in assessing the effectiveness of the Company’s ICFR. Management shall determine ICFR ineffective if a material weakness exists in the controls.

Management has assessed the Company’s ICFR as effective as of December 31, 2014.

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

During the quarter ending December 31, 2014, the Company’s Management followed the COSO Internal Control - Integrated Framework (2013) when assessing the ICFR. During the quarter ending December 31, 2014, there have been no changes in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Executive officers of Registrant are as follows:

Name	Age	Position with Registrant

Brian R. Jones	54	President, Treasurer and Director

Charles D. Viccellio	81	Secretary and Director

The occupations of such executive officers during the last five years and other principal affiliations are:

Name	Occupations

Brian R. Jones	President since April 25, 2013, Treasurer and Director since December 1, 2006; Managing member of Brian R. Jones CPA, LLC.

Charles D. Viccellio	Secretary since 1997 and Director since 1996. Retired attorney from the law firm of Stockwell, Sievert, Viccellio, Clements & Shaddock, LLP.

There are no family relationships between any of our directors, except Mrs. Leach and Mrs. Werner are mother and daughter, and executive officers or any arrangement or understanding between any of our executive officers and any other person pursuant to which any executive officer was appointed to his office.

Mrs. Leach inherited 25,575 shares in the fourth quarter of 2014 but did not timely file a Form 5 reporting that inheritance.

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

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 2015.

CKX LANDS, INC.

BY:	/s/Brian R. Jones
Name:	Brian R. Jones
Title:	President and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated with regard to CKX Lands, Inc. on March 23, 2015.

/s/Brian R. Jones
Brian R. Jones	President, Treasurer and Director
(Principal Executive and Financial Officer)

/s/Charles D. Viccellio
Charles D. Viccellio	Secretary and Director

/s/Laura A. Leach
Laura A. Leach	Director

/s/B. James Reaves, III
B. James Reaves, III	Director

/s/Mary W. Savoy
Mary W. Savoy	Director

/s/William Gray Stream
William Gray Stream	Director

/s/Mary Leach Werner
Mary Leach Werner	Director

/s/Michael B. White
Michael B. White	Director

CKX LANDS, INC.

Table of Contents

Page
REPORT OF INDEPENDENT AUDITORS ON THE FINANCIAL STATEMENTS	15

FINANCIAL STATEMENTS

Balance Sheets	16
Statements of Income	17
Statements of Changes in Stockholders’ Equity	18
Statements of Cash Flows	19
Notes to Financial Statements	20-25

[MCELROY, QUIRK & BURCH LETTERHEAD]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:

The Board of Directors, and

Stockholders of CKX Lands, Inc.

Lake Charles, Louisiana

We have audited the accompanying balance sheets of CKX Lands, Inc. as of December 31, 2014 and 2013, and the related statements of income, stockholders' equity, and cash flows for each of the years in the two year period ended December 31, 2014. CKX Lands, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CKX Lands, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/McElroy, Quirk & Burch

Lake Charles, Louisiana

March 23, 2015

CKX Lands, Inc.

Balance Sheets

December 31, 2014 and 2013

	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$5,225,594	$4,529,051
Certificates of deposit	1,680,000	2,421,000
Accounts receivable	146,413	228,014
Prepaid expense and other assets	50,085	29,482
Total current assets	7,102,092	7,207,547
Non-current Assets
Certificates of deposit	240,000	--
Property and equipment:
Building and equipment less accumulated depreciation of $90,432 and $84,191, respectively	--	6,241
Timber less accumulated depletion of $803,189 and $742,248 respectively	1,527,425	1,301,639
Land	4,957,135	4,531,179
Total property and equipment, net	6,484,560	5,839,059
Total assets	$13,826,652	$13,046,606

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables and accrued expenses	$61,237	$76,188
Total current liabilities	61,237	76,188
Deferred income tax payable	224,426	181,818
Total liabilities	285,663	258,006
Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	72,256	72,256
Retained earnings	13,844,249	13,091,860
Less cost of treasury stock (157,505 shares)	(375,516)	(375,516)
Total stockholders’ equity	13,540,989	12,788,600
Total liabilities and stockholders’ equity	$13,826,652	$13,046,606

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Income

Years Ended December 31, 2014 and 2013

	2014	2013
Revenues:
Oil and gas	$1,483,780	$1,807,320
Timber	698,773	166,637
Surface	436,188	139,871
Total revenues	2,618,741	2,113,828
Costs and Expenses:
Oil and gas production	97,702	114,204
Timber	23,242	24,212
Surface	1,325	1,649
General and administrative	520,540	503,280
Depreciation and depletion	67,182	101,842
Total cost and expenses	709,991	745,187
Income from operations	1,908,750	1,368,641
Other Income / (Expense):
Interest income	16,907	16,974
Gain on sale of land and other assets	350	--
Net other income	17,257	16,974
Income before income taxes	1,926,007	1,385,615
Federal and State Income Taxes:
Current	598,524	415,844
Deferred	42,609	--
Total federal and state income taxes	641,133	415,844
Net income	$1,284,874	$969,771

Per Common Stock (1,942,495 shares):
Net income	$0.66	$0.50
Dividends	$0.28	$0.28

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Changes in Stockholders’ Equity

Years ended December 31, 2014 and 2013

	Total	Retained Earnings	Capital Stock Issued	Treasury Stock
December 31, 2013 Balance	$12,788,600	$13,091,860	$72,256	$375,516

Net income	1,284,874	1,284,874	--	--
Dividends Paid	(543,899)	(543,899)	--	--
Dividends Reversion	11,414	11,414	--	--
December 31, 2014 Balance	$13,540,989	$13,844,249	$72,256	$375,516

	Total	Retained Earnings	Capital Stock Issued	Treasury Stock

December 31, 2012 Balance	$12,362,728	$12,665,988	$72,256	$375,516

Net income	969,771	969,771	--	--
Dividends Paid	(543,899)	(543,899)	--	--
December 31, 2013 Balance	$12,788,600	$13,091,860	$72,256	$375,516

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Cash Flows

Years Ended December 31, 2014 and 2013

	2014	2013
Cash flows from operating activities:
Net income	$1,284,874	$969,771
Less non-operating activities:
Gain from sale of land	(350)	--
Less non-cash (income) expenses included in net income:
Depreciation and depletion	67,182	101,842
Deferred income tax expense	42,608	--
Change in operating assets and liabilities:
(Increase) decrease in current assets	60,998	71,574
Increase (decrease) in current liabilities	(14,951)	35,314
Net cash provided from operating activities	1,440,361	1,178,501

Cash flows from investing activities:
Certificate of deposits:
Maturity proceeds	3,131,000	1,476,384
Purchase	(2,630,000)	(3,156,000)
Timber:
Purchases	(286,727)	(161,004)
Land:
Proceeds	350	--
Purchases and improvements	(425,956)	(97,098)
Net cash provided from (used in) investing activities	(211,333)	(1,937,718)

Cash flows from financing activities:
Dividends paid	(543,899)	(543,899)
Dividend reversions	11,414	--
Net cash used in financing activities	(532,485)	(543,899)

Net increase (decrease) in cash and cash equivalents	696,543	(1,303,116)
Cash and cash equivalents:
Beginning	4,529,051	5,832,167
Ending	$5,225,594	$4,529,051

Supplemental disclosures of cash flow information
Cash payments for:
Interest	$--	$--
Income taxes	$612,000	$378,304

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Notes to Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies

Nature of business:

The Company’s business is the ownership and management of land. The primary activities consist of leasing its properties for minerals (oil and gas), raising and harvesting timber, and surface use (agriculture, right of ways, hunting).

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

Certificate of deposits:

Certificates of deposit have maturities greater than three months when purchased, in amounts not greater than $250,000 and no more than one certificate issued per financial institution. All certificates of deposit are held until maturity and recorded at amortized cost which approximates fair value. Certificates of deposit mature through 2016.

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

Note 2.	Oil and Gas Leases

Results of oil and gas leasing activities for the year ending December 31, 2014 and 2013 are as follows:

	2014	2013
Gross revenues
Royalty interests	$1,366,281	$1,716,192
Lease Fees	117,499	91,128
	1,483,780	1,807,320
Production costs	97,702	114,204
Results before income tax expense	1,386,078	1,693,116
Estimated income tax expense (40%)	554,431	677,246
Results of operations from producing activities excluding corporate overhead	$831,647	$1,015,870

There were no major costs, with the exception of severance taxes, incurred in connection the Company's oil and gas leasing activities, which are located entirely within the United States, during the years ended December 31, 2014 and 2013.

Reserve quantities (unaudited):

Reserve information relating to estimated quantities of the Company's interest in proved reserves of natural gas and crude including condensate and natural gas liquids is not available. Such reserves are located entirely within the United States. A schedule indicating such reserve quantities is, therefore, not presented. All oil and gas royalties come from Company owned properties that were developed and produced by producers, unrelated to Company, under oil and gas mineral lease agreements.

CKX Lands, Inc.

Notes to Financial Statements

Note 2.	Oil and Gas Leases (continued)

Company’s royalty and working interests share of oil and gas, exclusive of plant products, produced from leased properties:

	2014	2013

Net gas produced (MCF)	46,457	42,117
Net oil produced (Bbl)	10,593	13,273

Note 3.	Income Taxes

The Company files federal and state income tax returns on a calendar year basis.

The net deferred tax liability in the accompanying balance sheets includes the following components at December 31, 2014 and 2013:

	2014		2013
	Current	Non-Current	Current	Non-Current

Deferred tax assets	$--	$--	$--	$--
Deferred tax liabilities	--	(224,426)	--	(181,818)
	$--	$(224,426)	$--	$(181,818)

Reconciliations between the United States Federal statutory income tax provision, using the statutory rate of 34%, and the Company’s provision for income taxes at December 31, 2014 and 2013 are as follows:

	2014	2013
Income tax on income before extraordinary item:
Tax at statutory rates	$654,842	$471,109
Tax effect of the following:
Statutory depletion	(69,680)	(87,526)
Section 1033 deferred gain	(36,217)	--
State income tax	49,519	33,546
Other	60	(1,285)
Income tax on income	$598,524	$415,844

Deferred income taxes result from timing differences in the recognition of revenue and expenses for tax and financial statement purposes. The effect of these timing differences at December 31, 2014 and 2013 is as follows:

	2014		2013
	Current	Non-Current	Current	Non-Current
Casualty loss	--	(121,239)	--	(121,239)
Deferred gain	--	(103,187)	--	(60,579)
	$--	(224,426)	$--	(181,818)

Note 4.	1033 Exchange:

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

Following is a summary of segmented operations information for 2014 and 2013:

	2014	2013
Revenues
Oil and Gas	$1,483,780	$1,807,320
Timber	698,773	166,637
Surface	436,188	139,871
Total	2,618,741	2,113,828
Cost and Expenses
Oil and Gas	97,702	114,204
Timber	84,183	119,368
Surface	1,325	1,649
Total	183,210	235,221
Income from Operations
Oil and Gas	1,386,078	1,693,116
Timber	614,590	47,269
Surface	434,863	138,222
Total	2,435,531	1,878,607
Other Income (Expense) before Income Taxes	(509,524)	(492,992)
Income before Income Taxes	1,926,007	1,385,615

Identifiable Assets, net of accumulated depreciation and depletion
Oil and Gas	--	--
Timber	1,527,425	1,301,639
Surface	--	--
General Corporate Assets	12,299,227	11,744,967
Total	13,826,652	13,046,606

Note 5.	Company Operations (continued)

Capital Expenditures
Oil and Gas	--	--
Timber	286,727	161,004
Surface	--	--
General Corporate Assets	425,956	97,098
Total	712,683	258,102

Depreciation and Depletion
Oil and Gas	--	--
Timber	60,941	95,155
Surface	--	--
General Corporate Assets	6,241	6,686
Total	$67,182	$101,841

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

Revenue from customers representing 5% or more of total revenue was:

Count	2014	2013
1	$680,000		$759,000
2	624,000		236,000
3	173,000		177,000
4	173,000		153,000
5	160,000		129,000
6	$138,000	$

Note 6.	Line of Credit

The Company has available an unsecured line of credit in the amount of $5,000,000. The balance on this line of credit was $-0- at December 31, 2014 and 2013.

Note 7.	Supplementary Income Statement Information

Taxes, other than income taxes, of $186,161 and $203,287, were charged to expense during 2014 and 2013, respectively.

Note 8.	Contingencies:

There are no material contingencies known to Management. The Company does not participate in off balance sheet arrangements.

Note 9.	Concentration of Credit Risk

The Company maintains its cash balances in two financial institutions. The amount on deposit in the financial institution is insured by the Federal Deposit Insurance Corporation up to $250,000.

Note 10.	Related Party Transactions

Office rent of $4,800 and $4,600, was paid to a company owned by President in 2014 and 2013, respectively.

During 2014 and 2013, $4,517 and $4,311, respectively, was paid to the President’s spouse’s law firm.

During 2013, $3,810 was paid to the Secretary’s prior law firm for legal work. No amounts were paid to his prior law firm in 2014.

Note 11.	Subsequent Events

On March 19, 2015, the Company’s Board of Directors declared a dividend of seven cents ($0.07) per common share to shareholders of record April 2, 2015 and payment date of April 16, 2015.

Note 12.	Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Class	Methods and/or Assumptions

Cash and cash equivalents:	Carrying value approximates fair value due to its readily convertible characteristic.

Certificate of Deposit:	Held until maturity and recorded at amortized cost which approximates fair value.

Securities available-for-sale	Valued at fair value which equals quoted market price.

The estimated fair value of the Company's financial instruments at December 31, 2014 and 2013 are as follows.

(Presented in thousands)		2014		2013
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	1	$5,226	$5,226	$4,529	$4,529
Certificate of deposit – short term	1	1,680	1,680	2,421	2,421
Certificate of deposit – Long term	1	240	240	--	--
		$7,146	$7,146	$6,950	$6,950