Form 10-Q
period 2015-03-31
CKX LANDS, INC.
filed 2015-04-30
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

CKX Lands, Inc.

Form 10-Q

For the Quarter ended March 31, 2015

Table of Contents

			Page
Part I.	Financial Information

Item 1.		Financial Statements

	a.	Balance Sheets as of March 31, 2015 and December 31, 2014 (Unaudited)	1
	b.	Statements of Income for the Quarters ended March 31, 2015 and 2014 (Unaudited)	2
	c.	Statements of Changes in Stockholders’ Equity for the Quarters ended March 31, 2015 and 2014 (Unaudited)	3
	d.	Statements of Cash Flows for the Quarters ended March 31, 2015 and 2014 (Unaudited)	4
	e.	Notes to Financial Statements (Unaudited)	5

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-7

Item 4.		Controls and Procedures	8

Part II.	Other Information

Item 6.		Exhibits	9

		Signature	9

Part I – Financial Information

Item 1.	FINANCIAL STATEMENTS

CKX Lands, Inc.

Balance Sheets

March 31, 2015 and December 31, 2014

(Unaudited)

	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$5,805,450	$5,225,594
Certificates of deposit	1,440,000	1,680,000
Accounts receivable	127,473	146,413
Prepaid expense and other assets	87,570	50,085
Total current assets	7,460,493	7,102,092
Non-current Assets:
Certificate of deposit	--	240,000
Property and equipment:
Building and equipment less accumulated depreciation of $90,432 and $90,432, respectively	--	--
Timber less accumulated depletion of $803,189 and $803,189, respectively	1,545,154	1,527,425
Land	4,956,967	4,957,135
Total property and equipment, net	6,502,121	6,484,560
Total assets	$13,962,614	$13,826,652

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables and accrued expenses	$105,729	$61,237
Dividends payable	135,975	--
Income tax payable - current	2,456	--
Total current liabilities	244,160	61,237
Noncurrent Liabilities:
Deferred income tax payable	224,426	224,426
Total liabilities	468,586	285,663
Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	72,256	72,256
Retained earnings	13,797,288	13,844,249
Less cost of treasury stock (157,505 shares)	(375,516)	(375,516)
Total stockholders’ equity	13,494,028	13,540,989
Total liabilities and stockholders’ equity	$13,962,614	$13,826,652

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Income

Quarters Ended March 31, 2015 and 2014

(Unaudited)

	2015	2014
Revenues:
Oil and gas	$230,222	$419,572
Timber	--	--
Surface	22,719	198,740
Total revenues	252,941	618,312
Costs and Expenses:
Oil and gas production	16,136	24,904
Timber	336	--
Surface	575	13
General and administrative	120,792	119,607
Depreciation and depletion	--	1,671
Total cost and expenses	137,839	146,195
Income from operations	115,102	472,117
Other Income / (Expense):
Interest income	4,297	4,071
Gain on sale of land	1,498	--
Net other income / (expense)	5,795	4,071
Income before income taxes	120,897	476,188
Federal and State Income Taxes:
Current	31,883	155,029
Total income taxes	31,883	155,029
Net Income	$89,014	$321,159

Per Common Stock (1,942,495 shares):

Net Income	$0.05	$0.17
Dividends	$0.07	$0.07

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Changes in Stockholders’ Equity

Quarters Ended March 31, 2015 and 2014

(Unaudited)

Quarter Ended March 31, 2015:

	Total	Retained Earnings	Capital Stock Issued	Treasury Stock
December 31, 2014 Balance	$13,540,989	$13,844,249	$72,256	$375,516
Net income	89,014	89,014	--	--
Dividends	(135,975)	(135,975)	--	--
March 31, 2015 Balance	$13,494,028	$13,797,288	$72,256	$375,516

Quarter Ended March 31, 2014:

	Total	Retained Earnings	Capital Stock Issued	Treasury Stock
December 31, 2013 Balance	$12,788,600	$13,091,860	$72,256	$375,516
Net income	321,159	321,159	--	--
Dividends	(135,974)	(135,974)	--	--
March 31, 2014 Balance	$12,973,785	$13,277,045	$72,256	$375,516

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Cash Flows

Quarters Ended March 31, 2015 and 2014

(Unaudited)

	2015	2014
Cash Flows From Operating Activities:
Net Income	$89,014	$321,159
Less non-operating activities:
Gain on sale of land	(1,498)	--
Less non-cash (income) expenses included in net income:
Depreciation, depletion and amortization	--	1,671
Change in operating assets and liabilities:
Increase in current assets	(18,545)	(23,414)
Increase in current liabilities	46,948	84,451
Net cash provided from operating activities	115,919	383,867

Cash Flows From Investing Activities:
Certificates of deposit:
Purchases	(240,000)	--
Maturity proceeds	720,000	516,000
Land, timber, equipment, and other assets:		--
Proceeds from sale of land	1,666	--
Purchases and reforestation	(17,729)	(5,764)
Net cash provided from (used in) investing activities	463,937	510,236

Cash Flows From Financing Activities:
Dividends paid	--	--
Net cash used in financing activities	--	--

Net increase (decrease) in cash and cash equivalents	579,856	894,103

Cash and cash equivalents:
Beginning	5,225,594	4,529,051
Ending	$5,805,450	$5,423,154

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$--	$--
Income taxes	$--	$68,000

Supplemental schedule of non-cash investing and financing activities:
Net change in recognized and unrecognized unrealized gains (losses) on available-for-sale securities	$--	$--

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Notes to Financial Statements

March 31, 2015

(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited financial statements of CKX Lands, Inc. (“Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. Except as described herein, there has been no material change in the information disclosed in the notes to the financial statements included in our financial statements as of and for the year ended December 31, 2014. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.

Interim results are not necessarily indicative of results for a full year. These financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2014 and Form 10-Q for the quarterly period ended March 31, 2014.

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue

Comparison of Revenues for the three months ended March 31, 2015 and 2014 follows:

	2015	2014	$ Change	% Change
Oil and Gas	230,222	419,572	(189,350)	(45.13)%
Timber	--	--	--	--%
Surface	22,719	198,740	(176,021)	(88.57)%

Total	252,941	618,312	(365,371)	(59.09)%

Oil and Gas

CKX leases its property to oil and gas operators and collects income through its land ownership in the form of oil and gas royalties and lease rentals and geophysical revenues. A breakdown of oil and gas revenues follows:

	2015	2014	$ Change	% Change
Oil	158,193	356,597	(198,404)	(55.64)%
Gas	63,418	40,153	23,265	57.94%
Lease and Geophysical	8,611	22,822	(14,211)	(62.27)%

Total	230,222	419,572	(189,350)	(45.13)%

CKX received oil and/or gas revenues from 116 and 100 wells during the three month period ended March 31, 2015 and 2014, respectively. During the quarter, CKX received approximately $23,000 from EOG Resources, Inc. for a mineral interest on approximately 480 acres located in Gonzales County, Texas. This income represented one month’s production. Based on the information received, this production was derived from six (6) horizontal wells.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF.

	2015	2014
Net oil produced (Bbl)(2)	2,753	3,278
Average oil sales price (per Bbl)(1,2)	$53.43	$97.99

Net gas produced (MCF)	15,498	8,634
Average gas sales price (per MCF)(1)	$4.09	$4.65

Notes to above schedule:

(1) Before deduction of production and severance taxes.

(2) Excludes plant products.

Oil and Gas revenues declined by $189,350 from 2014 revenues. As indicated from the schedule above the decline was due to reductions in the barrels of oil produced, the average price per barrel, and the average price per MCF. MCF of gas produced increase from the 2014 reported amounts.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Lease and geophysical revenues decreased $14,211 from 2014 amounts. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Management believes oil and gas activity is driven by the current and forecasted commodity prices, demand for oil and gas, and upstream and downstream industry activity. Based on available public information, management believes that oil and gas activity which includes oil and gas production as well as lease rentals and geophysical will continue to be depressed when compared to 2014 reported amounts.

During the first quarter of 2015, the Company marketed timber for sale and has found the demand for timber to be depressed. The Company will continue to market timber for sale during 2015 but acceptable offer prices will determine if a sale is made in 2015.

Surface revenue decreased due to several large right of way agreements being executed in 2014. As previously noted by management, pipeline, utility and other right of ways are not unusual to the Company; however agreements of the magnitude seen in 2014 are unusual. Surface revenues are not predictable and can vary significantly from year to year.

Costs and Expenses

Oil and gas production costs, primarily severance taxes, decreased by $8,768 in 2015. With the reduction in oil and gas revenues, the decrease was expected.

General and administrative expenses increased by $1,185 primarily due to decrease in compensation of $7,510 which was offset by an increase in legal fees of $8,258 primarily due to a failed land acquisition.

Other costs and expenses incurred for the three months ended March 31, 2015 were materially consistent with 2014 reported amounts.

Financial Condition

Current assets totaled $7,460,493 and total liabilities equaled $468,586 at March 31, 2015. Management believes available cash and certificates of deposit together with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions. Additional sources of liquidity include an available bank line of credit of $5,000,000.

The Company declared a seven cents ($0.07) per common share quarterly dividend during the quarter ended March 31, 2015. In assessing the amount of or if a quarterly dividend will be declared, the Board of Directors will review recent earnings, current liquidity, and other relevant information.

From time to time, the Company may elect to pay an extra dividend. In determining if an extra dividend will be declared, the Board of Directors will take into consideration the Company’s current liquidity and capital resources and the availability of suitable timberland with mineral potential.

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

CKX Lands, Inc.

Date: April 30, 2015	/s/ Brian R. Jones
Brian R. Jones
President and Treasurer