Form 10-Q
period 2015-06-30
CKX LANDS, INC.
filed 2015-08-06
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

CKX Lands, Inc.

Form 10-Q

For the Quarter ended June 30, 2015

Table of Contents

		Page
Part I. Financial Information

Item 1.	Financial Statements

a.	Balance Sheets as of June 30, 2015 and December 31, 2014 (Unaudited)	1
b.	Statements of Income for the quarter and six months ended June 30 2015 and 2014 (Unaudited)	2
c.	Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2015 and 2014 (Unaudited)	3
d.	Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (Unaudited)	4
e.	Notes to Financial Statements as of June 30, 2015 (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-8

Item 4.	Controls and Procedures	8

Part II. Other Information

Item 6.	Exhibits	9

	Signature	9

Part I – Financial Information

Item 1.	FINANCIAL STATEMENTS

CKX Lands, Inc.

Balance Sheets

June 30, 2015 and December 31, 2014

(Unaudited)

	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$5,241,929	$5,225,594
1031 trust account – restricted	187,500	--
Certificates of deposit	1,440,000	1,680,000
Accounts receivable	133,911	146,413
Prepaid expense and other assets	76,918	50,085
Total current assets	7,080,258	7,102,092
Non-current Assets:
Certificates of deposit	444,000	240,000
Property and equipment:
Land	4,943,864	4,957,135
Timber less accumulated depletion of $803,189 and $803,189, respectively	1,548,960	1,527,425
Building and equipment less accumulated depreciation of $90,432 and $90,432, respectively	--	--
Total property and equipment, net	6,492,824	6,484,560
Total assets	$14,017,082	$13,826,652

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables and accrued expenses	$73,628	$61,237
Income tax payable	18,550	--
Total current liabilities	92,178	61,237
Non-current Liabilities:
Deferred income tax payable	292,767	224,426
Total liabilities	384,945	285,663
Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	72,256	72,256
Retained earnings	13,935,397	13,844,249
Less cost of treasury stock (157,505 shares)	(375,516)	(375,516)
Total stockholders’ equity	13,632,137	13,540,989
Total liabilities and stockholders’ equity	$14,017,082	$13,826,652

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Income

Quarter and Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Oil and gas	$242,300	$437,865	$472,522	$857,437
Timber	--	15,089	--	15,089
Surface	32,995	16,779	55,714	215,519
Total revenues	275,295	469,733	528,236	1,088,045
Costs and Expenses:
Oil and gas production	22,312	25,197	38,448	50,101
Timber	55	870	391	870
Surface	861	781	1,436	794
General and administrative	130,846	148,341	251,638	267,948
Depreciation and depletion	--	13,813	--	15,484
Total cost and expenses	154,074	189,002	291,913	335,197
Income from operations	121,221	280,731	236,323	752,848
Other Income (Expense):
Interest income	5,032	3,762	9,329	7,833
Gain on sale of land	170,854	--	172,352	--
Net other income (expense)	175,886	3,762	181,681	7,833
Income before income taxes	297,107	284,493	418,004	760,681
Federal and State Income Taxes:
Current	32,382	83,784	64,265	238,813
Deferred	68,341	--	68,341	--
Total income taxes	100,723	83,784	132,606	238,813
Net Income	$196,384	$200,709	$285,398	$521,868

Per Common Stock (1,942,495 shares):
Net Income	$0.10	$0.10	$0.15	$0.27
Dividends	$0.03	$0.07	$0.10	$0.14

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2015 and 2014

(Unaudited)

Six Months Ended June 30, 2015:
	Total	Retained Earnings	Capital Stock Issued	Treasury Stock
December 31, 2014 Balance	$13,540,989	$13,844,249	$72,256	$375,516
Net income	285,398	285,398	--	--
Dividends	(194,250)	(194,250)	--	--
June 30, 2015 Balance	$13,632,137	$13,935,397	$72,256	$375,516

Six Months Ended June 30, 2014:
	Total	Retained Earnings	Capital Stock Issued	Treasury Stock
December 31, 2013 Balance	$12,788,600	$13,091,860	$72,256	$375,516
Net income	521,868	521,868	--	--
Dividends	(271,949)	(271,949)	--	--
June 30, 2014 Balance	$13,038,519	$13,341,779	$72,256	$375,516

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Cash Flows

Six Months Ended June 30, 2015 and 2014

(Unaudited)

	2015	2014
Cash Flows From Operating Activities:
Net Income	$285,398	$521,868
Less non-cash (income) expenses included in net income:
Depreciation, depletion and amortization	--	15,484
Deferred income tax expense	68,341	--
Gain on sale of assets	(172,352)	--
Change in operating assets and liabilities:
Increase in current assets	(14,331)	(43,975)
Increase (decrease) in current liabilities	30,941	(13,443)
Net cash provided from operating activities	197,997	479,934

Cash Flows From Investing Activities:
Certificates of deposit:
Maturity proceeds	1,440,000	1,941,000
Purchases	(1,404,000)	(1,910,000)
Land, timber, equipment and other assets:
Purchases	(21,535)	(417,280)
Sale proceeds	185,623	--
Proceeds held in 1031 trust account	(187,500)	--
Net cash provided from (used in) investing activities	12,588	(386,280)

Cash Flows From Financing Activities:
Dividends paid, net of reversion	(194,250)	(271,949)
Net cash used in financing activities	(194,250)	(271,949)

Net increase (decrease) in cash and cash equivalents	16,335	(178,295)

Cash and cash equivalents:
Beginning	5,225,594	4,529,051
Ending	$5,241,929	$4,350,756

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$--	$--
Income taxes	$13,577	$276,000

The accompanying notes are an integral part of these financial statements.

Note 1:	Basis of Presentation

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

Interim results are not necessarily indicative of results for a full year. These financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2014 and Form 10-Q for the quarter period ended June 30, 2014.

Note 2:	Income Taxes

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

Note 3:	Land Sale

During the second quarter of 2015, the Company sold its 1/6th interest in approximately 155 acres of land located in Jefferson Davis Parish for $187,500 and reported a gain of $170,853. This transaction was structured as a “deferred exchange using a qualified intermediary” pursuant to Paragraph 1031 of the Internal Revenue Code (1031 Exchange) for income tax purposes. Due to the 1031 exchange, the gain of $170,853 is deferred for income tax purposes. At June 30, 2015, the 1031 exchange has not been completed and $187,500 in proceeds is held by an intermediary and restricted to use by the Company.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue

Comparison of Revenues for the six months ended June 30, 2015 and 2014 follows:

	2015	2014	$ Change	% Change
Oil and Gas	472,522	857,437	(384,915)	(44.89)%
Timber	--	15,089	(15,089)	(100.00)%
Surface	55,714	215,519	(159,805)	(74.15)%

Total	528,236	1,088,045	(559,809)	(51.45)%

Oil and Gas

CKX leases its property to oil and gas operators and collects income through its land ownership in the form of oil and gas royalties and lease rentals and geophysical revenues. A breakdown of oil and gas revenues follows:

	2015	2014	$ Change	% Change
Oil	348,811	669,971	(321,160)	(47.94)%
Gas	113,999	101,035	12,964	12.83%
Lease and Geophysical	9,712	86,431	(76,719)	(88.76)%

Total	472,522	857,437	(384,915)	(44.89)%

CKX received oil and/or gas revenues from 103 and 106 wells during the six months ended June 30, 2015 and 2014, respectively.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF.

	2015	2014
Net oil produced (Bbl)(2)	6,220	6,048
Average oil sales price (per Bbl)(1,2)	$52.17	$100.48

Net gas produced (MCF)	31,731	19,387
Average gas sales price (per MCF)(1)	$3.59	$5.21

Notes to above schedule:

(1) Before deduction of production and severance taxes.

(2) Excludes plant products.

Oil and Gas revenues declined by $384,915 from 2014 revenues. As indicated in the schedule above the decline was due to increased production not offsetting the declines in average sales prices for both oil and gas.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Lease and geophysical revenues decreased $76,719 from 2014 amounts. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

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

Costs and Expenses

Oil and gas production costs, primarily severance taxes, decreased by $11,653 in 2015. With the reduction in oil and gas revenues, the decrease was expected.

General and administrative expenses decreased by $16,310. Compensation expense and director fees decreased by $21,300 and $7,400, respectively, in 2015. Both compensation and director fees decreased due to the board meetings held immediately after the annual shareholder meeting and the first quarter meeting being held on the same day. Compensation was further reduced due to a non-recurring incentive paid in 2014. These decreases were offset by increases in legal fees ($6,800), property management fees ($3,737) and public company fees ($2,500). The increase in legal fees related to a failed land acquisition, property management fees related to increased timber management activities and public company fees related to an increase in the annual NYSE fee.

Depreciation and depletion decreased by $15,484 in 2015. With the reduction in timber revenues, the decrease was expected.

Other costs and expenses incurred for the six months ended June 30, 2015 were materially consistent with 2014 reported amounts.

Financial Condition

Current assets totaled $7,080,258 and total liabilities equaled $384,945 at June 30, 2015. Management believes available cash and certificates of deposit together with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions. Additional sources of liquidity include an available bank line of credit of $5,000,000.

The Company declared a three cents ($0.03) per common share quarterly dividend during the quarter ended June 30, 2015. In assessing the amount of or if a quarterly dividend will be declared, the Board of Directors will review recent earnings, current liquidity, and other relevant information.

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

Revenues from oil and gas provide a significant portion of the Company’s net income and cash flows. These revenues come from wells operated by other companies which CKX Lands, Inc. owns a royalty interest. Consequently, these revenues fluctuate due to changes in oil and gas prices and changes in the operations of these other companies.

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

CKX Lands, Inc.

Date: August 6, 2015	/s/ Brian R. Jones
Brian R. Jones
President and Treasurer