Form 10-Q
period 2015-09-30
CKX LANDS, INC.
filed 2015-11-05
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission File Number 1-31905

CKX Lands, Inc.

(Exact name of registrant as specified in its charter)

Louisiana		72-0144530
(State or other jurisdiction		(I.R.S. Employer Identification No.)
of incorporation or organization)

1508 Hodges Street
Lake Charles, LA		70601
(Address of principal executive offices)		(Zip Code)

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

CKX Lands, Inc.

Form 10-Q

For the Quarter ended September 30, 2015

Table of Contents

			Page
Part I. Financial Information

Item 1.		Financial Statements

	a.	Balance Sheets as of September 30, 2015 and December 31, 2014 (Unaudited)	1
	b.	Statements of Income for the quarter and nine months ended September 30, 2015 and 2014 (Unaudited)	2
	c.	Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2015 and 2014 (Unaudited)	3
	d.	Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (Unaudited)	4
	e.	Notes to Financial Statements as of September 30, 2015 (Unaudited)	5

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	6-8

Item 4.		Controls and Procedures	8

Part II. Other Information

Item 6.		Exhibits	9

		Signature	9

Part I – Financial Information

Item 1.	FINANCIAL STATEMENTS

CKX Lands, Inc.

Balance Sheets

September 30, 2015 and December 31, 2014

	(Unaudited)
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$5,174,102	$5,225,594
Certificates of deposit	1,440,000	1,680,000
Accounts receivable	116,490	146,413
Prepaid expense and other assets	46,006	50,085
Total current assets	6,776,598	7,102,092
Non-current Assets:
Certificates of deposit	924,000	240,000
Property and equipment:
Land	5,209,846	4,957,135
Timber less accumulated depletion of $803,189 and $803,189, respectively	1,548,960	1,527,425
Building and equipment less accumulated depreciation of $90,432 and $90,432, respectively	--	--
Total property and equipment, net	6,758,806	6,484,560
Total assets	$14,459,404	$13,826,652
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables and accrued expenses	$91,497	$61,237
Unsettled certificate of deposit purchase	240,000	--
Income tax payable	64,287	--
Total current liabilities	395,784	61,237
Non-current Liabilities:
Deferred income tax payable	292,767	224,426
Total liabilities	688,551	285,663
Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 2,100,000 shares issued	72,256	72,256
Retained earnings	14,074,113	13,844,249
Less cost of treasury stock (157,505 shares)	(375,516)	(375,516)
Total stockholders’ equity	13,770,853	13,540,989
Total liabilities and stockholders’ equity	$14,459,404	$13,826,652

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Income

Quarter and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Oil and gas	$200,464	$355,880	$672,986	$1,213,317
Timber	19,447	475,999	19,447	491,088
Surface	133,320	206,315	189,034	421,834
Total revenues	353,231	1,038,194	881,467	2,126,239
Costs and Expenses:
Oil and gas	20,122	27,002	58,570	77,103
Timber	279	14,716	670	15,586
Surface	2,830	486	4,266	1,279
General and administrative	130,975	131,174	382,613	399,121
Depreciation and depletion	--	31,481	--	46,966
Total cost and expenses	154,206	204,859	446,119	540,055
Income from operations	199,025	833,335	435,348	1,586,184
Other Income:
Interest income	5,427	4,379	14,756	12,212
Gain on sale of land	--	--	172,352	--
Net other income	5,427	4,379	187,108	12,212
Income before income taxes	204,452	837,714	622,456	1,598,396
Federal and State Income Taxes:
Current	65,736	252,497	130,001	491,310
Deferred	--	42,609	68,341	42,609
Total income taxes	65,736	295,106	198,342	533,919
Net Income	$138,716	$542,608	$424,114	$1,064,477

Per Common Stock (1,942,495 shares):
Net Income	$0.07	$0.28	$0.22	$0.55
Dividends	$0.00	$0.07	$0.10	$0.21

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2015 and 2014

(Unaudited)

Nine Months Ended September 30, 2015:
	Total	Retained Earnings	Capital Stock Issued	Treasury Stock
December 31, 2014 Balance	$13,540,989	$13,844,249	$72,256	$375,516
Net income	424,114	424,114	--	--
Dividends	(194,250)	(194,250)	--	--
September 30, 2015 Balance	$13,770,853	$14,074,113	$72,256	$375,516

Nine Months Ended September 30, 2014:
	Total	Retained Earnings	Capital Stock Issued	Treasury Stock
December 31, 2013 Balance	$12,788,600	$13,091,860	$72,256	$375,516
Net income	1,064,477	1,064,477	--	--
Dividends	(407,924)	(407,924)	--	--
September 30, 2014 Balance	$13,445,153	$13,748,413	$72,256	$375,516

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Cash Flows

Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	2015	2014
Cash Flows From Operating Activities:
Net Income	$424,114	$1,064,477
Less non-cash (income) expenses included in net income:
Depreciation, depletion and amortization	--	46,966
Deferred income tax expense	68,341	42,609
Gain on sale of assets	(172,352)	--
Change in operating assets and liabilities:
Decrease in current assets	34,002	40,254
Increase in current liabilities	94,547	35,116
Net cash provided from operating activities	448,652	1,229,422

Cash Flows From Investing Activities:
Certificates of deposit:
Purchases	(2,124,000)	(2,630,000)
Maturity proceeds	1,920,000	2,691,000
Land, timber, equipment and other assets:
Purchases	(287,517)	(698,559)
Sale proceeds	185,623	--
Net cash used in investing activities	(305,894)	(637,559)

Cash Flows From Financing Activities:
Dividends paid, net of reversion	(194,250)	(407,924)
Net cash used in financing activities	(194,250)	(407,924)

Net increase (decrease) in cash and cash equivalents	(51,492)	183,939

Cash and cash equivalents:
Beginning	5,225,594	4,529,051
Ending	$5,174,102	$4,712,990

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$--	$--
Income taxes	$33,576	$466,000

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Notes to Financial Statements

September 30, 2015

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

Interim results are not necessarily indicative of results for a full year. These financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2014 and Form 10-Q for the quarterly period ended September 30, 2014.

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

Note 3:       Land Sale

During the third quarter of 2015, the Company purchased approximately 200 acres of land. The purchase included fifty percent of the mineral rights and no merchantable timber value was recorded. The 1031 exchange proceeds of $187,500, discussed below, were applied to this transaction.

During the second quarter of 2015, the Company sold its 1/6th interest in approximately 155 acres of land located in Jefferson Davis Parish for $187,500 and reported a gain of $170,853. This transaction was structured as a “deferred exchange using a qualified intermediary” pursuant to Paragraph 1031 of the Internal Revenue Code (1031 Exchange) for income tax purposes. Due to the 1031 exchange, the gain of $170,853 is deferred for income tax purposes. At September 30, 2015, the 1031 exchange has been completed and $187,500 in proceeds was used for the purchase of the 200 acres in Natchitoches Parish discussed above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue

Comparison of Revenues for the nine months ended September 30, 2015 and 2014 follows:

	2015	2014	$ Change	% Change
Oil and Gas	672,986	1,213,317	(540,331)	(44.53%	)
Timber	19,447	491,088	(471,641)	(96.04%	)
Surface	189,034	421,834	(232,800)	(55.19%	)

Total	881,467	2,126,239	(1,244,772)	(58.54%	)

Oil and Gas

CKX leases its property to oil and gas operators and collects income through its land ownership in the form of oil and gas royalties and lease rentals and geophysical revenues. A breakdown of oil and gas revenues follows:

	2015	2014	$ Change	% Change
Oil	505,614	944,550	(438,936)	(46.47%	)
Gas	156,993	181,318	(24,325)	(13.42%	)
Lease and Geophysical	10,379	87,449	(77,070)	(88.13%	)

Total	672,986	1,213,317	(540,331)	(44.53%	)

CKX received oil and/or gas revenues from 114 and 113 wells during the nine months ended September 30, 2015 and 2014, respectively.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF.

	2015	2014
Net oil produced (Bbl)(2)	8,805	8,531
Average oil sales price (per Bbl)(1,2)	$53.46	$101.17

Net gas produced (MCF)	45,700	34,694
Average gas sales price (per MCF)(1)	$3.44	$5.23

Notes to above schedule:
(1) Before deduction of production and severance taxes.
(2) Excludes plant products.

Oil and Gas revenues declined by $540,331 from 2014 revenues. As indicated in the schedule above the decline was due to an increased production not offsetting the declines in average sales prices for both oil and gas.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Lease and geophysical revenues decreased $77,070 from 2014 amounts. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

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

During the first quarter of 2015, the Company marketed timber for sale and has found the demand for timber to be depressed. The Company has and will continue to market its timber for sale during 2015 but acceptable offer prices will determine if a sale is made in 2015.

Surface revenue decreased due to several large right of way agreements being executed in 2014. As previously noted by management, pipeline, utility and other right of ways are not unusual to the Company; however agreements of the magnitude seen in 2014 are unusual. Surface revenues are not predictable and can vary significantly from year to year.

Costs and Expenses

Oil and gas costs, primarily severance taxes, decreased by $18,533 in 2015. With the reduction in oil and gas revenues, the decrease was expected.

General and administrative expenses decreased by $16,508. Compensation expense and director fees decreased by $18,625 and $8,200, respectively, in 2015. Both compensation and director fees decreased due to the Company holding the board meetings for the annual meeting and the first quarter meeting on the same day. Compensation expense was further reduced due to lower incentive compensation paid in 2015. These decreases were offset by increases in professional fees ($4,031), property management fees ($3,310) and public company fees ($3,750). The increase in legal fees related to increased land acquisition activities, property management fees related to an increase in timber management activities and public company fees related to an increase in the annual NYSE fee.

Depreciation and depletion decreased by $46,966 in 2015. With the reduction in timber revenues, the decrease was expected.

Other costs and expenses incurred for the nine months ended September 30, 2015 were materially consistent with 2014 reported amounts.

Financial Condition

Current assets totaled $6,776,598 and total liabilities equaled $688,551 at September 30, 2015. Management believes available cash and certificates of deposit together with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions. Additional sources of liquidity include an available bank line of credit of $5,000,000.

Due to the deterioration of current earnings the Company did not declare a quarterly dividend during the quarter ended September 30, 2015. In assessing the amount of or if a quarterly dividend will be declared, the Board of Directors will review recent earnings, current liquidity, and other relevant information.

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

CKX Lands, Inc.

Date: November 5, 2015	/s/ Brian R. Jones
Brian R. Jones
President and Treasurer