Form 10-K
period 2015-12-31
CKX LANDS, INC.
filed 2016-03-29
CIK 352955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

YES ☐     NO ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2015 based on the closing price on that date of $14.53 was $19,773,862.

The number of shares of the registrant’s Common Stock outstanding as of March 29, 2016, was 1,942,495.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement prepared in connection with the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

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

The Company’s shares are listed on the NYSE MKT (previously known as NYSE AMEX), under the symbol CKX. As of March 24, 2016, there were 1,942,495 shares outstanding. The Company had a common equity public float of less than $75 million as of the last business day of the second fiscal quarter. Consequently, the Company is a small reporting company under the Securities Exchange Commission regulations.

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

CKX owns a 100% interest in 6,389 acres and undivided interests ranging from 0.260% to 88.889% in 38,080 acres, including a 16.667% interest in 33,715 acres and a 50.000% interest in 1,775, resulting in an ownership of approximately 13,195 net acres.

CKX does not perform or cause to have performed oil and gas producing activities inasmuch as: (1) we do not search for crude oil or natural gas in their natural states; (2) we do not acquire property for the purpose of exploration or the removing of oil and gas; and (3) we are not involved in construction, drilling and/or production activities necessary to retrieve oil and gas.

Oil and gas royalties are paid by the operators who own the wells. Timber income is paid by the highest bidder for the timber. There are several mills in the immediate area that compete for timber. Surface income is received for farming, right of way or other surface land uses. The prices paid for oil, gas and timber depend on national and international market conditions. Prices paid for surface leases depend on regional and local market conditions. Oil and gas revenues were 74.023% of the Company’s total revenues in 2015 and 56.660% in 2014.

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

Customers

The Company’s customers are those who have mineral leases on Company lands, purchase timber in competitive bids or execute surface leases for farm or other purposes. During 2015, the Company received approximately 72.210% of its total revenues from the following customers:

Customer	Revenue Type	% of Total Revenue
EOG Resources, Inc.	Oil & Gas	15.73%
Riceland Petroleum Company	Oil & Gas	10.80%
Pintail Oil & Gas LLC	Oil & Gas	10.60%
Midstates Petroleum Company	Oil & Gas	8.83%
Swift Energy Operating, LLC	Oil & Gas	7.71%
Arcadia Operating, LLC	Oil & Gas	7.15%
Cameron Interstate Pipeline, LLC	Surface	6.02%
Kaiser-Frances Oil Company	Oil & Gas	5.37%

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

The Company owns a total of approximately 13,195 net acres all located in Louisiana. The approximate gross and net acres located in each Louisiana parish are presented below.

Parish	Gross Acres	Net Acres

Calcasieu	16,661	4,169
Jefferson Davis	9,890	2,293
Allen	9,188	2,657
Beauregard	6,277	3,374
Cameron	1,703	350
LaFourche	240	40
Natchitoches	200	200
Vermilion	180	30
St. Landry	80	32
Sabine	50	50
Total	44,469	13,195

Included in the 13,195 net acres presented above, are approximately 6,389 acres owned 100% by the Company. The approximate acres located in each Louisiana parish of these 100% owned parcels are presented below.

Parish	Acres

Beauregard	2,714
Calcasieu	1,498
Allen	1,121
Jefferson Davis	644
Natchitoches	200
Cameron	162
Sabine	50
Total	6,389

Of the total 13,195 net acres owned by CKX, timber land comprises 9,833 acres, 2,225 acres are agricultural land, 943 acres are marsh land and 194 acres are future subdivision land.

The table below shows, for the years ended December 31, 2015 and December 31, 2014, the Company’s net gas produced in thousands of cubic feet (MCF), net oil produced in barrels (Bbl), and average sales prices relating to oil and gas attributable to the royalty interests of the Company as reported by the various producers.

	Year Ended 12/31/15	Year Ended 12/31/14
Net gas produced (MCF)	55,910	46,457
Average gas sales price (per MCF)(1)	$3.33	$5.05

Net oil produced (Bbl)(2)	10,590	10,593
Average oil sales price (per Bbl)(1,2)	$51.67	$98.03

Notes to above schedule:

(1) Before deduction of severance taxes and other charges.

(2) Excludes plant products.

Item 3.	LEGAL PROCEEDINGS

The Company was not involved in any legal proceedings as of December 31, 2015.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the three months ended December 31, 2015.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the NYSE MKT (previously known as NYSE AMEX) under the trading symbol CKX since its listing on December 8, 2003. Prior to the listing there was no established public trading market for the Common Stock, and there had been only limited and sporadic trading in the Common Stock, principally among its shareholders. On March 24, 2016, there were approximately 477 stockholders of record. There were no sales of unregistered securities of the Company and no purchases or sales of CKX equity securities during 2015 by the Company. The closing price for the Common Stock was $10.35 on March 28, 2016. The following table sets forth the high and low sales prices for the Common Stock by quarter during 2015 and 2014.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Common stock price per share 2015 high	16.60	16.75	14.10	12.30
Low	14.16	14.02	10.60	9.42
Common stock price per share 2014 high	16.20	16.80	17.05	16.30
low	14.26	14.58	15.42	15.40

The Company has changed the manner in which it determines whether a dividend will be declared.  The Company will no longer have a “regular” or “extra” dividend as have been defined in prior filings.  In determining whether a dividend will be declared, the Board of Directors will take into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions among other information deemed relevant.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Total

Cash Dividend per Share
2015	$0.07	0.03	0.00	0.00	0.10
2014	$0.07	0.07	0.07	0.07	0.28

Pursuant to a dividend reversion clause in the Company’s Articles of Incorporation, dividends not claimed within one year after a dividend becomes payable will expire and revert in full ownership to the Company and the Company’s obligation to pay such dividend will cease. During 2015 and 2014, the Company received $0 and $11,414, respectively, in dividend reversions.

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

CKX has small royalty interests in 38 different producing oil and gas fields. The size of each royalty interest is determined by the Company’s net ownership in the acreage unit for the well. CKX’s royalty interests range from 0.0034% for the smallest to 7.62% for the largest. As the Company does not own or operate the wells, it does not have access to any reserve information.

Eventually, the oil and gas under the Company’s current land holdings will be depleted. The Company is constantly looking for additional land to be purchased in southwest Louisiana. Preferably, the Company searches for timberland that has mineral potential.

Results of Operations

Fiscal Year 2015 Compared to Fiscal Year 2014

Total revenues for 2015 were $1,062,101, a decrease of 59.44% when compared with 2014 revenues of $2,618,741. Total revenue consists of oil and gas, timber, and surface revenues.

Oil and gas revenues were 74.02% and 56.66% of total revenues for 2015 and 2014, respectively. Oil and gas revenues consist of royalty revenue and lease rental revenue. Oil and gas revenues changed between 2015 and 2014 as follows:

	2015	2014	$ Change	% Change
Royalty	$772,212	$1,366,281	$(594,069)	(43.48)%
Lease Rental	13,992	117,499	(103,507)	(88.09)%
Total	$786,204	$1,483,780	$(697,576)	(47.01)%

**

During 2015, gas production increased by approximately 9,403 MCF, and the average gas sales price per MCF decreased by approximately $1.72 resulting in a decrease in gas revenue of $48,455. Revenue from oil production, including plants, decreased by $545,614. This decrease was due to the net effect of a decrease in the average barrel sales price of $46.36, not including plants, and a decrease in production of approximately 14 barrels, not including plants, and a decrease in plants revenue of $53,260.

The following 6 fields produced 89.04% of the Company’s oil and gas revenues in 2015. The following table shows the number of barrels of oil (Bbl Oil) and MCF of gas (MCF Gas) produced from these fields.

Field	Bbl Oil	MCF Gas
South Bear Head Creek	3,337	2,948
Gonzales County	3,136	1,553
South Jennings	768	20,807
South Gordon	886	17,013
Cowards Gully	1,312	3,382
South Lake Charles	696	6,771

Notes to above schedule:

(1)	Before deduction of severance taxes and other charges.
(2)	Excludes plant products.

In 2014, the following four fields produced 77.82% of the Company’s oil and gas revenues. The following table shows the number of barrels of oil (Bbl Oil) and MCF of gas (MCF Gas) produced from these fields.

Field	Bbl Oil	MCF Gas
South Bear Head Creek	5,149	3,948
Cowards Gully	2,061	4,602
South Lake Charles	744	7,935
South Gordon	672	4,035

Notes to above schedule:

(1)	Before deduction of severance taxes and other charges.
(2)	Excludes plant products.

From review of the limited information provided by the field operators, it appears that 2 new wells went into production during 2015.

In 2015, the Company was a lessor in 2 new mineral leases covering a total of 100.00 gross acres or 16.67 net acres. The new leased acres are located in 2 different parishes.

Timber income decreased by $646,745 from 2014. The Company actively marketed its timber during 2015, however the market supply was greater than demand and the company did not close any stumpage agreements. Timber revenue in 2015 was earned under a 2014 stumpage agreement which expires in June, 2016 internal maintenance programs for age class timber and storm protection measures.

Surface income decreased by $212,319 from 2014. Surface income includes income from farm leases, right of way grants, hunting leases and other surface leases. This decrease was primarily due to two right of way agreements executed during 2014 which are not recurring revenue.

Outlook for Fiscal Year 2016

The Company continues to actively search for lands that meet our criteria of timberland with mineral potential. During 2015, the Company purchased 200 acres of timberland and reviewed over 6,000 acres for potential acquisition. With the significant drop in oil and gas prices, the Company anticipates that finding acceptable land at reasonable fair values during 2016 is likely. The Company may consider land purchases outside of southwest Louisiana.

The average price per Bbl and MCF has dropped significantly during 2015 and the prices in the last quarter of 2015 were the lowest for the year. The Company expects oil and gas revenues to continue to be depressed during 2016. Due to these low average prices, the Company anticipates producers will decrease their exploration and production expenditures in 2016. The Company anticipates 2016 oil and gas revenues to be equal to or less than 2015 revenues.

The Company is actively marketing it timber and believes that it will be successful in executing stumpage agreement(s) during 2016. The Company anticipates higher timber revenues in 2016.

The Company believes the potential for increased surface revenue in 2016 is likely due to the economic activity in southwest Louisiana. However, at this time the Company is not able to quantify the increased revenue potential.

Liquidity and Capital Resources

The Company’s current assets totaled $6,201,002 and total liabilities equaled $347,169 at December 31, 2015. Additional sources of liquidity include the Company’s available bank line of credit for $5,000,000.

In the opinion of management, current cash flow from operations, cash and cash equivalents, investments and the available line of credit are adequate for projected operation and possible land purchases.

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

Our accounts receivable consist of incomes received after year end for royalties produced prior to year-end. When there are royalties that have not been received at the time of the preparation of the financial statements for months in the prior year, we estimate the amount to be received based on the last month’s royalties that were received from that particular company. We do not maintain an allowance for doubtful accounts because other than the accrual for earned but not received royalties, we have no accounts receivable.

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.

When land is purchased with standing timber, the cost is divided between land and timber. Reforestation costs are capitalized and added to the timber asset account. The timber asset is depleted when the timber is harvested based on the relationship between the carrying value of the timber and the total timber volume estimated to be harvested over the harvest cycle.

Forward Looking Statements

Certain matters contained in this report are forward-looking statements including, without limitation, the information contained under the heading “Outlook for Fiscal Year 2016” in Item 7 of this report. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control and difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information may be obtained by reviewing the information set forth below under “Significant Risk Factors” and information contained in the Company’s reports periodically with the SEC.

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

Commodity Prices

The majority of the Company’s operating income comes from the sale of commodities produced from its lands: oil and gas, and timber. Fluctuations in these commodity prices will directly impact net income. In 2015, average gas prices paid to the Company were 33.98% lower than the average in 2014, and average oil prices, excluding plants, were lower in 2015 than in 2014, by 47.29%. If the average oil and gas prices in 2015 reverted to the 2014 averages, income before income tax would have increased by approximately 79.21%.

Natural Disasters

The Company has approximately 9,833 net acres of timberland (pine and hardwood) in various stages of growth. A typical timber stand will be harvested after 30 to 35 years of growth with some thinning occurring during this time. A natural disaster can have a material adverse effect on timber growth, reducing its value. Natural disasters could include a hurricane, tornado, high winds, heavy rains and/or fire cause by lightning.

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

As of December 31, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive and financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the principal executive and financial officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

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

Management has assessed the Company’s ICFR as effective as of December 31, 2015.

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

During the quarter ending December 31, 2015, the Company’s Management followed the COSO Internal Control - Integrated Framework (2013) when assessing the ICFR. During the quarter ending December 31, 2015, there have been no changes in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Executive officers of Registrant are as follows:

Name	Age	Position with Registrant

Brian R. Jones	55	President, Treasurer and Director

Charles D. Viccellio	82	Secretary and Director

The occupations of such executive officers during the last five years and other principal affiliations are:

Name	Occupations

Brian R. Jones	President since April 25, 2013, Treasurer and Director since December 1, 2006; Managing member of Brian R. Jones CPA, LLC.

Charles D. Viccellio	Secretary since 1997 and Director since 1996. Retired attorney from the law firm of Stockwell, Sievert, Viccellio, Clements & Shaddock, LLP.

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

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2016.

CKX LANDS, INC. BY: /s/Brian R. Jones Name: Brian R. Jones Title: President and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities indicated with regard to CKX Lands, Inc. on March 24, 2016.

/s/Brian R. Jones
Brian R. Jones	President, Treasurer and Director (Principal Executive and Financial Officer)

/s/Charles D. Viccellio
Charles D. Viccellio	Secretary and Director

/s/Laura A. Leach
Laura A. Leach	Director

/s/B. James Reaves, III
B. James Reaves, III	Director

/s/Mary W. Savoy
Mary W. Savoy	Director

/s/William Gray Stream
William Gray Stream	Director

/s/Mary Leach Werner
Mary Leach Werner	Director

/s/Michael B. White
Michael B. White	Director

CKX LANDS, INC.

Table of Contents

Page
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	15-16

FINANCIAL STATEMENTS

Balance Sheets	17
Statements of Income	18
Statements of Changes in Stockholders’ Equity	19
Statements of Cash Flows	20
Notes to Financial Statements	21-28

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CKX Lands, Inc.

Lake Charles, Louisiana

We have audited the accompanying balance sheet of CKX Lands, Inc. as of December 31, 2015, and the related statements of income, stockholders’ equity, and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CKX Lands, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 29, 2016

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

/s/McElroy, Quirk & Burch

Lake Charles, Louisiana

March 23, 2015

CKX Lands, Inc.

Balance Sheets

December 31, 2015 and 2014

	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$2,767,424	$5,225,594
Certificates of deposit	3,324,000	1,680,000
Accounts receivable	64,752	146,413
Prepaid expense and other assets	44,826	50,085
Total current assets	6,201,002	7,102,092
Non-current Assets
Certificates of deposit	1,200,000	240,000
Property and equipment:
Land	5,209,846	4,957,135
Timber	1,546,088	1,527,425
Building and equipment less accumulated depreciation of $84,156 and $90,432, respectively	--	--
Total property and equipment, net	6,755,934	6,484,560
Total assets	$14,156,936	$13,826,652

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables and accrued expenses	$54,402	$61,237
Total current liabilities	54,402	61,237
Non-current Liabilities:
Deferred income tax payable	292,767	224,426
Total liabilities	347,169	285,663
Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 1,942,495 and 2,100,000 shares issued, respectively	59,335	72,256
Retained earnings	13,750,432	13,844,249
Less cost of treasury stock (0 and 157,505 shares, respectively)	--	(375,516)
Total stockholders’ equity	13,809,767	13,540,989
Total liabilities and stockholders’ equity	$14,156,936	$13,826,652

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Income

Years Ended December 31, 2015 and 2014

	2015	2014
Revenues:
Oil and gas	$786,204	$1,483,780
Timber	52,028	698,773
Surface	223,869	436,188
Total revenues	1,062,101	2,618,741
Costs, Expenses and (Gains):
Oil and gas	70,240	97,702
Timber	8,026	84,183
Surface	4,330	1,325
General and administrative	501,159	526,781
Gain on sale of land	(172,352)	(350)
Total cost, expenses and (gains)	411,403	709,641
Income from operations	650,698	1,909,100
Other Income:
Interest income	23,108	16,907
Other income	23,108	16,907
Income before income taxes	673,806	1,926,007
Federal and State Income Taxes:
Current	142,437	598,524
Deferred	68,341	42,609
Total federal and state income taxes	210,778	641,133
Net income	$463,028	$1,284,874

Per Common Stock , basic and diluted
Net income	$0.24	$0.66
Dividends	$0.10	$0.28

Weighted Average Common Shares Outstanding, basic and diluted	1,942,495	1,942,495

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Changes in Stockholders’ Equity

Years ended December 31, 2015 and 2014

	Total	Retained Earnings	Capital Stock Issued	Treasury Stock
December 31, 2013 Balance	$12,788,600	$13,091,860	$72,256	$(375,516)
Net income	1,284,874	1,284,874	--	--
Dividends paid	(543,899)	(543,899)	--	--
Dividends reversion	11,414	11,414	--	--
December 31, 2014 Balance	$13,540,989	$13,844,249	$72,256	$(375,516)
Net income	463,028	463,028	--	--
Dividends paid	(194,250)	(194,250)	--	--
Reclassification of treasury stock under the LBCA	--	(362,595)	(12,921)	375,516
December 31, 2015 Balance	$13,809,767	$13,750,432	$59,335	$--

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Cash Flows

Years Ended December 31, 2015 and 2014

	2015	2014
Cash Flows from Operating Activities:
Net income	$463,028	$1,284,874
Adjustments to reconcile net income to net cash used in operating activities:
Gain from sale of land	(172,352)	(350)
Timber depletion	2,872	60,941
Depreciation	--	6,241
Deferred income tax expense	68,341	42,608
Change in operating assets and liabilities:
Decrease in current assets	86,920	60,998
Decrease in current liabilities	(6,835)	(14,951)
Net cash provided from operating activities	441,974	1,440,361
Cash Flows from Investing Activities:
Certificate of deposits:
Maturity proceeds	3,084,000	3,131,000
Purchase	(5,688,000)	(2,630,000)
Timber:
Purchases	(21,535)	(286,727)
Land:
Proceeds	185,623	350
Purchases and improvements	(265,982)	(425,956)
Net cash provided used in investing activities	(2,705,894)	(211,333)
Cash Flows from Financing Activities:
Dividends paid	(194,250)	(543,899)
Dividend reversions	--	11,414
Net cash used in financing activities	(194,250)	(532,485)
Net increase (decrease) in cash and cash equivalents	(2,458,170)	696,543
Cash and Cash Equivalents:
Beginning	5,225,594	4,529,051
Ending	$2,767,424	$5,225,594

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$--	$--
Income taxes	$134,576	$612,000

Noncash investing and financing activities:
Reclassification of treasury stock under the LBCA.	$375,516	$--

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Notes to Financial Statements

Note 1.           Nature of Business and Significant Accounting Policies

Nature of business:

The Company was incorporated in the State of Louisiana on June 27, 1930. The Company’s business is the ownership and management of land. The primary activities consist of leasing its properties for minerals (oil and gas), raising and harvesting timber, and surface use (agriculture, right of ways, hunting).

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

Certificate of deposits:

Certificates of deposit have maturities greater than three months when purchased, in amounts not greater than $250,000. All certificates of deposit are held until maturity and recorded at cost which approximates fair value. Certificates of deposit mature through 2017.

Property and equipment:

Property and equipment is stated at cost. Major additions are capitalized. Maintenance and repairs are charged to income as incurred. Depreciation is computed on the straight-line and accelerated methods over the estimated useful lives of the assets.

Timber:

Reforestation costs and other costs associated with the planting and growth of timber, such as site preparation, purchases of seedlings, planting, fertilization, and herbicide application, are capitalized. Timber carrying costs such as insect, wildlife and wildfire control and forest management services are expensed as incurred.

Costs attributable to timber harvested or depleted are charged against revenue as trees are harvested. Depletion rates are determined based on the relationship between the carrying value of the timber and the total timber volume estimated to be harvested over the harvest cycle. Upon the clear-cut harvest of a timber tract, the net timber asset value is expensed.

Revenue from timber is recognized upon either the thinning or clear-cut harvesting of our timber and is recorded at such time of such activity. The Company does not enter into timber deed contracts.

CKX Lands, Inc.

Notes to Financial Statements (continued)

Impairment of long-lived assets:

Long-lived assets, such as land, timber and buildings and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value maybe determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models. The Company recorded no impairment charges during 2015 and 2014.

Oil and gas:

Oil and gas revenue is recorded when the Company is notified by the well’s operator as to the Company’s share of the revenue proceeds together with the withheld severance taxes or net revenue.

In addition, the Company does accrue estimated oil and gas net revenue earned but not received from these well operators as of the balance sheet date and records this accrued amount as accounts receivable. The accounts receivable balance consists solely of these accrued net revenues.

The Company does not have the ability to know the actual production volume or the oil and gas price paid for the production until the actual payment is received from the well’s operator. In estimating the accrued net receivable and its collectability, the Company reviews the prior months of activity by well, available subsequent net revenue receipts by well and any other pertinent information that is available to the Company to estimate the net revenue at the balance sheet date. As of December 31, 2015 and 2014, no allowance for doubtful accounts was recorded.

Surface:

Surface revenue is earned through annual leases for agricultural and hunting activities and the Company records revenues from these activities at the time of a fully executed lease agreement and receipt of annual lease payment. Surface revenues from these sources are recurring on an annual basis.

Surface revenue is also earned through right of way and related temporary work space leases, both of which are not unusual in occurrence and are not recurring sources of revenue. Generally, a right of way lease relates to either a utility or pipeline right of way that is a permanent servitude or for fixed periods of time greater than thirty years. The Company retains ownership of the surface or land and is limited to the use of the surface. Revenue is recorded at the time of the agreement’s execution date. For income tax purposes, these types of agreements are treated as sales of business assets.

Other sources of surface revenue can be commercial activities leases and surface mineral sales, such as dirt. At this time, the Company does not have any active agreements related to these “other” sources

CKX Lands, Inc.

Notes to Financial Statements (continued)

Net Income and Dividends Paid per common stock:

Net income and dividends paid per common stock are based on the weighted average number of common stock shares outstanding during the period.

Dividends:

Pursuant to a dividend reversion clause in the Company’s Articles of Incorporation, dividends not claimed within one year after the dividend became payable will expire and revert in full ownership to the Company and the Company’s obligation to pay such dividend will cease. Any dividend reversions are recorded in equity upon receipt.

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

Treasury Stock - Louisiana Business Corporation Act:

Effective January 1, 2015, companies incorporated under Louisiana law became subject to the Louisiana Business Corporation Act (which replaced the Louisiana Business Corporation Law). Provisions of the Louisiana Business Corporation Act (“LBCA”) eliminate the concept of treasury stock and provide that shares reacquired by a company are to be treated as authorized but unissued shares. As a result of this change in law, shares previously classified as treasury stock are presented as a reduction to issued shares of common stock, reducing the stated value of common stock and the excess is charged to retained earnings.

Recent Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers”. This update supersedes most of the existing revenue recognition requirements in GAAP and requires (i) an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services and (ii) requires expanded disclosures regarding the nature, amount, timing, and certainty of revenue and cash flows from contracts with customers. The standard will be effective for annual and interim reporting periods beginning after December 15, 2017, with early application not permitted. The standard allows for either full retrospective adoption, meaning the standard is applied to all periods presented in the financial statements, or modified retrospective adoption, meaning the standard is applied only to the most current period presented. The Company does not believe this change will have an impact on its financial position, results of operations and liquidity.

CKX Lands, Inc.

Notes to Financial Statements (continued)

Recent Accounting Pronouncements (continued):

In November 2015, FASB issued changes to the balance sheet classification of deferred taxes, which the Company immediately adopted. These changes simplify the presentation of deferred income taxes by requiring all deferred income tax assets and liabilities to be classified as noncurrent in a classified balance sheet. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by these changes. As such, all deferred income tax assets and liabilities were classified in the Deferred income on the December 31, 2015 Balance Sheet. Additionally, no change to the December 31, 2014 Balance Sheet for these changes was necessary.

Note 2.     Oil and Gas Leases

Results of oil and gas leasing activities for the year ending December 31, 2015 and 2014 are as follows:

	2015	2014
Gross revenues
Royalty interests	$772,212	$1,366,281
Lease Fees	13,992	117,499
	786,204	1,483,780
Production costs	70,240	97,702
Results before income tax expense	715,964	1,386,078
Estimated income tax expense (40%)	286,386	554,431
Results of operations from producing activities excluding corporate overhead	$429,578	$831,647

There were no major costs, with the exception of severance taxes, incurred in connection the Company's oil and gas leasing activities, which are located entirely within the United States, during the years ended December 31, 2015 and 2014.

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

Company’s royalty and working interests share of oil and gas, exclusive of plant products, produced from leased properties:

	2015	2014

Net gas produced (MCF)	50,304	46,457
Net oil produced (Bbl)	11,145	10,593

CKX Lands, Inc.

Notes to Financial Statements (continued)

Note 3.     Income Taxes

The Company files federal and state income tax returns on a calendar year basis.

The net deferred tax liability in the accompanying balance sheets includes the following components at December 31, 2015 and 2014:

	2015		2014
	Current	Non-Current	Current	Non-Current

Deferred tax assets	$--	$--	$--	$--
Deferred tax liabilities	--	(292,767)	--	(224,426)
	$--	$(292,767)	$--	$(224,426)

Reconciliations between the United States Federal statutory income tax provision, using the statutory rate of 34%, and the Company’s provision for income taxes at December 31, 2015 and 2014 are as follows:

	2015	2014
Income tax on income before extraordinary item:
Tax at statutory rates	$229,094	$654,842
Tax effect of the following:
Statutory depletion	(39,383)	(69,680)
Section 1033 deferred gain	(58,090)	(36,217)
State income tax	10,481	49,519
Other	335	60
Income tax on income	$142,437	$598,524

Deferred income taxes result from timing differences in the recognition of revenue and expenses for tax and financial statement purposes. The effect of these timing differences at December 31, 2015 and 2014 is as follows:

	2015	2014
Casualty loss	$(121,239)	$(121,239)
Deferred gain	(171,528)	(103,187)
	$(292,767)	$(224,426)

Note 4.     1031 and 1033 Tax Exchanges:

During the third quarter of 2015, the Company purchased approximately 200 acres of land. The purchase included fifty percent of the mineral rights and no merchantable timber value was recorded. The 1031 exchange proceeds of $187,500, discussed below, were applied to this transaction.

During the second quarter of 2015, the Company sold its 1/6th interest in approximately 155 acres of land located in Jefferson Davis Parish for $187,500 and reported a gain of $172,352. This transaction was structured as a “deferred exchange using a qualified intermediary” pursuant to Paragraph 1031 of the Internal Revenue Code (1031 Exchange) for income tax purposes. Due to the 1031 exchange, the gain of $172,352 is deferred for income tax purposes. The 1031 exchange has been completed and $187,500 in proceeds was used for the purchase of the 200 acres in Natchitoches Parish discussed above.

During the third quarter of 2014, the Company sold a right of way to a utility company under threat of expropriation for $106,521 and the gain was $106,521. This transaction was structured as a “deferred exchange” pursuant to Paragraph 1033 of the Internal Revenue Code (1033 Exchange) for income tax purposes and as such the gain of $106,521 was deferred for income tax purposes. During September, 2014, the Company purchased 180 acres of timberland located in Jefferson Davis Parish, Louisiana for $279,828 of which $63,000 was the value of timber on the land. The land valued at $216,828 was used as replacement property for the 1033 Exchange deferred gain above. The Company recognized a deferred income tax of $42,609 on this transaction

CKX Lands, Inc.

Notes to Financial Statements (continued)

Note 5.     Company Operations

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, surface and timber. The Company’s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

Following is a summary of segmented operations information for 2015 and 2014:

	2015	2014
Revenues
Oil and Gas	$786,204	$1, 483,780
Timber	52,028	698,773
Surface	223,869	436,188
Total	1,062,101	2, 618,741
Cost and Expenses
Oil and Gas	70,240	97,702
Timber	8,026	84,183
Surface	4,330	1,325
Total	82,596	183,210
Income from Operations
Oil and Gas	715,964	1, 386,078
Timber	44,002	614,590
Surface	219,539	434,863
Total	979,505	2,435,531
Other Income (Expense) before Income Taxes	(305,699)	(509,524)
Income before Income Taxes	673,806	1,926,007

Identifiable Assets, net of accumulated depreciation and depletion
Oil and Gas	--	--
Timber	1,546,088	1,527,425
Surface	--	--
General Corporate Assets	12,610,848	12,299,227
Total	14,156,936	13,826,652

Capital Expenditures
Oil and Gas	--	--
Timber	21,535	286,727
Surface	--	--
General Corporate Assets	265,982	425,956
Total	287,517	712,683

Depreciation and Depletion
Oil and Gas	--	--
Timber	2,872	60,941
Surface	--	--
General Corporate Assets	--	6,241
Total	$2,872	$67,182

CKX Lands, Inc.

Notes to Financial Statements (continued)

Note 5.     Company Operations (continued)

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

Revenue from customers representing 5% or more of total revenue was:

Count	2015	2014
1	$167,000	680,000
2	115,000	624,000
3	113,000	173,000
4	94,000	173,000
5	82,000	160,000
6	76,000	138,000
7	64,000	--
8	57,000	116,000

Note 6.     Line of Credit

The Company has available an unsecured line of credit in the amount of $5,000,000. The balance on this line of credit was $-0- at December 31, 2015 and 2014. The line of credit matures on May 15, 2016 and borrowings under the line will bear interest at 2.75% plus the ICE LIBOR rate per annum.

Note 7.     Supplementary Income Statement Information

Taxes, other than income taxes, of $159,464 and $186,161, were charged to expense during 2015 and 2014, respectively.

Note 8.     Contingencies:

There are no material contingencies known to Management. The Company does not participate in off balance sheet arrangements.

Note 9.     Concentration of Credit Risk

The Company maintains its cash balances in two financial institutions. The amount on deposit in the financial institution is insured by the Federal Deposit Insurance Corporation up to $250,000.

Note 10.     Related Party Transactions

Office rent of $4,800 and $4,800, was paid to a company owned by the President in 2015 and 2014, respectively.

During 2015 and 2014, $792 and $4,517, respectively, was paid to the President’s spouse’s law firm.

CKX Lands, Inc.

Notes to Financial Statements (continued)

Note 11.     Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Class	Methods and/or Assumptions

Cash and cash equivalents:	Carrying value approximates fair value due to its readily convertible characteristic.

Certificate of Deposit:	Held until maturity and recorded at amortized cost which approximates fair value.

The estimated fair value of the Company's financial instruments at December 31, 2015 and 2014 are as follows.

(Presented in thousands)		2015		2014
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	1	$2,767	$2,767	$5,226	$5,226
Certificate of deposit – short term	1	3,324	3,324	1,680	1,680
Certificate of deposit – long term	1	1,200	1,200	240	240
		$7,291	$7,291	$7,146	$7,146