Form 10-Q
period 2016-03-31
CKX LANDS, INC.
filed 2016-05-05
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

CKX Lands, Inc.

Form 10-Q

For the Quarter ended March 31, 2016

Table of Contents

			Page
Part I. Financial Information

Item 1.		Financial Statements

	a.	Balance Sheets as of March 31, 2016 and December 31, 2015 (Unaudited)	1
	b.	Statements of Income for the Quarters ended March 31, 2016 and 2015 (Unaudited)	2
	c.	Statements of Changes in Stockholders’ Equity for the Quarters ended March 31, 2016 and 2015 (Unaudited)	3
	d.	Statements of Cash Flows for the Quarters ended March 31, 2016 and 2015 (Unaudited)	4
	e.	Notes to Financial Statements (Unaudited)	5-6

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	7-8

Item 4.		Controls and Procedures	9

Part II. Other Information

Item 6.		Exhibits	10

		Signature	10

Part I – Financial Information

Item 1.	FINANCIAL STATEMENTS

CKX Lands, Inc.

Balance Sheets

March 31, 2016 and December 31, 2015

(Unaudited)

	2016	2015
Assets
Current Assets
Cash and cash equivalents	$2,867,947	$2,767,424
Certificates of deposit	3,324,000	3,324,000
Accounts receivable	46,517	64,752
Prepaid expense and other assets	121,529	44,826
Total current assets	6,359,993	6,201,002
Non-current Assets
Certificate of deposit	1,200,000	1,200,000
Property and equipment:
Land	5,269,485	5,209,846
Timber	1,563,858	1,546,088
Building and equipment less accumulated depreciation of $72,907and $84,156, respectively	--	--
Total property and equipment, net	6,833,343	6,755,934
Total assets	$14,393,336	$14,156,936
Liabilities and Stockholders’ Equity
Current Liabilities
Trade payables and accrued expenses	$185,501	$54,402
Total current liabilities	185,501	54,402
Noncurrent Liabilities
Deferred income tax payable	292,767	292,767
Total liabilities	478,268	347,169
Stockholders’ Equity
Common stock, no par value: 3,000,000 shares authorized; 1,942,495 and 1,942,495 shares issued, respectively	59,335	59,335
Retained earnings	13,855,733	13,750,432
Total stockholders’ equity	13,915,068	13,809,767
Total liabilities and stockholders’ equity	$14,393,336	$14,156,936

The accompanying notes are an integral part of these unaudited financial statements.

CKX Lands, Inc.

Statements of Income

Quarters Ended March 31, 2016 and 2015

(Unaudited)

	2016	2015
Revenues
Oil and gas	$91,721	$230,222
Timber	112,835	--
Surface	83,752	22,719
Total revenues	288,308	252,941
Costs, Expenses and (Gains)
Oil and gas	10,733	16,136
Timber	5,793	336
Surface	1,397	575
General and administrative	134,551	120,792
Gain on sale of land	--	(1,498)
Total cost, expenses and (gains)	152,474	136,341
Income from operations	135,834	116,600
Other Income
Interest income	11,345	4,297
Net other income	11,345	4,297
Income before income taxes	147,179	120,897
Federal and State Income Taxes
Current	48,385	31,883
Total income taxes	48,385	31,883
Net Income	$98,794	$89,014

Per Common Stock, basic and diluted
Net Income	$0.05	$0.05
Dividends	$0.00	$0.07

Weighted Average Common Shares Outstanding, basic and diluted	1,942,495	1,942,495

The accompanying notes are an integral part of these unaudited financial statements.

CKX Lands, Inc.

Statements of Changes in Stockholders’ Equity

Quarters Ended March 31, 2016 and 2015

(Unaudited)

	Total	Retained Earnings	Capital Stock Issued	Treasury Stock
Quarter Ending March 31, 2016
December 31, 2015 Balance	$13,809,767	$13750,432	$59,335	$--
Net income	98,794	98,794	--	--
Dividends reversion	6,507	6,507	--	--
March 31, 2016 Balance	$13,915,068	$13,855,733	$59,335	$--

Quarter Ending March 31, 2015
December 31, 2014 Balance	$13,540,989	$13,844,249	$72,256	$(375,516)
Net income	89,014	89,014	--	--
Dividends paid	(135,975)	(135,975)	--	--
March 31, 2015 Balance	$13,494,028	$13,797,288	$72,256	$(375,516)

The accompanying notes are an integral part of these unaudited financial statements.

CKX Lands, Inc.

Statements of Cash Flows

Quarters Ended March 31, 2016 and 2015

(Unaudited)

	2016	2015
Cash Flows From Operating Activities:
Net Income	$98,794	$89,014
Less non-cash (income) expenses included in net income:
Depreciation, depletion and amortization	1,751	--
Gain on sale of land	--	(1,498)
Change in operating assets and liabilities:
Increase in current assets	(58,468)	(18,545)
Increase in current liabilities	131,099	46,948
Net cash provided from operating activities	173,176	115,919
Cash Flows From Investing Activities:
Certificates of deposit:
Purchases	(240,000)	(240,000)
Maturity proceeds	240,000	720,000
Land, timber, equipment, and other assets:
Purchases	(79,160)	(17,729)
Sales proceeds	--	1,666
Net cash provided from (used in) investing activities	(79,160)	463,937
Cash Flows From Financing Activities:
Dividends reversion	6,507	--
Net cash used in financing activities	6,507	--
Net increase (decrease) in cash and cash equivalents	100,523	579,856
Cash and cash equivalents:
Beginning	2,767,424	5,225,594
Ending	$2,867,947	$5,805,450

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$--	$--
Income taxes	$15,776	$--

The accompanying notes are an integral part of these unaudited financial statements.

CKX Lands, Inc.

Notes to Financial Statements

March 31, 2016

(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited financial statements of CKX Lands, Inc. (“Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. Except as described herein, there has been no material change in the information disclosed in the notes to the financial statements included in our financial statements as of and for the year ended December 31, 2015. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.

Interim results are not necessarily indicative of results for a full year. These financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2015 and Form 10-Q for the quarterly period ended March 31, 2016.

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

Note 3.	Company Operations

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, surface and timber. The Company’s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

Following is a summary of segmented operations information for the quarter ended March 31, 2016 and 2015, respectively:

	2016	2015
Revenues
Oil and Gas	$91,721	$230,222
Timber	112,835	--
Surface	83,752	22,719
Total	288,308	252,941
Cost and Expenses
Oil and Gas	10,733	16,136
Timber	5,793	336
Surface	1,397	575
Total	17,923	17,047
Income from Operations
Oil and Gas	80,988	214,086
Timber	107,042	(336)
Surface	82,355	22,144
Total	270,385	235,894
Other Income (Expense) before Income Taxes	(123,206)	(114,997)
Income before Income Taxes	147,179	120,897

CKX Lands, Inc.

Notes to Financial Statements

March 31, 2016

(Unaudited)

Note 3.	Company Operations (continued)

Identifiable Assets, net of accumulated depreciation and depletion
Oil and Gas	--	--
Timber	1,563,858	1,545,154
Surface	--	--
General Corporate Assets	12,829,478	12,417,460
Total	14,393,336	13,962,614

Capital Expenditures
Oil and Gas	--	--
Timber	19,521	17,729
Surface	--	--
General Corporate Assets	59,639	--
Total	79,160	17,729

Depreciation and Depletion
Oil and Gas	--	--
Timber	1,751	--
Surface	--	--
General Corporate Assets	--	--
Total	$1,751	$--

There are no intersegment sales reported in the accompanying income statements. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Form 10-K for the year ended December 31, 2015. The Company evaluates performance based on income or loss from operations before income taxes excluding any nonrecurring gains and losses on securities held available-for-sale. Income before income tax represents net revenues less costs and expenses less other income and expenses of a general corporate nature. Identifiable assets by segment are those assets used solely in the Company's operations within that segment.

Revenue from customers representing 5% or more of total revenue for the quarter ended March 31, 2016 and 2015, respectively are:

Count	2016	2015
1	$112,800	$59,900
2	63,400	43,800
3	25,900	40,000
4	20,000	23,300
5	16,600	21,400
6	15,600	17,300
7	--	15,800

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue

Comparison of Revenues for the three months ended March 31, 2016 and 2015 follows:

	2016	2015	$ Change	% Change
Oil and Gas	91,721	230,222	(138,501)	(60.16)%
Timber	112,835	--	122,835	100.00%
Surface	83,752	22,719	61,033	268.64%
Total	288,308	252,941	35,367	13.98%

Oil and Gas

CKX leases its property to oil and gas operators and collects income through its land ownership in the form of oil and gas royalties and lease rentals and geophysical revenues. A breakdown of oil and gas revenues follows:

	2016	2015	$ Change	% Change
Oil	67,022	158,193	(91,172)	(57.63)%
Gas	24,699	63,418	(38,719)	(61.05)%
Lease and Geophysical	--	8,611	(8,611)	(100.00)%
Total	91,721	230,222	(138,501)	(60.16)%

CKX received oil and/or gas revenues from 90 and 100 wells during the three month period ended March 31, 2016 and 2015, respectively.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF.

	2016	2015
Net oil produced (Bbl)(2)	1,907	2,753
Average oil sales price (per Bbl)(1,2)	$32.09	$53.43
Net gas produced (MCF)	10,208	15,498
Average gas sales price (per MCF)(1)	$2.42	$4.09

Notes to above schedule:

(1) Before deduction of production and severance taxes.

(2) Excludes plant products.

Oil and Gas revenues declined by $138,501 from 2015 revenues. As indicated from the schedule above the decline was due to reductions in the barrels of oil produced, the average price per barrel, MCF of gas produced, and the average price per MCF.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

There were no lease and geophysical revenues in 2016, a decrease of $8,611 from 2015 amounts. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Management believes oil and gas activity is driven by the current and forecasted commodity prices, demand for oil and gas, and upstream and downstream industry activity. Based on available public information, management believes that oil and gas activity which includes oil and gas production as well as lease rentals and geophysical will continue to be depressed when compared to 2015 reported amounts.

During the first quarter of 2016, the Company received timber revenues of $112,835 from a stumpage agreement executed in 2014. The Company entered into another stumpage agreement in 2016 with a 24 month term and received an advance payment of $52,300 to be applied as the subject timber is harvested.

Surface revenue increased due to a pipeline right of way agreements being executed in 2016. As previously noted by management, pipeline, utility and other right of ways are not unusual to the Company; however these types of revenue are not predictable and can vary significantly from year to year.

Costs and Expenses

Oil and gas production costs, primarily severance taxes, decreased by $5,403 in 2016. With the reduction in oil and gas revenues, the decrease was expected.

General and administrative expenses increased by $13,759 primarily due to increase property manager fees for preparation of timber sales bid packages, land acquisition consultation, and surface lease and right of way agreement negotiations.

Other costs and expenses incurred for the three months ended March 31, 2016 were materially consistent with 2015 reported amounts.

Financial Condition

Current assets totaled $6,359,993 and current liabilities equaled $185,501 at March 31, 2016. Management believes available cash and certificates of deposit together with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions. Additional sources of liquidity include an available bank line of credit of $5,000,000. The Company is currently renewing this line of credit and will reduce the availability to $3,000,000 due to lack of need.

In determining whether a dividend will be declared, the Board of Directors will take into account the Company’s prior fiscal year’s cash flows from operations and current economic conditions among other information deemed relevant.

Pursuant to a dividend reversion clause in the Company’s Articles of Incorporation, dividends not claimed within one year after a dividend becomes payable will expire and revert in full ownership to the Company and the Company’s obligation to pay such dividend will cease. During 2016 the Company received $6,507 in dividend reversions and none in 2015.

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

CKX Lands, Inc.

Date: May 5, 2016	/s/ Brian R. Jones
Brian R. Jones
President and Treasurer