Form 10-Q
period 2016-06-30
CKX LANDS, INC.
filed 2016-08-08
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

CKX Lands, Inc.

Form 10-Q

For the Quarter ended June 30, 2016

Table of Contents

		Page
Part I. Financial Information

Item 1.	Financial Statements

a.	Balance Sheets as of June 30, 2016 and December 31, 2015 (Unaudited)	1
b.	Statements of Income for the quarter and six months ended June 30, 2016 and 2015 (Unaudited)	2
c.	Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2016 and 2015 (Unaudited)	3
d.	Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (Unaudited)	4
e.	Notes to Financial Statements as of June 30, 2016 (Unaudited)	5-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-10

Item 4.	Controls and Procedures	10

Part II. Other Information

Item 6.	Exhibits	11

	Signature	11

Part I – Financial Information

Item 1.	FINANCIAL STATEMENTS

CKX Lands, Inc.

Balance Sheets

June 30, 2016 and December 31, 2015

(Unaudited)

	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$3,033,050	$2,767,424
Certificates of deposit	3,334,000	3,324,000
Accounts receivable	55,804	64,752
Prepaid expense and other assets	139,840	44,826
Total current assets	6,562,694	6,201,002
Non-current Assets:
Certificates of deposit	720,000	1,200,000
Property and equipment:
Land	5,468,358	5,209,846
Timber	1,598,058	1,546,088
Building and equipment less accumulated depreciation of $72,907 and $84,156, respectively	14,021	--
Total property and equipment, net	7,080,437	6,755,934
Total assets	$14,363,131	$14,156,936

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade payables and accrued expenses	$151,726	$54,402
Total current liabilities	151,726	54,402
Non-current Liabilities:
Deferred income tax payable	292,767	292,767
Total liabilities	444,493	347,169
Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 1,942,495 and 1,942,495 shares issued, respectively	59,335	59,335
Retained earnings	13,859,303	13,750,432
Total stockholders’ equity	13,918,638	13,809,767
Total liabilities and stockholders’ equity	$14,363,131	$14,156,936

The accompanying notes are an integral part of these unaudited financial statements.

CKX Lands, Inc.

Statements of Income

Quarter and Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Oil and gas	$116,478	$242,300	$208,199	$472,522
Timber	8,033	--	120,868	--
Surface	15,137	32,995	98,889	55,714
Total revenues	139,648	275,295	427,956	528,236
Costs, Expenses and (Gains):
Oil and gas	12,136	22,312	22,869	38,448
Timber	2,312	55	9,855	391
Surface	804	861	2,201	1,436
General and administrative	146,081	130,846	278,882	251,638
Gain on sale of land	--	(170,854)	--	(172,352)
Total cost, expenses and (gains)	161,333	(16,780)	313,807	119,561
Income (loss) from operations	(21,685)	292,075	114,149	408,675
Other Income:
Interest income	7,006	5,032	18,351	9,329
Net other income	7,006	5,032	18,351	9,329
Income (loss) before income taxes	(14,679)	297,107	132,500	418,004
Federal and State Income Taxes:
Current	(18,249)	32,382	30,136	64,265
Deferred	--	68,341	--	68,341
Total income taxes	(18,249)	100,723	30,136	132,606
Net Income	$3,570	$196,384	$102,364	$285,398

Per Common Stock, basic and diluted
Net Income	$0.00	$0.10	$0.05	$0.15
Dividends	$0.00	$0.03	$0.00	$0.10

Weighted Average Common Shares Outstanding, basic and diluted	1,942,495	1,942,495	1,942,495	1,942,495

The accompanying notes are an integral part of these unaudited financial statements.

CKX Lands, Inc.

Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Total	Retained Earnings	Capital Stock Issued	Treasury Stock
Quarter Ended June 30, 2016
December 31, 2015 Balance	$13,809,767	$13,750,432	$59,335	$--
Net income	102,364	102,364	--	--
Dividends reversion	6,507	6,507	--	--
June 30, 2016 Balance	$13,918,638	$13,859,303	$59,335	$--

Quarter Ended June 30, 2015
December 31, 2014 Balance	$13,540,989	$13,844,249	$72,256	$(375,516)
Net income	285,398	285,398	--	--
Dividends paid	(194,250)	(194,250)	--	--
June 30, 2015 Balance	$13,632,137	$13,935,397	$72,256	$(375,516)

The accompanying notes are an integral part of these unaudited financial statements.

CKX Lands, Inc.

Statements of Cash Flows

Six Months Ended June 30, 2016 and 2015

(Unaudited)

	2016	2015
Cash Flows from Operating Activities:
Net Income	$102,364	$285,398
Less non-cash expenses included in net income:
Depreciation, depletion and amortization	1,751	--
Deferred income tax expense	--	68,341
Gain on sale of land	--	(172,352)
Change in operating assets and liabilities:
Increase in current assets	(86,066)	(14,331)
Increase in current liabilities	97,324	30,941
Net cash provided from operating activities	115,373	197,997
Cash Flows from Investing Activities:
Certificates of deposit:
Purchases	(730,000)	(1,404,000)
Maturity proceeds	1,200,000	1,440,000
Land, timber, equipment, and other assets:
Purchases	(326,254)	(21,535)
Sales proceeds	--	185,623
Proceeds held in 1031 trust account	--	(187,500)
Net cash provided from investing activities	143,746	12,588
Cash Flows from Financing Activities:
Dividends reversion (paid)	6,507	(194,250)
Net cash from (used in) financing activities	6,507	(194,250)
Net increase in cash and cash equivalents	265,626	16,335
Cash and cash equivalents:
Beginning	2,767,424	5,225,594
Ending	$3,033,050	$5,241,929

Supplemental disclosures of cash flow information:
Cash payments (refunds) for:
Interest	$--	$--
Income taxes	$9,920	$13,577

The accompanying notes are an integral part of these unaudited financial statements.

CKX Lands, Inc.

Notes to Financial Statements

June 30, 2016

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

Interim results are not necessarily indicative of results for a full year. These financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2015 and Form 10-Q for the quarter period ended June 30, 2015.

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

Note 3.       Company Operations

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, timber and surface. The Company’s reportable business segments are strategic business units that offer income from different products all of which are derived from the Company lands. They are managed separately due to the unique aspects of each area.

Following is a summary of segmented operations information for the six months ended June 30, 2016 and 2015, respectively:

	2016	2015
Revenues:
Oil and Gas	$208,199	$472,522
Timber	120,868	--
Surface	98,889	55,714
Total	427,956	528,236
Cost and Expenses:
Oil and Gas	22,869	38,448
Timber	9,855	391
Surface	2,201	1,436
Total	34,925	40,275
Income from Operations:
Oil and Gas	185,330	434,074
Timber	111,013	(391)
Surface	96,688	54,278
Total	393,031	487,961
Other Expense before Income Taxes:	(260,531)	(69,957)
Income before Income Taxes	132,500	418,004
Identifiable Assets, net of accumulated depreciation:
Oil and Gas	$--	$--
Timber	1,598,058	1,548,960
Surface	--	--
General Corporate Assets	12,765,073	12,468,122
Total	14,363,131	14,017,082

Capital Expenditures:
Oil and Gas	--	--
Timber	53,721	21,535
Surface	--	--
General Corporate Assets:	272,533	--
Total	326,254	21,535

Depreciation and Depletion:
Oil and Gas	--	--
Timber	1,751	--
Surface	--	--
General Corporate Assets	--	--
Total	$1,751	$--

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

Revenue from customers representing 5% or more of total revenue for the six months ended June 30, 2016 and 2015, respectively are:

Count	2016	2015
1	$112,835	$93,755
2	63,449	87,285
3	59,522	72,415
4	34,191	43,833
5	32,695	42,376
6	30,061	33,519
7	--	30,440

CKX Lands, Inc.

Notes to Financial Statements

June 30, 2016

(Unaudited)

Note 4:       Land Purchases

During the first quarter of 2016, the Company purchased approximately 40 acres of land in Beauregard parish, Louisiana. The purchase price, inclusive of all related costs, was allocated $10,000 in timber and $59,638 to land on the Company’s balance sheet. No mineral rights were conveyed to the Company on the closing date.

During the second quarter of 2016, the Company purchased approximately 129 acres of land in Rapides parish, Louisiana. The purchase price, inclusive of all related costs, was allocated $34,200 in timber and $198,874 to land on the Company’s balance sheet. No mineral rights were conveyed to the Company on the closing date.

Note 5:       Subsequent Event - Land Purchase

On July 20, 2016, the Company purchased approximately 880 acres of land in Calcasieu parish, Louisiana. The purchase price, inclusive of estimated related costs, was allocated $408,000 in timber and $1,519,021 to land on the Company’s balance sheet. 50% of all mineral rights were conveyed to the Company on the closing date.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue

Comparison of Revenues for the six months ended June 30, 2016 and 2015 follows:

	2016	2015	$ Change	% Change
Oil and Gas	208,199	472,522	(264,323)	(55.94%)
Timber	120,868	--	120,868	100.00%
Surface	98,889	55,714	43,175	77.49%

Total	427,956	528,236	(100,280)	(18.98%)

Oil and Gas

CKX leases its property to oil and gas operators and collects income through its land ownership in the form of oil and gas royalties and lease rentals and geophysical revenues. A breakdown of oil and gas revenues follows:

	2016	2015	$ Change	% Change
Oil	151,934	348,811	(196,877)	(56.44%	)
Gas	53,943	113,999	(60,056)	(52.68%	)
Lease and Geophysical	2,322	9,712	(7,390)	(76.09%	)

Total	208,199	472,522	(264,323)	(55.94%	)

CKX received oil and/or gas revenues from 99 and 122 wells during the Six months ended June 30, 2016 and 2015, respectively.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF.

	2016	2015
Net oil produced (Bbl)(2)	4,090	6,052
Average oil sales price (per Bbl)(1,2)	$34.33	$52.18

Net gas produced (MCF)	23,982	31,731
Average gas sales price (per MCF)(1)	$2.25	$3.59

Notes to above schedule:

(1) Before deduction of production and severance taxes.

(2) Excludes plant products.

Oil and Gas revenues declined by $264,323 from 2015 revenues. As indicated in the schedule above the decline was due to a decrease in production and declines in the average sales prices for both oil and gas and lower lease and geophysical revenues. Oil and Gas revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

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

During 2016, the Company received timber revenues of $112,835 from a stumpage agreement executed in 2014. The Company entered into an additional stumpage agreement in 2016 with a 24-month term and received an advance payment of $52,300 to be applied as the subject timber is harvested.

Surface revenue increased due to pipeline right of way agreements being executed in 2016. As previously noted by management, pipeline, utility and other right of ways are not unusual to the Company; however, these types of revenue are not predictable and can vary significantly from year to year

Costs and Expenses

Oil and gas costs, primarily severance taxes, decreased by $15,579 in 2016. With the reduction in oil and gas revenues, the decrease was expected.

General and administrative expenses increased by $27,244 primarily due to increased officer salary, property managers’ fees for preparation of timber sales bid packages, and director fees.

Other costs and expenses incurred for the six months ended June 30, 2016 were materially consistent with 2015 reported amounts.

Financial Condition

Current assets totaled $6,562,694 and total liabilities equaled $444,494 at June 30, 2016. Management believes available cash and certificates of deposit together with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions. The Company renewed its bank line of credit during the quarter with an availability of $3,000,000.

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

Part II. Other Information

Item 1 – 5.	Not Applicable

Item 6.	EXHIBITS

3.1	Restated/Articles of Incorporation of the Registrant are incorporated by reference to Exhibit (3)-1 to Form 10 filed April 29, 1981.

3.2	Amendment to Articles of Incorporation of the Registrant is incorporated by reference to Exhibit (3.2) to Form 10-K for year ended December 31, 2003.

3.3	By-Laws of the Registrant are incorporated by reference to Exhibit (3.3) to Form 10-Q for the quarter ended March 31, 2013.

10	Contract to Purchase and Sell approximately 3,495 acres in Cameron Parish, Louisiana effective July 3, 2007 is incorporated by reference to Exhibit (10) to Form 10-QSB filed August 13, 2007.

10.1	Agreement to Purchase and Sell Real Estate of approximately 880 acres in Calcasieu Parish, Louisiana effective May 11, 2016.

31	Certification of Brian R. Jones, President and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32	Certification of President and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

CKX Lands, Inc.

Date: August 8, 2016	/s/ Brian R. Jones
Brian R. Jones
President and Treasurer