Form 10-Q
period 2016-09-30
CKX LANDS, INC.
filed 2016-11-04
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

CKX Lands, Inc.

Form 10-Q

For the Quarter ended September 30, 2016

Table of Contents

		Page
Part I. Financial Information

Item 1.	Financial Statements

a.	Balance Sheets as of September 30, 2016 and December 31, 2015 (Unaudited)	1
b.	Statements of Income for the quarter and nine months ended September 30, 2016 and 2015 (Unaudited)	2
c.	Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2016 and 2015 (Unaudited)	3
d.	Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (Unaudited)	4
e.	Notes to Financial Statements as of September 30, 2016 (Unaudited)	5-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-10

Item 4.	Controls and Procedures	10

Part II. Other Information

Item 6.	Exhibits	11

	Signature	11

Part I – Financial Information

Item 1.	FINANCIAL STATEMENTS

CKX Lands, Inc.

Balance Sheets

September 30, 2016 and December 31, 2015

(Unaudited)

	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$785,997	$2,767,424
Certificates of deposit	3,814,000	3,324,000
Accounts receivable	78,269	64,752
Prepaid expense and other assets	65,207	44,826
Total current assets	4,743,473	6,201,002
Non-current Assets:
Certificates of deposit	480,000	1,200,000
Property and equipment:
Land	7,075,345	5,209,846
Timber	2,064,058	1,546,088
Building and equipment less accumulated depreciation of $73,140 and $84,156, respectively	15,584	--
Total property and equipment, net	9,154,987	6,755,934
Total assets	$14,378,460	$14,156,936

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade payables and accrued expenses	$139,427	$54,402
Total current liabilities	139,427	54,402
Non-current Liabilities:
Deferred income tax payable	299,024	292,767
Total liabilities	438,451	347,169
Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 1,942,495 and 1,942,495 shares issued, respectively	59,335	59,335
Retained earnings	13,880,674	13,750,432
Total stockholders’ equity	13,940,009	13,809,767
Total liabilities and stockholders’ equity	$14,378,460	$14,156,936

The accompanying notes are an integral part of these unaudited financial statements.

CKX Lands, Inc.

Statements of Income

Quarter and Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Oil and gas	$151,752	$200,464	$359,951	$672,986
Timber	4,992	19,447	125,860	19,447
Surface	53,299	133,320	152,188	189,034
Total revenues	210,043	353,231	637,999	881,467
Costs, Expenses and (Gains):
Oil and gas	13,190	20,122	36,059	58,570
Timber	1,123	279	10,978	670
Surface	258	2,830	2,459	4,266
General and administrative	178,400	130,975	457,282	382,613
Depreciation	236	--	236	--
Gain on sale of land	--	--	--	(172,352)
Total cost, expenses and (gains)	193,207	154,206	507,014	273,767
Income (loss) from operations	16,836	199,025	130,985	607,700
Other Income:
Interest income	12,398	5,427	30,749	14,756
Net other income	12,398	5,427	30,749	14,756
Income (loss) before income taxes	29,234	204,452	161,734	622,456
Federal and State Income Taxes:
Current	1,605	65,736	31,741	130,001
Deferred	6,258	--	6,258	68,341
Total income taxes	7,863	65,736	37,999	198,342
Net Income	$21,371	$138,716	$123,735	$424,114

Per Common Stock, basic and diluted
Net Income	$0.01	$0.07	$0.06	$0.22
Dividends	$0.00	$0.03	$0.00	$0.10

Weighted Average Common Shares Outstanding, basic and diluted	1,942,495	1,942,495	1,942,495	1,942,495

The accompanying notes are an integral part of these unaudited financial statements.

CKX Lands, Inc.

Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Total	Retained Earnings	Capital Stock Issued	Treasury Stock
Nine Months Ended September 30, 2016
December 31, 2015 Balance	$13,809,767	$13,750,432	$59,335	$--
Net income	123,735	123,735	--	--
Dividends reversion	6,507	6,507	--	--
September 30, 2016 Balance	$13,940,009	$13,880,674	$59,335	$--

Nine Months Ended September 30, 2015
December 31, 2014 Balance	$13,540,989	$13,844,249	$72,256	$(375,516)
Net income	424,114	424,114	--	--
Dividends paid	(194,250)	(194,250)	--	--
September 30, 2015 Balance	$13,770,853	$14,074,113	$72,256	$(375,516)

The accompanying notes are an integral part of these unaudited financial statements.

CKX Lands, Inc.

Statements of Cash Flows

Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	2016	2015
Cash Flows from Operating Activities:
Net Income	$123,735	$424,114
Less non-cash expenses included in net income:
Depreciation, depletion and amortization	1,987	--
Deferred income tax expense	6,257	68,341
Gain on sale of land	--	(172,352)
Change in operating assets and liabilities:
Increase in current assets	(33,898)	34,002
Increase in current liabilities	85,025	94,547
Net cash provided from operating activities	183,106	448,652
Cash Flows from Investing Activities:
Certificates of deposit:
Purchases	(1,690,000)	(2,124,000)
Maturity proceeds	1,920,000	1,920,000
Land, timber, equipment, and other assets:
Purchases	(2,401,040)	(287,517)
Sales proceeds	--	185,623
Net cash provided from investing activities	(2,171,040)	(305,894)
Cash Flows from Financing Activities:
Dividends reversion (paid)	6,507	(194,250)
Net cash from (used in) financing activities	6,507	(194,250)
Net increase in cash and cash equivalents	(1,981,427)	(51,492)
Cash and cash equivalents:
Beginning	2,767,424	5,225,594
Ending	$785,997	$5,174,102

Supplemental disclosures of cash flow information:
Cash payments (refunds) for:
Interest	$--	$--
Income taxes	$35,571	$33,576

The accompanying notes are an integral part of these unaudited financial statements.

CKX Lands, Inc.

Notes to Financial Statements

September 30, 2016

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

Interim results are not necessarily indicative of results for a full year. These financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2015 and Form 10-Q for the quarter period ended September 30, 2015.

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

Following is a summary of segmented operations information for the nine months ended September 30, 2016 and 2015, respectively:

	2016	2015
Revenues:
Oil and Gas	$359,951	$672,986
Timber	125,860	19,447
Surface	152,188	189,034
Total	637,999	881,467
Cost and Expenses:
Oil and Gas	36,059	58,570
Timber	10,978	670
Surface	2,459	4,266
Total	49,496	63,506
Income from Operations:
Oil and Gas	323,892	614,416
Timber	114,882	18,777
Surface	149,729	184,768
Total	588,503	817,961
Other Expense before Income Taxes:	(426,769)	(195,505)
Income before Income Taxes	161,734	622,456

CKX Lands, Inc.

Notes to Financial Statements

September 30, 2016

(Unaudited)

Note 3.	Company Operations (continued)

Identifiable Assets, net of accumulated depreciation:
Oil and Gas	$--	$--
Timber	2,064,058	1,546,088
Surface	--	--
General Corporate Assets	12,314,402	12,610,848
Total	14,378,460	14,156,936

Capital Expenditures:
Oil and Gas	--	--
Timber	519,721	21,535
Surface	--	--
General Corporate Assets:	1,881,319	265,982
Total	2,401,040	287,517

Depreciation and Depletion:
Oil and Gas	--	--
Timber	1,751	--
Surface	236	--
General Corporate Assets	--	--
Total	$1,987	$--

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

Revenue from customers representing 5% or more of total revenue for the nine months ended September 30, 2016 and 2015, respectively are:

Count	2016	2015
1	$112,835	$137,065
2	97,135	96,728
3	63,449	93,755
4	52,063	73,616
5	51,020	63,890
6	47,666	63,826
7	--	56,487
8	--	45,195

CKX Lands, Inc.

Notes to Financial Statements

September 30, 2016

(Unaudited)

Note 4:	Land Purchases and Sales

Purchases

During the nine months ended September 30, 2016, the Company purchased the following 100% interest in approximate acres, land, timber and mineral rights:

Quarter	Acres	Louisiana Parish	Timber	Land	Mineral Rights %
1st	40	Beauregard	$10,000	$59,638	0.00%
2nd	129	Beauregard	$34,200	$198,874	50.00%
3rd	880	Calcasieu	$408,000	$1,519,021	50.00%
3rd	80	Calcasieu	$58,000	$74,895	100.00%

During the nine months ended September 30, 2015, the Company purchased the following 100% interest in approximate acres, land, timber and mineral rights:

Quarter	Acres	Louisiana Parish	Timber	Land	Mineral Rights %
3rd	200	Natchitoches	$--	$265,982	50.00%

1031 exchange proceeds of $187,500, discussed below, were applied to purchase of the 200 acres in Natchitoches parish, Louisiana.

Sales

During the second quarter of 2015, the Company sold its 1/6th interest in approximately 155 acres of land located in Jefferson Davis Parish for $187,500 and reported a gain of $170,853. This transaction was structured as a “deferred exchange using a qualified intermediary” pursuant to Paragraph 1031 of the Internal Revenue Code (1031 Exchange) for income tax purposes. Due to the 1031 exchange, the gain of $170,853 is deferred for income tax purposes. At September 30, 2015, the 1031 exchange has been completed and $187,500 in proceeds was used for the purchase of the 200 acres in Natchitoches Parish, Louisiana discussed above.

Note 5:	Subsequent Event – Related Party Transaction

On October 16, 2016, the Company entered into a memorandum of understanding (“MOU”) with Stream Wetlands Services, LLC (“Stream”). Under the terms of the MOU, Stream paid the Company $37,667 for a non-exclusive right to evaluate and market certain lands owned by the Company to their client for beneficial use purposes to compensate for wetlands impact. This non-exclusive right terminates in 6 months. If Stream is chosen to perform their client’s project, the Company has agreed to put forth its best efforts to negotiate and enter into a mutually acceptable lease form. Due to the uncertainty of the contract award and project scope, we are unable to estimate the potential financial benefit, if any, to the Company. William Gray Stream, Company Director, is the president of Stream Wetlands Services, LLC.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue

Comparison of Revenues for the nine months ended September 30, 2016 and 2015 follows:

	2016	2015	$ Change	% Change
Oil and Gas	359,951	672,986	(313,035)	(46.51%	)
Timber	125,860	19,447	106,413	547.19%
Surface	152,188	189,034	(36,846)	(19.49%	)

Total	637,999	881,467	(243,468)	(27.62%	)

Oil and Gas

CKX leases its property to oil and gas operators and collects income through its land ownership in the form of oil and gas royalties and lease rentals revenues. A breakdown of oil and gas revenues follows:

	2016	2015	$ Change	% Change
Oil	265,950	505,614	(239,664)	(47.40%	)
Gas	86,846	156,993	(70,147)	(44.68%	)
Lease	7,155	10,379	(3,224)	(31.06%	)

Total	359,951	672,986	(313,035)	(46.51%	)

CKX received oil and/or gas revenues from 114 and 129 wells during the nine months ended September 30, 2016 and 2015, respectively.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF.

	2016	2015
Net oil produced (Bbl)(2)	6,413	8,805
Average oil sales price (per Bbl)(1,2)	$38.01	$53.46

Net gas produced (MCF)	36,094	45,700
Average gas sales price (per MCF)(1)	$2.33	$3.44

Notes to above schedule:

(1) Before deduction of production and severance taxes.

(2) Excludes plant products.

Oil and Gas revenues declined by $313,035 from 2015 revenues. As indicated in the schedule above the decline was due to a decrease in production and declines in the average sales prices for both oil and gas and lower lease and geophysical revenues. Oil and Gas revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year and quarter to quarter

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Management believes oil and gas activity is driven by current and forecasted commodity prices, demand for oil and gas, and upstream and downstream industry activity. Based on available public information, management believes that oil and gas activity which includes oil and gas production as well as lease rentals will continue to be depressed when compared to 2015 reported amounts.

During 2016, the Company received timber revenues of $112,835 from a stumpage agreement executed in 2014. The Company has entered into an additional stumpage agreement in 2016 with a 24-month term and received an advance payment of $52,300 to be applied as the subject timber is harvested. We believe that due to heavy rains during the quarter, timber harvesting activities have not occurred.

Surface revenue decreased due to the timing of pipeline right of way agreements. As previously noted by management, pipeline, utility and other right of ways are not unusual to the Company; however, these types of revenue are not predictable and can vary significantly from year to year and quarter to quarter

Costs and Expenses

Oil and gas costs, primarily severance taxes, decreased by $22,511 in 2016. With the reduction in oil and gas revenues, the decrease was expected.

General and administrative expenses increased by $74,669 primarily due to increased officer salary, additional officer salary and property taxes related to successful land acquisitions in the quarter ended September 30, 2016, property managers’ fees, and director fees which were offset by a decrease in professional fees.

Other costs and expenses incurred for the quarter and nine months ended September 30, 2016 were materially consistent with 2015 reported amounts.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financial Condition

Current assets totaled $4,743,473 and total liabilities equaled $139,427 at September 30, 2016. Management believes available cash and certificates of deposit together with funds generated from operations should be sufficient to meet operating requirements and provide funds for strategic acquisitions. The Company has an available bank line of credit of $3,000,000.

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

Part II. Other Information

Item 1 – 5.	Not Applicable

Item 6.	EXHIBITS

3.1	Restated/Articles of Incorporation of the Registrant are incorporated by reference to Exhibit (3)-1 to Form 10 filed April 29, 1981.

3.2	Amendment to Articles of Incorporation of the Registrant is incorporated by reference to Exhibit (3.2) to Form 10-K for year ended December 31, 2003.

3.3	By-Laws of the Registrant are incorporated by reference to Exhibit (3.3) to Form 10-Q for the quarter ended March 31, 2013.

10	Contract to Purchase and Sell approximately 3,495 acres in Cameron Parish, Louisiana effective July 3, 2007 is incorporated by reference to Exhibit (10) to Form 10-QSB filed August 13, 2007.

10.1	Agreement to Purchase and Sell Real Estate of approximately 880 acres in Calcasieu Parish, Louisiana effective May 11, 2016 is incorporated by reference to Form 10-Q filed August 8, 2016.

31	Certification of Brian R. Jones, President and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32	Certification of President and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

CKX Lands, Inc.

Date: November 4, 2016	/s/ Brian R. Jones
Brian R. Jones
President and Treasurer