Form 10-K
period 2016-12-31
CKX LANDS, INC.
filed 2017-03-24
CIK 352955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

or

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

Securities registered pursuant to Section 12(g) of the Act: None

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

YES ☐     NO ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2016 based on the closing price on that date of $11.34 was $16,392,526.

The number of shares of the registrant’s Common Stock outstanding as of March 24, 2017, was 1,942,495.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement prepared in connection with the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

PART I

Item 1.	BUSINESS

General Description

CKX Lands, Inc. is a Louisiana corporation organized in 1930 as Calcasieu Real Estate & Oil Co., Inc. to receive non-producing mineral royalties spun off by a southwest Louisiana bank. Over the years, as some of the royalties yielded oil and gas income, the Company used the proceeds to purchase land. On May 17, 2005, the Company changed its name from Calcasieu Real Estate & Oil Co., Inc. to CKX Lands, Inc. The primary reason for the change was to help clarify that the Company is not directly involved in oil and gas exploration or operations. As used herein, the “Company” or “CKX” refers to CKX Lands, Inc.

The Company’s shares are listed on the NYSE MKT (previously known as NYSE AMEX), under the symbol CKX. As of March 24, 2017, there were 1,942,495 shares outstanding. The Company had a common equity public float of less than $75 million as of the last business day of the second fiscal quarter. Consequently, the Company is a smaller reporting company under the Securities and Exchange Commission regulations.

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

The Company will provide to stockholders without charge upon their written request a copy of the registrant's annual report on Form 10-K, including the financial statements and the financial statement schedules, required to be filed with the SEC for the registrant's most recent fiscal year.  Requests should be sent to CKX Lands, Inc., 1508 Hodges Street, Lake Charles, LA 70601. Copies may also be obtained through the Company’s website, www.ckxlands.com.

The Company owns land, timber, and mineral interests and collects income through its ownership in the form of oil and gas royalties, timber sales, and surface leases for farming, right of way and other uses. The Company actively manages its timber lands, however the Company is not involved in the exploration or production of oil and gas nor does it actively farm for agricultural purpose its lands.

CKX owns a 100% interest in 7,521 acres and undivided interests ranging from 0.260% to 77.778% in 37,739 acres, including a 16.667% interest in 33,486 acres and a 50.000% interest in 1,696 acres, resulting in an ownership of approximately 14,326 net acres.

CKX does not perform or cause to have performed oil and gas producing activities inasmuch as: (1) we do not search for crude oil or natural gas in their natural states; (2) we do not acquire property for the purpose of exploration or the removing of oil and gas; and (3) we are not involved in construction, drilling and/or production activities necessary to retrieve oil and gas.

Oil and gas royalties are paid by the operators who own the wells. Timber income is paid by the highest bidder for the timber. There are several mills in the immediate area that compete for timber. Surface income is received for farming, right of way or other surface land uses. The prices paid for oil, gas and timber depend on national and international market conditions. Prices paid for surface leases depend on regional and local market conditions. Oil and gas revenues were 59.17% of the Company’s total revenues in 2016 and 74.02% in 2015.

The source of all raw materials for the Company is the land itself. All oil and gas income will eventually deplete, but we have no access to this depletion information. Timber income and agriculture income are renewable resources. The Company’s three reportable business segments are oil and gas, timber, and surface. Segment revenue and related business segment financial information are included in the notes to financial statements.

The Company does not spend any money on research and development.

The Company does not need government approval of its principal products or services except that the State of Louisiana must permit the size & location of all oil and gas producing units. The operator of the oil & gas units is responsible for this permitting process.

Employees

The Company has three employees, all of whom are part-time. There are two officers, and one clerical person. The Company is not subject to union contracts nor does the Company have any hospitalization, pension, profit sharing, option or deferred compensation programs.

Customers

The Company’s customers are those who have mineral leases on Company lands, purchase timber in competitive bids or execute surface leases for farming, hunting, right of ways or other purposes. During 2016, the Company received approximately 65.13% of its total revenues from the following customers:

Customer	Revenue Type	% of Total Revenue
Pintail Oil & Gas LLC	Oil & Gas	15.00%
Georgia Pacific	Timber	13.65%
Riceland Petroleum Company	Oil & Gas	7.80%
Arcadia Operating, LLC	Oil & Gas	7.66%
G2X Energy, Inc.	Surface	7.35%
EOG Resources, Inc.	Oil & Gas	7.33%
SV Energy Company, LLC	Oil & Gas	6.34%

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

Item 1A.	RISK FACTORS

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

Commodity Prices

The majority of the Company’s operating income comes from the sale of commodities produced from its lands: oil and gas, and timber. Fluctuations in these commodity prices will directly impact net income. In 2016, average gas prices paid to the Company were 23.42% lower than the average in 2015, and average oil prices, excluding plants, were lower in 2016 than in 2015, by 22.84%. If the average oil and gas prices in 2016 reverted to the 2015 averages, income before income tax would have increased by approximately 55.82%.

Natural Disasters

The Company has approximately 10,612 net acres of timberland (pine and hardwood) in various stages of growth or age classes. A typical pine timber stand will be harvested after 30 to 35 years of growth with some thinning occurring during this time. A hardwood stand will be harvested after 45 to 50 years of growth. A natural disaster can have a material adverse effect on timber growth, reducing its value. Natural disasters could include a hurricane, tornado, high winds, heavy rains and flooding, and/or fire cause by lightning.

Interest Rate Risks

The Company has no direct exposure to changes in foreign currency exchange rates and minimal direct exposure to interest rates. The Company has an unsecured line of credit with Whitney National Bank with no outstanding balance. The Company has no current plans to draw against this line.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

The Company owns approximately 14,326 net acres all located in Louisiana. The approximate gross and net acres located in each Louisiana parish are presented below.

Parish	Gross Acres	Net Acres

Calcasieu	17,517	5,098
Jefferson Davis	9,737	2,326
Allen	8,068	2,483
Beauregard	7,357	3,588
Cameron	1,702	350
LaFourche	240	40
Natchitoches	200	200
Vermilion	180	30
Rapides	129	129
St. Landry	80	32
Sabine	50	50

Total	45,260	14,326

Included in the 14,326 net acres presented above, are approximately 7,521 acres owned 100% by the Company. The Louisiana parish location for these 100% owned lands is presented below.

Parish	Acres

Beauregard	2,754
Calcasieu	2,421
Allen	1,121
Jefferson Davis	684
Natchitoches	200
Cameron	162
Rapides	129
Sabine	50

Total	7,521

For management purposes, the Company classifies the 14,326 net acres owned by CKX as follows: 10,612 net acres are timber lands, 2,576 net acres are agriculture lands, 944 net acres are marsh lands and 194 net acres are located in metropolitan areas.

The table below shows, for the years ended December 31, 2016 and December 31, 2015, the Company’s net gas produced in thousands of cubic feet (MCF), net oil produced in barrels (Bbl), and average sales prices relating to oil and gas attributable to the royalty interests of the Company as reported by the various producers.

	Year Ended 12/31/16	Year Ended 12/31/15
Net gas produced (MCF)	48,959	55,910
Average gas sales price (per MCF)(1)	$2.55	$3.33

Net oil produced (Bbl)(2)	8,447	10,590
Average oil sales price (per Bbl)(1,2)	$39.87	$51.67

Notes to above schedule:

(1) Before deduction of severance taxes and other charges.

(2) Excludes plant products.

Item 3.	LEGAL PROCEEDINGS

The Company was not involved in any legal proceedings as of December 31, 2016.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the NYSE MKT (previously known as NYSE AMEX) under the trading symbol CKX since its listing on December 8, 2003. Prior to the listing there was no established public trading market for the Common Stock, and there had been only limited and sporadic trading in the Common Stock, principally among the Company’s shareholders. On March 21, 2017, there were approximately 467 stockholders of record. There were no sales of unregistered securities of the Company and no purchases or sales of CKX equity securities during 2016 by the Company. The closing price for the Common Stock was $11.76 on March 22, 2017. The following table sets forth the high and low sales prices for the Common Stock by quarter during 2016 and 2015.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Common stock price per share 2016	high	10.50	12.50	11.89	11.24
	Low	9.05	10.50	10.30	10.36
Common stock price per share 2015	high	16.60	16.75	14.10	12.30
	Low	14.16	14.02	10.60	9.42

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Total

Cash Dividend per Share
2016	$0.00	0.00	0.00	0.00	0.00
2015	$0.07	0.03	0.00	0.00	0.10

Pursuant to a dividend reversion clause in the Company’s Articles of Incorporation, dividends not claimed within one year after a dividend becomes payable will expire and revert in full ownership to the Company and the Company’s obligation to pay such dividend will cease. During 2016 and 2015, the Company received $6,507 and $0, respectively, in dividend reversions.

Item 6.	SELECTED FINANCIAL DATA

Not applicable

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s oil and gas income fluctuates as new oil and gas production is discovered on Company land and then ultimately depletes or becomes commercially uneconomical to produce. The volatility in the daily commodity pricing of a barrel of oil or a MCF of gas will also cause fluctuations in the Company’s oil and gas income.

CKX has small royalty interests in 36 different producing oil and gas fields. The size of each royalty interest is determined by the Company’s net ownership in the acreage unit for the well. CKX’s royalty interests range from 0.0045% for the smallest to 7.62% for the largest. As the Company does not own or operate the wells, it does not have access to any reserve information.

Eventually, the oil and gas under the Company’s current land holdings will be depleted.

Timber income is derived from timber on Company lands. The timber income will fluctuate depending on our ability to secure stumpage agreements in the regional markets, timber stand age, and/or stumpage commodity prices. Timber is a renewable resource that the Company actively manages.

Surface income is earned from various recurring and non-recurring sources. Recurring surface income is earned from lease arrangements for farming, recreational and commercial uses. Non-recurring surface income can include such activities as pipeline right of ways, and temporary worksite rentals.

In managing its lands, the Company relies on and has established relationships with real estate, forestry, environmental and agriculture consultants as well as attorneys with legal expertise in general corporate matters, real estate, and minerals.

The Company actively searches for additional real estate for purchase in Louisiana with a focus on southwest Louisiana. When evaluating unimproved real estate for purchase, the Company will consider numerous characteristics including but not limited to timber fitness, agriculture fitness, future development opportunities and/or mineral potential. When evaluating improved real estate for purchase, the Company will consider characteristics including but not limited to geographic location, quality of existing revenue streams, and/or quality of the improvements.

Results of Operations

Fiscal Year 2016 Compared to Fiscal Year 2015

Total revenues for 2016 were $863,402, a decrease of 18.71% when compared with 2015 revenues of $1,062,101. Total revenue consists of oil and gas, timber, and surface revenues.

Oil and gas revenues were 59.17% and 74.02% of total revenues for 2016 and 2015, respectively. Oil and gas revenues consist of royalty revenue and lease rental revenue. Oil and gas revenues changed between 2016 and 2015 as follows:

	2016	2015	$ Change	% Change
Royalty	$488,947	$772,212	$(283,265)	(36.68)%
Lease Rental	21,909	13,992	7,917	56.58%
Total	$510,856	$786,204	$(275,348)	(35.02)%

During 2016, reported gas production decreased by approximately 11,349 MCF, and the average gas sales price per MCF decreased by approximately $0.78 resulting in a decrease in gas revenue of $61,584. Revenue from oil production, including plants, decreased by $221,681. This decrease was due to a decrease in the average barrel sales price of $11.80, not including plants, and a decrease in production of approximately 2,976 barrels, not including plants, and a decrease in plants revenue of $10,834.

The following 6 fields produced 90.29% of the Company’s oil and gas revenues in 2016. The following table shows the number of barrels of oil (Bbl Oil) and MCF of gas (MCF Gas) produced from these fields.

Field	Bbl Oil (1)	MCF Gas
South Bear Head Creek	3,032	3,892
South Gordon	708	15,944
South Jennings	627	16,437
Gonzales County	1,430	1,009
Cowards Gully	1,026	1,688
South Lake Charles	652	6,502

Note to above schedule:

(1)	Excludes plant products.

In 2015, the following 6 fields produced 89.04% of the Company’s oil and gas revenues. The following table shows the number of barrels of oil (Bbl Oil) and MCF of gas (MCF Gas) produced from these fields.

Field	Bbl Oil (1)	MCF Gas
South Bear Head Creek	3,337	2,948
Gonzales County	3,136	1,553
South Jennings	768	20,807
South Gordon	886	17,013
Cowards Gully	1,312	3,382
South Lake Charles	696	6,771

Note to above schedule:

(1)	Excludes plant products.

The Company was a lessor in the following non-producing mineral leases:

Activity	2016	2015
Bonus lease	3	2
Delay lease	3	6
Gross acres	491	467
Net acres	154	116

Timber revenue increased by $73,832 from 2015. The Company actively marketed its timber during 2016, and entered into 3 stumpage agreements. Generally, weather conditions were too wet in 2016 for harvesting activity to occur on much of the acreage under contract for harvest and thinning.

Surface revenue increased by $2,817 from 2015. Surface revenue includes revenue from farm leases, right of way grants, hunting leases and other surface leases.

General and administrative expense increased from 2015 by $112,843 to $614,002 primarily due to

Expense description	Amount
Increase in officer’s compensation related to directing the Company’s land acquisitions.	$70,864
Increase in corporate legal fees related to new director orientation and filings, and review of code of ethics and committee charters.	19,746
Increase in operations legal fees related to an increase in surface lease agreement activities.	8,290
Increase in director fees due to increased board size.	6,100
Increase in 3rd party property management fee of our 1/6th undivided interest lands.	6,906
$111,906

Other increases and decreases were comparative to prior year expense amounts.

Outlook for Fiscal Year 2017

The Company continues to actively search for timber lands with mineral potential. In 2017, the Company will consider and evaluate other types of land acquisitions such as commercial and agricultural lands that are more likely to generate recurring annual cash flows. The Company will also review its current holdings and assess whether certain properties should be divested. The Company may consider purchases outside of southwest Louisiana.

The 2016 average price per Bbl and MCF both decreased from 2015 average prices. The Company expects oil and gas average prices to increase from 2016 levels and for production levels to be lower resulting in flat oil and gas revenues for 2017 when compared to 2016 revenues.

The Company will continue to actively market its timber. In 2016, area harvesting activities were hampered by unseasonable high rain amounts which caused a backlog of timber to be harvested. We anticipate this 2016 event will be a negative factor in our ability to secure 2017 stumpage agreements at our desired volumes and pricing. We currently have four (4) stumpage agreements in force. We estimate our 2016 year end stumpage volumes on net acres for all timber age classes as follows:

Pine			Hardwood
Saw Timber (MBF)	Chip N Saw (Cords)	Pulpwood (Cords)	Saw Timber (MBF)	Pulpwood (Cords)
5,350,384	602,152	1,129,423	752,400	587,423

The Company believes the potential for increased surface revenue in 2017 is likely due to the continuing economic activity in southwest Louisiana. The Company also anticipates using its website, www.ckxlands.com, to market its lands for surface revenue in 2017.

In the first quarter of 2017, the Company terminated the 3rd party property management of its 1/6th undivided interest lands. The Company believes that in addition to a partial reduction in overall operating expenses, this change will allow management to improve its management over these lands.

Liquidity and Capital Resources

The Company’s current assets totaled $4,537,058 and total liabilities equaled $431,376 at December 31, 2016.

In the opinion of management, current cash flow from operations, cash and investments are adequate for projected operations and possible land purchases.

Additional sources of liquidity include the Company’s available bank line of credit for $3,000,000. The Company has no outstanding balance nor does it plan to draw on this line of credit. The Company does not include this line of credit availability when assessing the adequacy of liquidity or capital resources for projected operations or possible land purchases.

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

Forward Looking Statements

Certain matters contained in this report are forward-looking statements within the meaning of the “Safe Harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These statements include, without limitation, the information contained under the heading “Outlook for Fiscal Year 2017” in Item 7 of this report, and any statements containing forward-looking terminology including “may”, ”should,” “likely,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “projects,” or other similar words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors set forth in “Item 1A. Risk Factors” above, some of which are beyond our control and difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information may be obtained by reviewing the information set forth above under “Item 1A Risk Factors” and information contained in the Company’s reports periodically filed with the SEC.

Item 7A.	QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPORTING DATA

All financial statements required by this item are listed in the Table of Contents to Financial Statements appearing immediately after the signature page of this Form 10-K and are included herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive and financial officer to allow timely decisions regarding required disclosure.

As of December 31, 2016, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive and financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the principal executive and financial officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) for the Company. In assessing the Company’s ICFR, management follows the Committee of Sponsoring Organizations of the Treadway Commission’s (“COSO”) Internal Control - Integrated Framework (2013). Management shall determine ICFR ineffective if a material weakness exists in the controls.

Management has assessed the Company’s ICFR as effective as of December 31, 2016.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding ICFR Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

During the quarter ending December 31, 2016, there have been no changes in the Company’s ICFR that has materially affected or is reasonably likely to affect, the Company’s ICFR.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 as to directors, nominees for directors, reports under Section 16 of the Securities Exchange Act of 1934, the Registrant’s audit committee and an audit committee financial expert is included in the Registrant’s definitive proxy statement to be filed pursuant to Section 14(a) of the Securities Exchange Act of 1934 and is incorporated herein by reference.

Executive officers of Registrant are as follows:

Name	Age	Position with Registrant

Brian R. Jones	56	President, Treasurer and Director
Charles D. Viccellio	83	Secretary and Director

The occupations of such executive officers during the last five years and other principal affiliations are:

Name	Occupations

Brian R. Jones	President since April 25, 2013, Treasurer and Director since December 1, 2006; Managing member of Brian R. Jones CPA, LLC.
Charles D. Viccellio	Secretary since 1997 and Director since 1996. Retired attorney from the law firm of Stockwell, Sievert, Viccellio, Clements & Shaddock, LLP.

Directors, principal occupation or experience, and related business name and activity follows:

Name	Age	Experience and Qualifications	Director Since
Lee W. Boyer (2) (3)	59	Attorney with Stockwell, Sievert, Viccellio, Clements & Shaddock, L.L.P.; President, Second University Homesites, Inc.; Manager, Jones-Boyer, LLC; Manager, Boyer Properties, LLC; Director, Mallard Bay, Corp. Mr. Boyer’s experience in land management and oil and gas leasing activities makes him qualified to serve as a director.	2016

Max H. Hart (1)	58	Principal, Haas-Hirsch Interests. Mr. Hart’s experience in land management, oil and gas leasing activities, forestry, farming and rights of way makes him qualified to serve as a director.	2016

Brian R. Jones	56	President and Chairman of the Board of CKX Lands, Inc. since 2013 and Treasurer of CKX Lands, Inc. since 2006; Managing member of Brian R. Jones CPA, LLC. Mr. Jones’ experience in public accounting, SEC compliance and land management makes him qualified to serve as a director.	2007

Eugene T. Minvielle, IV (1)	43	Chief Financial Officer and Treasurer of Marlin Energy, LLC. Mr. Minvielle’s experience in oil and gas and financial reporting makes him qualified to serve as a director.	2017

Director Schedule (continued):

Name	Age	Experience and Qualifications	Director Since
Mary Watkins Savoy (1) (2) (3)	77	Private investments; Director of Mallard Bay Corp. Mrs. Savoy’s experience in land management and oil and gas leasing activities makes her qualified to serve as a director.	1998

William Gray Stream (1) (2) (4)	37	President of Matilda Stream Management. Mr. Stream’s experience in land management, oil and gas activities and forestry makes him qualified to serve as a director.	2007

Charles D. Viccellio	83	Secretary of CKX Lands, Inc.; Attorney (retired), Stockwell, Sievert, Viccellio, Clements & Shaddock, L.L.P. Mr. Viccellio’s extensive legal experience in land management and oil and gas activities makes him qualified to serve as a director.	1996

Mary Leach Werner (2) (3)	49	Vice President and Director of North American Land Co., Inc.; Vice President and Director of Sweet Lake Land & Oil Co., Inc. Mrs. Werner’s experience in land management and oil and gas activities makes her qualified to serve as a director.	2004

Michael B. White (3)	60	Oil and gas ventures, farmland and timberland investments, sole manager of Ottley Properties, LLC. Mr. White’s experience in oil and gas, farmland and timberland makes him qualified to serve as a director.	2013

Member of the (1) Audit Committee, (2) Compensation Committee, (3) Nominating Committee.

(4) On January 31, 2017, Mr. William Gray Stream provided notice to the Company that he will not stand for re-election to the board of directors at the Company’s 2017 annual meeting of stockholders so that he may pursue other interests. Mr. Stream will continue to serve on the board until the 2017 annual meeting, when his current term expires.

Stockwell, Sievert, Viccellio, Clements & Shaddock, L.L.P. is a law firm. Second University Homesites, Inc. Jones-Boyer, LLC, and Boyer Properties, LLC are residential property management companies. Mallard Bay Corp., Haas-Hirsch Interests, Matilda Stream Management, North American Land Co., Inc., and Sweet Lake Land & Oil Co., Inc. are all land management companies. Marlin Energy, LLC is an upstream oil and gas company. Ottley Properties, LLC is an investment holding company. Brian R. Jones CPA, LLC is a CPA firm.

There are no family relationships between any of our directors and executive officers or any arrangement or understanding between any of our executive officers and any other person pursuant to which any executive officer was appointed to his office.

The Board of Directors has determined that director nominees Boyer, Hart, Savoy, Stream, Werner, and White are “independent directors” as defined under the rules of the NYSE MKT.

The Company has adopted a Code of Ethics that applies to officers, directors and employees. A copy of the Code of Ethics will be provided by writing the President at P.O. Box 1864, Lake Charles, Louisiana 70602 or obtained through the Company’s website, www.ckxlands.com.

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

Item 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2017.

CKX LANDS, INC.

BY:	/s/ Brian R. Jones
Name:	Brian R. Jones
Title:	President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with regard to CKX Lands, Inc. on March 24, 2017.

/s/ Brian R. Jones
Brian R. Jones	President, Treasurer and Director (Principal Executive and Financial Officer)

/s/ Charles D. Viccellio
Charles D. Viccellio	Secretary and Director

/s/ Lee W. Boyer
Lee W. Boyer	Director

/s/ Max H. Hart
Max H. Hart	Director

/s/ Eugene T. Minvielle, IV
Eugene T. Minvielle, IV	Director

/s/ Mary W. Savoy
Mary W. Savoy	Director

/s/ William Gray Stream
William Gray Stream	Director

/s/ Mary Leach Werner
Mary Leach Werner	Director

/s/ Michael B. White
Michael B. White	Director

CKX LANDS, INC.

Table of Contents

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	15

FINANCIAL STATEMENTS

Balance Sheets	16
Statements of Income	17
Statements of Changes in Stockholders’ Equity	18
Statements of Cash Flows	19
Notes to Financial Statements	20-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

CKX Lands, Inc.

Lake Charles, Louisiana

We have audited the accompanying balance sheets of CKX Lands, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CKX Lands, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 23, 2017

CKX Lands, Inc.

Balance Sheets

December 31, 2016 and 2015

	2016	2015
Assets
Current Assets:
Cash	$1,081,188	$2,767,424
Certificates of deposit	3,370,000	3,324,000
Accounts receivable	62,403	64,752
Prepaid expense and other assets	23,467	44,826
Total current assets	4,537,058	6,201,002
Non-current Assets
Certificates of deposit	720,000	1,200,000
Property and equipment:
Land	7,075,345	5,209,846
Timber	2,072,368	1,546,088
Building and equipment less accumulated depreciation of $73,374 and $84,156, respectively	13,553	--
Total property and equipment, net	9,161,266	6,755,934
Total assets	$14,418,324	$14,156,936

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables and accrued expenses	$122,464	$54,402
Income taxes payable	9,993	--
Total current liabilities	132,457	54,402
Non-current Liabilities:
Deferred income tax payable	298,919	292,767
Total liabilities	431,376	347,169
Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 1,942,495 shares issued and outstanding	59,335	59,335
Retained earnings	13,927,613	13,750,432
Total stockholders’ equity	13,986,948	13,809,767
Total liabilities and stockholders’ equity	$14,418,324	$14,156,936

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Income

Years Ended December 31, 2016 and 2015

	2016	2015
Revenues:
Oil and gas	$510,856	$786,204
Timber	125,860	52,028
Surface	189,019	223,869
Surface - related party	37,667	--
Total revenues	863,402	1,062,101
Costs, Expenses and (Gains):
Oil and gas	47,212	70,240
Timber	11,809	8,026
Surface	2,552	4,330
General and administrative	614,002	501,159
Depreciation	467	--
Gain on sale of land	--	(172,352)
Total cost, expenses and (gains)	676,042	411,403
Income from operations	187,360	650,698
Other Income:
Interest income	34,951	23,108
Other income	34,951	23,108
Income before income taxes	222,311	673,806
Federal and State Income Taxes:
Current	45,485	142,437
Deferred	6,152	68,341
Total federal and state income taxes	51,637	210,778
Net income	$170,674	$463,028

Per Common Stock , basic and diluted
Net income	$0.09	$0.24
Dividends	$--	$0.10

Weighted Average Common Shares Outstanding, basic and diluted	1,942,495	1,942,495

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc. Statements of Changes in Stockholders’ Equity Years ended December 31, 2016 and 2015

	Total	Retained Earnings	Capital Stock Issued	Treasury Stock
December 31, 2014 Balance	$13,540,989	$13,844,249	$72,256	$(375,516)
Net income	463,028	463,028	--	--
Dividends paid	(194,250)	(194,250)	--	--
Reclassification of treasury stock under the LBCA	--	(362,595)	(12,921)	(375,516)
December 31, 2015 Balance	$13,809,767	$13,750,432	$59,335	$--
Net income	170,674	170,674	--	--
Dividends reversion	6,507	6,507	--	--
December 31, 2016 Balance	$13,986,948	$13,927,613	$59,335	$--

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Cash Flows

Years Ended December 31, 2016 and 2015

	2016	2015
Cash Flows from Operating Activities:
Net income	$170,674	$463,028
Adjustments to reconcile net income to net cash used in operating activities:
Gain from sale of land	--	(172,352)
Timber depletion	1,751	2,872
Depreciation	467	--
Deferred income tax expense	6,152	68,341
Change in operating assets and liabilities:
Decrease in current assets	23,708	86,920
Increase (decrease) in current liabilities	78,055	(6,835)
Net cash provided from operating activities	280,807	441,974
Cash Flows from Investing Activities:
Certificate of deposits:
Maturity proceeds	3,564,000	3,084,000
Purchase	(3,130,000)	(5,688,000)
Land:
Proceeds	--	185,623
Purchases and improvements	(1,865,499)	(265,982)
Timber:
Purchases	(528,031)	(21,535)
Equipment:
Purchases	(14,020)	--
Net cash used in investing activities	(1,973,550)	(2,705,894)
Cash Flows from Financing Activities:
Dividends paid	--	(194,250)
Dividends reversion	6,507	--
Net cash provided from (used in) financing activities	6,507	(194,250)
Net decrease in cash and cash equivalents	(1,686,236)	(2,458,170)
Cash and Cash Equivalents:
Beginning	2,767,424	5,225,594
Ending	$1,081,188	$2,767,424

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$--	$--
Income taxes	$12,420	$134,576

Noncash investing and financing activities:
Reclassification of treasury stock under the LBCA.	$--	$375,516

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Notes to Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies

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

Certificate of deposits:

Certificates of deposit have maturities greater than three months when purchased, in amounts not greater than $250,000. All certificates of deposit are held until maturity and recorded at cost which approximates fair value. Certificates of deposit mature through 2018.

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

CKX Lands, Inc.

Notes to Financial Statements (continued)

Impairment of long-lived assets:

Long-lived assets, such as land, timber and buildings and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value maybe determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models. The Company recorded no impairment charges during 2016 and 2015.

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

The Company does not have the ability to know the actual production volume or the oil and gas price paid for the production until the actual payment is received from the well’s operator. In estimating the accrued net receivable and its collectability, the Company reviews the prior months of activity by well, available subsequent net revenue receipts by well and any other pertinent information that is available to the Company to estimate the net revenue at the balance sheet date. As of December 31, 2016 and 2015, no allowance for doubtful accounts was recorded.

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

Recent Accounting Pronouncements:

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, in an effort to reduce the diversity of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this amendment to have a material effect on its financial condition and results of operations.

In June 2016, the FASB Issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” and clarifies the objective of the collectability criterion, presentation of taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and how guidance in Topic 606 is retrospectively applied. The amendments do not change the core principle of the guidance in Topic 606. The effective dates are the same as those for Topic 606.

CKX Lands, Inc.

Notes to Financial Statements (continued)

Recent Accounting Pronouncements (continued):

The Company does not expect the adoption of this amendment to have a material effect on its financial condition and results of operations.

On February 24, 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The Company does not believe this change will have an impact on its financial position, results of operations and liquidity.

In November 2015, FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. This is part of FASB’s simplification initiative. This ASU requires changes to the balance sheet classification of deferred taxes, which the Company immediately adopted. These changes simplify the presentation of deferred income taxes by requiring all deferred income tax assets and liabilities to be classified as noncurrent in a classified balance sheet. The current requirement that deferred tax assets and liabilities of a tax-paying component of an entity be offset and presented as a single amount is not affected by these changes. As such, all deferred income tax assets and liabilities were classified as deferred income tax payable on the December 31, 2016 and 2015 Balance Sheets.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This update supersedes most of the existing revenue recognition requirements in GAAP and requires (i) an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services and (ii) requires expanded disclosures regarding the nature, amount, timing, and certainty of revenue and cash flows from contracts with customers. The standard will be effective for annual and interim reporting periods beginning after December 15, 2017, with early application not permitted. The standard allows for either full retrospective adoption, meaning the standard is applied to all periods presented in the financial statements, or modified retrospective adoption, meaning the standard is applied only to the most current period presented. The Company does not believe this change will have an impact on its financial position, results of operations and liquidity.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

CKX Lands, Inc.

Notes to Financial Statements (continued)

Note 2.	Oil and Gas Leases

Results of oil and gas leasing activities for the year ending December 31, 2016 and 2015 are as follows:

	2016	2015
Gross revenues
Royalty interests	$488,947	$772,212
Lease fees	21,909	13,992
	510,856	786,204
Production costs	47,212	70,240
Results before income tax expense	463,644	715,964
Estimated income tax expense	97,365	286,386
Results of operations from producing activities excluding corporate overhead	$366,279	$429,578

There were no major costs, with the exception of severance taxes, incurred in connection the Company's oil and gas leasing activities, which are located entirely within the United States, during the years ended December 31, 2016 and 2015.

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

Company’s royalty and working interests share of oil and gas, exclusive of plant products, produced from leased properties:

	2016	2015

Net gas produced (MCF)	48,959	50,304
Net oil produced (Bbl)	8,447	11,145

Note 3.	Income Taxes

The Company files federal and state income tax returns on a calendar year basis.

The net deferred tax liability in the accompanying balance sheets includes the following components at December 31, 2016 and 2015:

	2016	2015
Deferred tax assets	$--	$--
Deferred tax liabilities	(298,919)	(292,767)
	$(298,919)	$(292,767)

CKX Lands, Inc.

Notes to Financial Statements (continued)

Note 3.	Income Taxes (continued)

Reconciliations between the United States Federal statutory income tax provision, using the statutory rate of 34%, and the Company’s provision for income taxes at December 31, 2016 and 2015 are as follows:

	2016	2015
Income tax on income before extraordinary item:
Tax at statutory rates	$75,586	$229,094
Tax effect of the following:
Statutory depletion	(24,936)	(39,383)
Section 1033 deferred gain	--	(58,090)
Section 179 deduction	(5,229)	--
State income tax	808	10,481
Other	(744)	335
Income tax on income	$45,485	$142,437

Deferred income taxes result from timing differences in the recognition of revenue and expenses for tax and financial statement purposes. The effect of these timing differences at December 31, 2016 and 2015 is as follows:

	2016	2015
Casualty loss	$(121,239)	$(121,239)
Deferred gain	(171,528)	(171,528)
Section 179 deduction	(6,152)	--
	$(298,919)	$(292,767)

Note 4.	Land Purchases and Sales

Purchases

During the year ended December 31, 2016, the Company purchased the following 100% interest in approximate acres, land, timber and mineral rights:

Quarter	Acres	Louisiana Parish	Timber	Land	Mineral Rights %
1st	40	Beauregard	$10,000	$59,638	0.00%
2nd	129	Beauregard	$34,200	$198,874	50.00%
3rd	880	Calcasieu	$408,000	$1,532,092	50.00%
3rd	80	Calcasieu	$58,000	$74,895	100.00%

During the year ended December 31, 2015, the Company purchased the following 100% interest in approximate acres, land, timber and mineral rights:

Quarter	Acres	Louisiana Parish	Timber	Land	Mineral Rights %
3rd	200	Natchitoches	$--	$265,982	50.00%

1031 exchange proceeds of $187,500, discussed below, were applied to purchase of the 200 acres in Natchitoches parish, Louisiana.

CKX Lands, Inc.

Notes to Financial Statements (continued)

Note 4.	Land Purchases and Sales (continued)

Sales

During the second quarter of 2015, the Company sold its 1/6th interest in approximately 155 acres of land located in Jefferson Davis Parish for $187,500 and reported a gain of $170,853. This transaction was structured as a “deferred exchange using a qualified intermediary” pursuant to Paragraph 1031 of the Internal Revenue Code (1031 Exchange) for income tax purposes. Due to the 1031 exchange, the gain of $170,853 is deferred for income tax purposes. At September 30, 2015, the 1031 exchange was completed and $187,500 in proceeds were used for the purchase of the 200 acres in Natchitoches Parish, Louisiana discussed above.

Note 5.	Company Operations

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, surface and timber. The Company’s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

Following is a summary of segmented operations information for 2016 and 2015:

	2016	2015
Revenues
Oil and Gas	$510,856	$786,204
Timber	125,860	52,028
Surface	189,019	223,869
Surface – related party	37,667	- -
Total	863,402	1,062,101
Cost and Expenses
Oil and Gas	47,212	70,240
Timber	11,809	8,026
Surface	2,552	4,330
Total	61,573	82,596
Income from Operations
Oil and Gas	463,644	715,964
Timber	114,051	44,002
Surface	224,134	219,539
Total	801,829	979,505
Other Income (Expense) before Income Taxes	(579,518)	(305,699)
Income before Income Taxes	222,311	673,806

Identifiable Assets, net of accumulated depreciation and depletion
Oil and Gas	--	--
Timber	2,072,368	1,546,088
Surface	--	--
General Corporate Assets	12,345,956	12,610,848
Total	14,418,324	14,156,936

Capital Expenditures
Oil and Gas	--	--
Timber	528,031	21,535
Surface	--	--
General Corporate Assets	1,879,519	265,982
Total	2,407,550	287,517

CKX Lands, Inc.

Notes to Financial Statements (continued)

Note 5.	Company Operations (continued)

	2016	2015
Depreciation and Depletion
Oil and Gas	--	--
Timber	1,751	2,872
Surface	--	--
General Corporate Assets	467	--
Total	$2,218	$2,872

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

Revenue from customers representing 5% or more of total revenue was:

Count	2016	2015
1	$129,529	$167,000
2	117,827	115,000
3	67,307	113,000
4	66,178	94,000
5	63,449	82,000
6	63,309	76,000
7	54,697	64,000
8	--	57,000

Note 6.     Line of Credit

The Company has available an unsecured line of credit in the amount of $3,000,000. The balance on this line of credit was $-0- at December 31, 2016 and 2015. The line of credit matures on May 13, 2017and borrowings under the line will bear interest at 2.75% plus the one month LIBOR rate.

Note 7.     Supplementary Income Statement Information

Taxes, other than income taxes, of $145,245 and $159,464, were charged to expense during 2016 and 2015, respectively.

Note 8.     Contingencies:

There are no material contingencies known to Management. The Company does not participate in off balance sheet arrangements.

Note 9.     Concentration of Credit Risk

The Company maintains its cash balances in two financial institutions. The amount on deposit in the financial institution is insured by the Federal Deposit Insurance Corporation up to $250,000.

CKX Lands, Inc.

Notes to Financial Statements (continued)

Note 10.	Related Party Transactions

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

Office rent of $4,800, was paid to a company owned by the President in both 2016 and 2015.

During 2016 and 2015, legal expenses of $5,883 and $792, respectively, were incurred to the President’s spouse’s law firm.

Note 11.	Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Class	Methods and/or Assumptions

Cash and cash equivalents:	Carrying value approximates fair value due to its readily convertible characteristic.

Certificate of Deposit:	Held until maturity and recorded at amortized cost which approximates fair value.

The estimated fair value of the Company's financial instruments at December 31, 2016 and 2015 are as follows.

(Presented in thousands)		2016		2015
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	1	$1,081	$1,081	$2,767	$2,767
Certificate of deposit – short term	1	3,370	3,370	3,324	3,324
Certificate of deposit – long term	1	720	720	1,200	1,200
		$5,171	$5,171	$7,291	$7,291

Note 12.	Subsequent Evenut – Dividend Declaration

On March 23, 2017, the Company declared a dividend of ten (10) cents per common share payable to shareholders of record date as of April 3, 2017 and payment date of April 10, 2017.