Form 10-Q
period 2017-03-31
CKX LANDS, INC.
filed 2017-05-05
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,942,495

CKX Lands, Inc.

Form 10-Q

For the Quarter ended March 31, 2017

Table of Contents

		Page
Part I. Financial Information

Item 1.	Financial Statements

a.	Balance Sheets as of March 31, 2017 and December 31, 2016 (Unaudited	1
b.	Statements of Income for the quarters ended March 31, 2017 and 2016 (Unaudited)	2
c.	Statements of Changes in Stockholders’ Equity for the quarters ended March 31, 2017 and 2016 (Unaudited	3
d.	Statements of Cash Flows for the quarters ended March 31, 2017 and 2016 (Unaudited)	4
e.	Notes to Financial Statements as of March 31, 2017 (Unaudited)	5-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-10

Item 4.	Controls and Procedures	10

Part II. Other Information

Item 6.	Exhibits	11

	Signature	11

Part I – Financial Information

Item 1.	FINANCIAL STATEMENTS

CKX Lands, Inc.

Balance Sheets

March 31, 2017 and December 31, 2016

(Unaudited)

	2017	2016
Assets
Current Assets
Cash and cash equivalents	$1,020,791	$1,081,188
Certificates of deposit	3,370,000	3,370,000
Accounts receivable	82,158	62,403
Prepaid expense and other assets	133,544	23,467
Total current assets	4,606,493	4,537,058
Non-current Assets
Certificate of deposit	720,000	720,000
Property and equipment:
Land	7,074,846	7,075,345
Timber	2,083,408	2,072,368
Building and equipment less accumulated depreciation of $73,608 and $73,374, respectively	13,320	13,553
Total property and equipment, net	9,171,574	9,161,266
Total assets	$14,498,067	$14,418,324
Liabilities and Stockholders’ Equity
Current Liabilities
Trade payables and accrued expenses	$166,730	$122,464
Dividends payable	194,250	--
Income tax payable	850	9,993
Total current liabilities	361,830	132,457
Non-current Liabilities
Deferred income tax payable	298,919	298,919
Total liabilities	660,749	431,376
Stockholders’ Equity
Common stock, no par value: 3,000,000 shares authorized;1,942,495 and 1,942,495 shares issued, respectively	59,335	59,335
Retained earnings	13,777,983	13,927,613
Total stockholders’ equity	13,837,318	13,986,948
Total liabilities and stockholders’ equity	$14,498,067	$14,418,324

The accompanying notes are an integral part of these unaudited financial statements.

CKX Lands, Inc.

Statements of Income

Quarters Ended March 31, 2017 and 2016

(Unaudited)

	2017	2016
Revenues
Oil and gas	$181,669	$91,721
Timber	--	112,835
Surface	17,102	83,752
Total revenues	198,771	288,308
Costs, Expenses and (Gains)
Oil and gas	12,966	10,733
Timber	--	5,793
Surface	9,611	1,397
General and administrative	149,643	132,801
Depreciation	234	1,750
Gain on sale of land	(2,891)	--
Total cost, expenses and (gains)	169,563	152,474
Income from operations	29,208	135,834
Other Income
Interest income	10,212	11,345
Net other income	10,212	11,345
Income before income taxes	39,420	147,179
Federal and State Income Taxes
Current	(5,200)	48,385
Total income taxes	(5,200)	48,385
Net Income	$44,620	$98,794

Per Common Stock, basic and diluted
Net Income	$0.02	$0.05
Dividends	$0.10	$0.00

Weighted Average Common Shares Outstanding, basic and diluted	1,942,495	1,942,495

The accompanying notes are an integral part of these unaudited financial statements.

CKX Lands, Inc.

Statements of Changes in Stockholders’ Equity

Quarters Ended March 31, 2017 and 2016

(Unaudited)

	Total	Retained Earnings	Capital Stock Issued
Quarter Ending March 31, 2017
December 31, 2016 Balance	$13,986,948	$13,927,613	$59,335
Net income	44,620	44,620	--
Dividends paid	(194,250)	(194,250)	--
March 31, 2017 Balance	$13,837,318	$13,777,983	$59,335

Quarter Ending March 31, 2016
December 31, 2015 Balance	$13,809,767	$13,750,432	$59,335
Net income	98,794	98,794	--
Dividends paid	6,507	6,507	--
March 31, 2016 Balance	$13,915,068	$13,855,733	$59,335

The accompanying notes are an integral part of these unaudited financial statements.

CKX Lands, Inc.

Statements of Cash Flows

Quarters Ended March 31, 2017 and 2016

(Unaudited)

	2017	2016
Cash Flows Provided From (Used In) Operating Activities:
Net Income	$44,620	$98,794
Less non-cash (income) expenses included in net income:
Depreciation, depletion and amortization	234	1,751
Gain on sale of land	(2,891)	--
Change in operating assets and liabilities:
Increase in current assets	(129,832)	(58,468)
Increase in current liabilities	35,122	131,099
Net cash provided from (used in) operating activities	(52,747)	173,176
Cash Flows Used In Investing Activities:
Certificates of deposit:
Purchases	(720,000)	(240,000)
Maturity proceeds	720,000	240,000
Land, timber, equipment, and other assets:
Purchases	--	(79,160)
Sales proceeds	3,390	--
Timber:
Purchases	(11,040)	--
Net cash used in investing activities	(7,650)	(79,160)
Cash Flows Provided From Financing Activities:
Dividends reversion	--	6,507
Net cash provided from financing activities	--	6,507
Net increase (decrease) in cash and cash equivalents	(60,397)	100,523
Cash and cash equivalents:
Beginning	1,081,188	2,767,424
Ending	$1,020,791	$2,867,947

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$--	$--
Income taxes	$11,000	$15,776

The accompanying notes are an integral part of these unaudited financial statements.

CKX Lands, Inc.

Notes to Financial Statements

March 31, 2017

(Unaudited)

Note 1.      Basis of Presentation

The accompanying unaudited financial statements of CKX Lands, Inc. (“Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. Except as described herein, there has been no material change in the information disclosed in the notes to the financial statements included in our financial statements as of and for the year ended December 31, 2016. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements.

Interim results are not necessarily indicative of results for a full year. These financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2016 and Form 10-Q for the quarterly period ended March 31, 2017.

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

Following is a summary of segmented operations information for the quarter ended March 31, 2017 and 2016, respectively:

	2017	2016
Revenues
Oil and Gas	$181,669	$91,721
Timber	--	112,835
Surface	17,102	83,752
Total	198,771	288,308
Cost and Expenses
Oil and Gas	12,966	10,733
Timber	--	5,793
Surface	9,611	1,397
Total	22,577	17,923
Income from Operations
Oil and Gas	168,703	80,988
Timber	--	107,042
Surface	7,491	82,355
Total	176,194	270,385
Other Income (Expense) before Income Taxes	(136,774)	(123,206)
Income before Income Taxes	39,420	147,179

CKX Lands, Inc.

Notes to Financial Statements

March 31, 2017

(Unaudited)

Note 3.     Company Operations (continued)

	2017	2016
Identifiable Assets, net of accumulated depreciation and depletion
Oil and Gas	--	--
Timber	2,083,408	1,563,858
Surface	--	--
General Corporate Assets	12,414,659	12,829,478
Total	14,498,067	14,393,336

Capital Expenditures
Oil and Gas	--	--
Timber	11,040	19,521
Surface	--	--
General Corporate Assets	--	59,639
Total	11,040	79,160

Depreciation and Depletion
Oil and Gas	--	--
Timber	--	1,751
Surface	--	--
General Corporate Assets	234	--
Total	$234	$1,751

There are no intersegment sales reported in the accompanying income statements. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Form 10-K for the year ended December 31, 2016. The Company evaluates performance based on income or loss from operations before income taxes excluding any nonrecurring gains and losses on securities held available-for-sale. Income before income tax represents net revenues less costs and expenses less other income and expenses of a general corporate nature. Identifiable assets by segment are those assets used solely in the Company's operations within that segment.

Revenue from customers representing 5% or more of total revenue for the quarter ended March 31, 2017 and 2016, respectively are:

Count	2017	2016
1	$41,884	$112,800
2	34,137	63,400
3	23,215	25,900
4	13,039	20,000
5	13,028	16,600
6	12,795	15,600

CKX Lands, Inc.

Notes to Financial Statements

March 31, 2017

(Unaudited)

Note 4.     Subsequent Event - Related Party Transactions

On April 17, 2017, the Company entered into an option to lease agreement (“OTL”) with Stream Wetlands Services, LLC (“Stream”). Under the terms of the OTL, Stream paid the Company $38,333 for an exclusive right to evaluate and market certain lands owned by the Company to their client for beneficial use purposes to compensate for wetlands impact through February 28, 2018. Stream may extend the OTL for up to three (3) successive periods of twelve (12) months. If Stream is chosen to perform their client’s project, the Company has agreed to put forth its best efforts to negotiate and enter into a mutually acceptable lease form. Due to the uncertainty of the contract award and project scope, we are unable to estimate the potential financial benefit, if any, to the Company. William Gray Stream, Company Director, is the president of Stream Wetlands Services, LLC.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue

Comparison of Revenues for the three months ended March 31, 2017 and 2016 follows:

	2017	2016	$ Change	% Change
Oil and Gas	181,669	91,721	89,948	98.07%
Timber	--	112,835	(112,835)	(100.00)%
Surface	17,102	83,752	(66,650)	(79.58)%
Total	198,771	288,308	(89,537)	(31.06)%

Oil and Gas

CKX leases its property to oil and gas operators and collects income through its land ownership in the form of oil and gas royalties and lease rentals and geophysical revenues. A breakdown of oil and gas revenues follows:

	2017	2016	$ Change	% Change
Oil	130,205	67,022	63,183	94.27%
Gas	46,464	24,699	21,765	88.12%
Lease and Geophysical	5,000	--	5,000	--%
Total	181,669	91,721	89,948	98.07%

CKX received oil and/or gas revenues from 89 and 90 wells during the three month period ended March 31, 2017 and 2016, respectively.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF.

	2017	2016
Net oil produced (Bbl)(2)	2,274	1,907
Average oil sales price (per Bbl)(1,2)	$50.33	$32.09
Net gas produced (MCF)	13,404	10,208
Average gas sales price (per MCF)(1)	$3.47	$2.42

Notes to above schedule:

(1) Before deduction of production costs and severance taxes.

(2) Excludes plant products.

Oil and Gas revenues increased by $84,948 from 2016 revenues. As indicated from the schedule above the increase was due to increases in the barrels of oil produced, the average price per barrel, MCF of gas produced, and the average price per MCF.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Lease and geophysical revenues were $5,000 in 2017 and none in 2016 amounts. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Management believes oil and gas activity is driven by the current and forecasted commodity prices, demand for oil and gas, and upstream and downstream industry activity. Based on available public information, management believes that oil and gas activity which includes oil and gas production as well as lease rentals and geophysical will be comparable to 2016 reported amounts.

During the first quarter of 2017, the Company received no timber revenues. In 2016, the Company received timber revenues of $112,835 from a stumpage agreement executed in 2014. We continue to believe that obtaining a stumpage agreement during 2017 will be challenging.

Surface revenue decreased from 2016 due to the non-recurrence of pipeline right of way agreements that were executed in 2016. As previously noted by management, pipeline, utility and other right of ways are not unusual to the Company; however these types of revenue are not predictable and can vary significantly from year to year.

Costs and Expenses

Oil and gas production costs, primarily severance taxes, increased by $2,233 in 2017. With the increase in oil and gas revenues, the increase was expected.

Timber costs decreased by $5,793 to none in 2017 due to no timbers sales and no maintenance activities occurring in the first quarter of 2017.

General and administrative expenses increased by $15,092 primarily due to increased legal fees related to SEC reporting, increased director fees, increased officer salaries which were offset by decreased property management fees.

Other costs and expenses incurred for the three months ended March 31, 2017 were materially consistent with 2016 reported amounts.

Financial Condition

Current assets totaled $4,606,493 and current liabilities equaled $361,830 at March 31, 2017.

In the opinion of management, cash and cash equivalents, and certificates of deposit are adequate for projected operations and possible land acquisitions.

The Company declared and paid a ten cents per common share dividend during the quarter ended March 31, 2017. During the first quarter of each future calendar year, the Company anticipates determining if a dividend will be declared. In determining whether a dividend will be declared, the board of directors will take into account the Company’s prior fiscal year’s cash flows from operations and current economic conditions among other information deemed relevant.

Issues and Uncertainties

This quarterly report contains forward-looking statements. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those discussed below, which, among others, should be considered in evaluating the Company’s financial outlook.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS (continued)

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

Part II. Other Information

Item 1 – 5.	Not Applicable

Item 6.	EXHIBITS

3.1	Restated/Articles of Incorporation of the Registrant are incorporated by reference to Exhibit (3)-1 to Form 10 filed April 29, 1981.

3.2	Amendment to Articles of Incorporation of the Registrant is incorporated by reference to Exhibit (3.2) to Form 10-K for year ended December 31, 2003.

3.3	By-Laws of the Registrant are incorporated by reference to Exhibit (3.3) to Form 10-Q for the quarter ended March 31, 2013.

10	Contract to Purchase and Sell approximately 3,495 acres in Cameron Parish, Louisiana effective July 3, 2007 is incorporated by reference to Exhibit (10) to Form 10-QSB filed August 13, 2007.

10.1	Agreement to Purchase and Sell Real Estate of approximately 880 acres in Calcasieu Parish, Louisiana effective May 11, 2017 is incorporated by reference to Form 10-Q filed August 8, 2016.

31	Certification of Brian R. Jones, President and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32	Certification of President and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

CKX Lands, Inc.

Date: May 5, 2017	/s/ Brian R. Jones
Brian R. Jones
President and Treasurer