Form 10-Q
period 2017-06-30
CKX LANDS, INC.
filed 2017-08-03
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

CKX Lands, Inc.

Form 10-Q

For the Quarter Ended June 30, 2017

Table of Contents

		Page
Part I. Financial Information

Item 1.	Financial Statements

a.	Balance Sheets as of June 30, 2017 and December 31, 2016 (Unaudited)	1
b.	Statements of Income for the quarter and six months ended June 30, 2017 and 2016 (Unaudited)	2
c.	Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2017 and 2016 (Unaudited)	3
d.	Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (Unaudited)	4
e.	Notes to Financial Statements as of June 30, 2017 (Unaudited)	5-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 4.	Controls and Procedures	10

Part II. Other Information

Item 6.	Exhibits	11

	Signature	12

Part I – Financial Information

Item 1.	FINANCIAL STATEMENTS

CKX Lands, Inc.

Balance Sheets

June 30, 2017 and December 31, 2016

(Unaudited)

	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$1,518,481	$1,081,188
Certificates of deposit	2,400,000	3,370,000
Accounts receivable	83,617	62,403
Prepaid expense and other assets	107,124	23,467
Total current assets	4,109,222	4,537,058
Non-current Assets:
Certificates of deposit	1,212,890	720,000
Property and equipment:
Land	7,074,846	7,075,345
Timber	2,083,408	2,072,368
Building and equipment less accumulated depreciation of $73,841 and $73,374, respectively	13,086	13,553
Total property and equipment, net	9,171,340	9,161,266
Total assets	$14,493,452	$14,418,324

Liabilities and Stockholders’ Equity

Current Liabilities:
Trade payables and accrued expenses	$140,650	$122,464
Income tax payable	3,085	9,993
Total current liabilities	143,735	132,457
Non-current Liabilities:
Deferred income tax payable	298,919	298,919
Total liabilities	442,654	431,376
Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 1,942,495 and 1,942,495 shares issued, respectively	59,335	59,335
Retained earnings	13,991,463	13,927,613
Total stockholders’ equity	14,050,798	13,986,948
Total liabilities and stockholders’ equity	$14,493,452	$14,418,324

The accompanying notes are an integral part of these unaudited financial statements.

CKX Lands, Inc.

Statements of Income

Quarter and Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Oil and gas	$151,693	$116,478	$333,362	$208,199
Timber	8,966	8,033	8,966	120,868
Surface	236,346	15,137	253,448	98,889
Total revenues	397,005	139,648	595,776	427,956
Costs, Expenses and (Gains):
Oil and gas	15,483	13,115	33,049	25,254
Timber	3,167	5,121	6,107	18,662
Surface	7,990	15,347	24,848	38,525
General and administrative	115,377	127,750	250,233	229,615
Depreciation	233	--	467	1,751
Gain on sale of land	--	--	(2,891)	--
Total cost, expenses and (gains)	142,250	161,333	311,813	313,807
Income (loss) from operations	254,755	(21,685)	283,963	114,149
Other Income:
Interest income	10,363	7,006	20,575	18,351
Net other income	10,363	7,006	20,575	18,351
Income (loss) before income taxes	265,118	(14,679)	304,538	132,500
Federal and State Income Taxes:
Current	51,638	(18,249)	46,438	30,136
Total income taxes	51,638	(18,249)	46,438	30,136
Net Income	$213,480	$3,570	$258,100	$102,364

Per Common Stock, basic and diluted
Net Income	$0.11	$0.00	$0.13	$0.05
Dividends	$0.00	$0.00	$0.10	$0.00

Weighted Average Common Shares Outstanding, basic and diluted	1,942,495	1,942,495	1,942,495	1,942,495

The accompanying notes are an integral part of these unaudited financial statements.

CKX Lands, Inc.

Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2017 and 2016

(Unaudited)

	Total	Retained Earnings	Capital Stock Issued
Six Months Ended June 30, 2017
December 31, 2016 Balance	$13,986,948	$13,927,613	$59,335
Net income	258,100	258,100	--
Dividends Paid	(194,250)	(194,250)	--
June 30, 2017 Balance	$14,050,798	$13,991,463	$59,335

Six Months Ended June 30, 2016
December 31, 2015 Balance	$13,809,767	$13,750,432	$59,335
Net income	102,364	102,364	--
Dividends Reversion	6,507	6,507	--
June 30, 2016 Balance	$13,918,638	$13,859,303	$59,335

The accompanying notes are an integral part of these unaudited financial statements.

CKX Lands, Inc.

Statements of Cash Flows

Six Months Ended June 30, 2017 and 2016

(Unaudited)

	2017	2016
Cash Flows from Operating Activities:
Net Income	$258,100	$102,364
Less non-cash expenses included in net income:
Depreciation, depletion and amortization	467	1,751
Gain on sale of land	(2,891)	--
Change in operating assets and liabilities:
Increase in current assets	(104,871)	(86,066)
Increase in current liabilities	11,278	97,324
Net cash provided from operating activities	162,083	115,373
Cash Flows from Investing Activities:
Certificates of deposit:
Purchases	(1,212,890)	(730,000)
Maturity proceeds	1,690,000	1,200,000
Land, timber, equipment, and other assets:
Purchases	(11,040)	(326,254)
Sales proceeds	3,390	--
Net cash provided from investing activities	469,460	143,746
Cash Flows from Financing Activities:
Dividends reversion (paid)	(194,250)	6,507
Net cash from (used in) financing activities	(194,250)	6,507
Net increase in cash and cash equivalents	437,293	265,626
Cash and cash equivalents:
Beginning	1,081,188	2,767,424
Ending	$1,518,481	$3,033,050

Supplemental disclosures of cash flow information:
Cash payments (refunds) for:
Interest	$--	$--
Income taxes	$55,000	$9,920

The accompanying notes are an integral part of these unaudited financial statements.

CKX Lands, Inc.

Notes to Financial Statements

June 30, 2017

(Unaudited)

Note 1:	Basis of Presentation

The accompanying unaudited financial statements of CKX Lands, Inc. (“Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. Except as described herein, there has been no material change in the information disclosed in the notes to the financial statements included in our financial statements as of and for the year ended December 31, 2016. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. Certain amounts have been reclassified to conform to the current period’s presentation, including oil and gas, timber, and surface, from general and administrative costs and expenses on the statements of income.

Interim results are not necessarily indicative of results for a full year. These financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2016 and Form 10-Q for the quarter period ended June 30, 2017.

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

Following is a summary of segmented operations information for the six months ended June 30, 2017 and 2016, respectively:

	2017	2016
Revenues:
Oil and Gas	$333,362	$208,199
Timber	8,966	120,868
Surface	253,448	98,889
Total	595,776	427,956
Cost and Expenses:
Oil and Gas	33,049	25,254
Timber	6,107	18,662
Surface	24,848	38,525
Total	64,004	82,441
Income from Operations:
Oil and Gas	300,313	182,945
Timber	2,859	102,206
Surface	228,600	60,364
Total	531,772	345,515

CKX Lands, Inc.

Notes to Financial Statements - continued

June 30, 2017

(Unaudited)

Note 3.	Company Operations - continued

Other Expense before Income Taxes:	$(227,234)	$(213,015)
Income before Income Taxes	304,538	132,500
Identifiable Assets, net of accumulated depreciation:
Oil and Gas	--	--
Timber	2,083,408	1,598,058
Surface	--	--
General Corporate Assets	12,410,044	12,765,073
Total	14,493,452	14,363,131

Capital Expenditures:
Oil and Gas	--	--
Timber	11,040	53,721
Surface	--	--
General Corporate Assets:	--	272,533
Total	11,040	326,254

Depreciation and Depletion:
Oil and Gas	--	--
Timber	--	1,751
Surface	--	--
General Corporate Assets	467	--
Total	$467	$1,751

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

Revenue from customers representing 5% or more of total revenue for the six months ended June 30, 2017 and 2016, respectively are:

Count	2017	2016
1	$179,292	$112,835
2	80,210	97,135
3	54,154	63,449
4	42,513	52,063
5	38,333	51,020
6	--	47,666

CKX Lands, Inc.

Notes to Financial Statements - continued

June 30, 2017

(Unaudited)

Note 4.	Related Party Transactions

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

Note 5:	Subsequent Event – Agreement to Purchase and Sell Real Estate

On July 13, 2017, the Company entered into an Agreement to Purchase and Sell Real Estate (“Agreement”) to purchase approximate 44,000 square feet of rentable commercial real estate located in Sulphur, Louisiana from MAJ of Sulphur, L.L.C. for $2,725,000. The commercial real estate consists of three separate buildings located on two separate parcels of land. The Agreement’s terms and conditions include, but are not limited to:

●	90-day feasibility period for the Company to determine, at its sole discretion, that these properties are suitable for its intended use.

●	Allows for an IRS 1031 Exchange, if elected, and

●	Final approval of the transaction by the Company’s board of directors.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue

Comparison of revenues for the six months ended June 30, 2017 and 2016 follows:

	2017	2016	$ Change	% Change
Oil and Gas	333,362	208,199	125,163	60.12%
Timber	8,966	120,868	(111,902)	(92.58%)
Surface	253,448	98,889	154,559	156.30%

Total	595,776	427,956	167,820	39.21%

Oil and Gas

CKX leases its property to oil and gas operators and collects income through its land ownership in the form of oil and gas royalties and lease rentals revenues. A breakdown of oil and gas revenues follows:

	2017	2016	$ Change	% Change
Oil	245,441	151,935	93,506	61.54%
Gas	80,254	53,942	26,312	48.78%
Lease	7,667	2,322	5,345	230.19%

Total	333,362	208,199	125,163	60.12%

CKX received oil and/or gas revenues from 95 and 99 wells during the six months ended June 30, 2017 and 2016, respectively.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF.

	2017	2016
Net oil produced (Bbl)(2)	4,305	4,090
Average oil sales price (per Bbl)(1,2)	$50.40	$34.33

Net gas produced (MCF)	23,746	23,982
Average gas sales price (per MCF)(1)	$3.38	$2.25

Notes to above schedule:

(1) Before deduction of production and severance taxes.

(2) Excludes plant products.

Oil and gas revenues increased by $125,163 from 2016 revenues. As indicated in the schedule above, the increase was due to an increase in oil production as well as an increase in the average sales prices for both oil and gas and lower gas production. Increased mineral lease activity resulted in increased lease revenue. Oil and gas revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year and quarter to quarter.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Management believes oil and gas activity is driven by current and forecasted commodity prices, demand for oil and gas, and upstream and downstream industry activity. Based on available public information, management believes that oil and gas activity which includes oil and gas production as well as lease rentals will continue to be improved when compared to 2016 reported amounts.

Timber revenues are down due to no harvesting activities by timber companies on outstanding stumpage agreements. We believe that due to heavy rains during the quarter, timber harvesting activities have not occurred. Timber revenues are dependent on timber companies’ activities, are not predictable and can vary significantly from year to year and quarter to quarter.

Surface revenue increase over 2016 revenues primarily due to a pipeline right of way and an option to lease agreement. As previously noted, these types of agreements are not unusual for the Company; however, revenue from these types of agreements are not predictable and can vary significantly from year to year and quarter to quarter.

Costs and Expenses

Oil and gas costs and expenses, increased by $7,795 in 2017. With the increase in revenues from oil and gas, and lease, the increased costs were expected.

Timber costs and expenses decreased by $12,555. With the decrease in timber revenues, this decrease was expected. The remaining timber costs and expenses relate to recurring timber and timberland maintenance.

Surface costs and expenses decreased by $13,677. This decrease is due to the change in how the Company obtains property management services.

General and administrative costs and expenses increased by $20,618 primarily due to increased legal fees related to SEC reporting, increased officer salaries, and increased director fees.

Financial Condition

Current assets totaled $4,109,222 and total current liabilities equaled $143,735 at June 30, 2017.

In the opinion of management, cash and certificates of deposit are adequate for projected operations and possible land acquisitions.

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

Part II. Other Information

Item 1 – 5.	Not Applicable

Item 6.	EXHIBITS

3.1	Restated/Articles of Incorporation of the Registrant are incorporated by reference to Exhibit (3)-1 to Form 10 filed April 29, 1981.

3.2	Amendment to Articles of Incorporation of the Registrant is incorporated by reference to Exhibit (3.2) to Form 10-K for year ended December 31, 2003.

3.3	By-Laws of the Registrant are incorporated by reference to Exhibit (3.3) to Form 10-Q for the quarter ended March 31, 2013.

10	Contract to Purchase and Sell approximately 3,495 acres in Cameron Parish, Louisiana effective July 3, 2007 is incorporated by reference to Exhibit (10) to Form 10-QSB filed August 13, 2007.

10.1	Agreement to Purchase and Sell Real Estate of approximately 880 acres in Calcasieu Parish, Louisiana effective May 11, 2016 is incorporated by reference to Form 10-Q filed August 8, 2016.

10.2	Agreement to Purchase and Sell Real Estate of commercial real estate in Sulphur, Louisiana effective July 13, 2017.

31	Certification of Brian R. Jones, President and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32	Certification of President and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

CKX Lands, Inc.

Date: August 3, 2017	/s/ Brian R. Jones
Brian R. Jones
President and Treasurer