Form 10-Q
period 2017-09-30
CKX LANDS, INC.
filed 2017-11-02
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

CKX Lands, Inc.

Form 10-Q

For the Quarter Ended September 30, 2017

Table of Contents

Page
Part I. Financial Information

Item 1. Financial Statements

a. Balance Sheets as of September 30, 2017 and December 31, 2016 (Unaudited)	1
b. Statements of Income for the quarter and nine months ended September 30, 2017 and 2016 (Unaudited)	2
c. Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2017 and 2016 (Unaudited)	3
d. Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (Unaudited)	4
e. Notes to Financial Statements as of September 30, 2017 (Unaudited)	5-7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-9

Item 4. Controls and Procedures	10

Part II. Other Information

Item 6. Exhibits	11

Signature	12

Part I – Financial Information

Item 1.	FINANCIAL STATEMENTS

CKX Lands, Inc.

Balance Sheets

September 30, 2017 and December 31, 2016

(Unaudited)

	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$1,068,645	$1,081,188
Proceeds held in 1031 trust account – restricted	33,821	--
Certificates of deposit	2,180,000	3,370,000
Accounts receivable	73,597	62,403
Prepaid expense and other assets	129,055	23,467
Total current assets	3,485,118	4,537,058
Non-current Assets:
Certificates of deposit	1,912,890	720,000
Property and equipment:
Land	7,117,290	7,075,345
Timber	2,111,302	2,072,368
Building and equipment less accumulated depreciation of $74,075 and $73,374, respectively	21,852	13,553
Total property and equipment, net	9,250,444	9,161,266
Total assets	$14,648,452	$14,418,324
Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables and accrued expenses	$236,344	$122,464
Income tax payable	--	9,993
Total current liabilities	236,344	132,457
Non-current Liabilities:
Deferred income tax payable	310,012	298,919
Total liabilities	546,356	431,376
Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 1,942,495 and 1,942,495 shares issued, respectively	59,335	59,335
Retained earnings	14,042,761	13,927,613
Total stockholders’ equity	14,102,096	13,986,948
Total liabilities and stockholders’ equity	$14,648,452	$14,418,324

The accompanying notes are an integral part of these unaudited financial statements.

CKX Lands, Inc.

Statements of Income

Quarter and Nine Months Ended September 30, 2017 and 2016

 (Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Oil and gas	$132,348	$151,752	$465,710	$359,951
Timber	--	4,992	8,966	125,860
Surface	64,975	53,299	318,423	152,188
Total revenues	197,323	210,043	793,099	637,999
Costs, Expenses and (Gains):
Oil and gas	13,668	17,755	46,717	43,009
Timber	2,776	4,356	8,883	23,018
Surface	12,429	16,976	37,277	55,501
General and administrative	116,234	153,885	366,467	383,500
Depreciation	234	236	701	1,987
Gain on sale of land	(28,561)	--	(31,452)	--
Total cost, expenses and (gains)	116,780	193,208	428,593	507,015
Income from operations	80,543	16,835	364,506	130,984
Other Income:
Interest income	11,465	12,398	32,040	30,749
Net other income	11,465	12,398	32,040	30,749
Income before income taxes	92,008	29,233	396,546	161,733
Federal and State Income Taxes:
Current	29,617	1,605	76,055	31,741
Deferred	11,093	6,257	11,093	6,257
Total income taxes	40,710	7,862	87,148	37,998
Net Income	$51,298	$21,371	$309,398	$123,735

Per Common Stock, basic and diluted
Net Income	$0.03	$0.01	$0.16	$0.06
Dividends	$0.00	$0.00	$0.10	$0.00

Weighted Average Common Shares Outstanding, basic and diluted	1,942,495	1,942,495	1,942,495	1,942,495

The accompanying notes are an integral part of these unaudited financial statements.

CKX Lands, Inc.

Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Total	Retained Earnings	Capital Stock Issued
Nine Months Ended September 30, 2017
December 31, 2016 Balance	$13,986,948	$13,927,613	$59,335
Net income	309,398	309,398	--
Dividends Paid	(194,250)	(194,250)	--
September 30, 2017 Balance	$14,102,096	$14,042,761	$59,335

Nine Months Ended September 30, 2016
December 31, 2015 Balance	$13,809,767	$13,750,432	$59,335
Net income	123,735	123,735	--
Dividends Reversion	6,507	6,507	--
September 30, 2016 Balance	$13,940,009	$13,880,674	$59,335

The accompanying notes are an integral part of these unaudited financial statements.

CKX Lands, Inc.

Statements of Cash Flows

Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	2017	2016
Cash Flows from Operating Activities:
Net Income	$309,398	$123,735
Less non-cash expenses included in net income:
Depreciation, depletion and amortization	701	1,987
Deferred income tax expense	11,093	6,257
Gain on sale of land	(31,452)	--
Change in operating assets and liabilities:
Increase in current assets	(116,782)	(33,898)
Increase in current liabilities	103,887	85,025
Net cash provided from operating activities	276,845	183,106
Cash Flows from Investing Activities:
Certificates of deposit:
Purchases	(2,412,890)	(1,690,000)
Maturity proceeds	2,410,000	1,920,000
Land, timber, equipment, and other assets:
Purchases	(93,901)	(2,401,040)
Sales proceeds	35,474	--
Net cash used in investing activities	(61,317)	(2,171,040)
Cash Flows from Financing Activities:
Dividends reversion (paid)	(194,250)	6,507
Net cash from (used in) financing activities	(194,250)	6,507
Net increase (decrease) in cash, cash equivalents, and proceeds held in 1031 trust account	21,278	(1,981,427)
Cash, cash equivalents and proceeds held in 1031 trust account:
Cash and cash equivalents	$1,081,188	$1,081,188
Proceeds held in 1031 trust account	--	--
Beginning of nine month period	1,081,188	2,767,424

Cash and cash equivalents	1,068,645	785,997
Proceeds held in 1031 trust account	33,821	--
End of nine month period	$1,102,466	$785,997

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$--	$--
Income taxes	$99,240	$35,571

The accompanying notes are an integral part of these unaudited financial statements.

CKX Lands, Inc.

Notes to Financial Statements

September 30, 2017

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

Interim results are not necessarily indicative of results for a full year. These financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2016 and Form 10-Q for the quarter period ended September 30, 2017.

In November 2016, the FASB issued Accounting Standard Update (ASU) No. 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This update is for entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years using a retrospective transition method to each period presented. Early adoption is permitted. We elected early adoption of this ASU retrospectively as of September 30, 2017.  The adoption had no impact to current or prior period reporting.

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

Following is a summary of segmented operations information for the nine months ended September 30, 2017 and 2016, respectively:

	2017	2016
Revenues:
Oil and Gas	$465,710	$359,951
Timber	8,966	125,860
Surface	318,423	152,188
Total	793,099	637,999
Cost and Expenses:
Oil and Gas	46,717	43,009
Timber	8,883	23,018
Surface	37,277	55,501
Total	92,877	121,528
Income from Operations:
Oil and Gas	418,993	316,942
Timber	83	102,842
Surface	281,146	96,687
Total	700,222	516,471

CKX Lands, Inc.

Notes to Financial Statements - continued

September 30, 2017

(Unaudited)

Note 3.	Company Operations - continued

Other Expense before Income Taxes:	$(303,676)	$(354,737)
Income before Income Taxes	396,546	161,734

Identifiable Assets, net of accumulated depreciation:
Oil and Gas	--	--
Timber	2,111,302	2,064,058
Surface	--	--
General Corporate Assets	12,537,150	12,314,402
Total	14,648,452	14,378,460

Capital Expenditures:
Oil and Gas	--	--
Timber	38,934	519,721
Surface	--	--
General Corporate Assets:	88,788	1,881,319
Total	127,722	2,401,040

Depreciation and Depletion:
Oil and Gas	--	--
Timber	--	1,751
Surface	--	--
General Corporate Assets	701	236
Total	$701	$1,987

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

Revenue from customers representing 5% or more of total revenue for the nine months ended September 30, 2017 and 2016, respectively are:

Count	2017	2016
1	$179,292	$112,835
2	100,322	97,135
3	88,284	63,449
4	56,008	52,063
5	45,443	51,020
6	40,655	47,666

CKX Lands, Inc.

Notes to Financial Statements - continued

September 30, 2017

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

Note 5.	Agreement to Purchase and Sell Real Estate

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

The 90 day feasibility period has been deferred to allow seller to address an existing agreement that encumbers the real estate prior to CKX completing its due diligence and incurring additional costs.  No later than November 30, 2017, we anticipate the current Agreement to be amended to:

●	exclude certain portions of the real estate reducing the rentable commercial real estate to 29,600 square feet,

●	the purchase price to be reduced to $2,055,000, and

●	the existing agreements that encumber the real estate to be amended or replaced on terms that are acceptable to CKX.

Item 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue

Comparison of revenues for the nine months ended September 30, 2017 and 2016 follows:

	2017	2016	$ Change	% Change
Oil and Gas	465,710	359,951	105,759	29.38%
Timber	8,966	125,860	(116,894)	(92.88% )
Surface	318,423	152,188	166,235	109.23%

Total	793,099	637,999	155,100	24.31%

Oil and Gas

CKX leases its property to oil and gas operators and collects income through its land ownership in the form of oil and gas royalties and lease rentals revenues. A breakdown of oil and gas revenues follows:

	2017	2016	$ Change	% Change
Oil	331,774	265,950	65,824	24.75%
Gas	112,935	86,846	26,089	30.04%
Lease	21,001	7,155	13,846	193.52%

Total	465,710	359,951	105,759	29.38%

CKX received oil and/or gas revenues from 93 and 114 wells during the nine months ended September 30, 2017 and 2016, respectively.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF.

	2017	2016
Net oil produced (Bbl)(2)	6,037	6,413
Average oil sales price (per Bbl)(1,2)	$49.20	$38.01

Net gas produced (MCF)	33,056	37,348
Average gas sales price (per MCF)(1)	$3.42	$2.33

Notes to above schedule:

(1) Before deduction of production and severance taxes.

(2) Excludes plant products.

Oil and gas revenues increased by $105,759 from 2016 revenues. As indicated in the schedule above, the increase was a product of a decrease in both oil production and gas produced and increase in the average sales prices for both oil and gas. Increased mineral lease activity resulted in increased lease revenue. Oil and gas revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year and quarter to quarter.

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

Timber revenues are down due to limited harvesting activities by timber companies on outstanding stumpage agreements. We believe that due to heavy rains during the last two quarters and depressed single home building, timber harvesting activities are depressed. Timber revenues are dependent on timber companies’ activities, are not predictable and can vary significantly from year to year and quarter to quarter.

Surface revenue increase over 2016 revenues primarily due to a pipeline right of way and an option to lease agreement. As previously noted, these types of agreements are not unusual for the Company; however, revenue from these types of agreements are not predictable and can vary significantly from year to year and quarter to quarter.

Costs and Expenses

Oil and gas costs and expenses, increased by $3,708 in 2017. With the increase in revenues from oil and gas, and lease activity, the increased costs were expected.

Timber costs and expenses decreased by $14,135. With the decrease in timber revenues, this decrease was expected. The remaining timber costs and expenses relate to recurring timber and timberland maintenance.

Surface costs and expenses decreased by $18,224. This decrease is due to the change in how the Company obtains property management services and manages its lands.

General and administrative costs and expenses decreased by $17,032 primarily due to a decrease in officer salaries that was offset by increased legal fees related to SEC reporting and corporate matters, and increased director fees.

Financial Condition

Current assets totaled $3,485,118 and total current liabilities equaled $236,344 at September 30, 2017.

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

Part II. Other Information

Item 1 – 5.	Not Applicable

Item 6.	EXHIBITS

3.1	Restated/Articles of Incorporation of the Registrant are incorporated by reference to Exhibit (3)-1 to Form 10 filed April 29, 1981.

3.2	Amendment to Articles of Incorporation of the Registrant is incorporated by reference to Exhibit (3.2) to Form 10-K for year ended December 31, 2003.

3.3	By-Laws of the Registrant are incorporated by reference to Exhibit (3.3) to Form 10-Q for the quarter ended March 31, 2013.

10	Contract to Purchase and Sell approximately 3,495 acres in Cameron Parish, Louisiana effective July 3, 2007 is incorporated by reference to Exhibit (10) to Form 10-QSB filed August 13, 2007.

10.1	Agreement to Purchase and Sell Real Estate of approximately 880 acres in Calcasieu Parish, Louisiana effective May 11, 2016 is incorporated by reference to Form 10-Q filed August 8, 2016.

10.2	Agreement to Purchase and Sell Real Estate of commercial real estate in Sulphur, Louisiana effective July 13, 2017 is incorporated by reference to Form 10-Q filed August 3, 2017.

31	Certification of Brian R. Jones, President and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32	Certification of President and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

CKX Lands, Inc.

/s/ Brian R. Jones
Date: November 2, 2017	Brian R. Jones
President and Treasurer