Form 10-K
period 2017-12-31
CKX LANDS, INC.
filed 2018-03-23
CIK 352955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

YES ☐     NO ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2017 based on the closing price on that date of $11.50 was $17,518,445.

The number of shares of the registrant’s Common Stock outstanding as of March 22, 2018, was 1,942,495.

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

The Company’s shares are listed on the NYSE MKT (previously known as NYSE AMEX), under the symbol CKX. As of March 24, 2018, there were 1,942,495 shares outstanding. The Company had a common equity public float of less than $75 million as of the last business day of the second fiscal quarter. Consequently, the Company is a smaller reporting company under the Securities and Exchange Commission regulations.

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

The Company owns land, timber, and mineral interests and collects income through its ownership in the form of oil and gas royalties, timber sales, and surface leases for farming, right of way and other uses. The Company actively manages its lands and timber, however the Company is not involved in the exploration or production of oil and gas nor does it actively farm for agricultural purpose its lands.

CKX owns a 100% interest in 7,517 acres and undivided interests ranging from 1.660% to 77.778% in 37,855 acres, resulting in an ownership of approximately 14,315 net acres.

CKX does not perform or cause to have performed oil and gas producing activities inasmuch as: (1) we do not search for crude oil or natural gas in their natural states; (2) we do not acquire property for the purpose of exploration or the removing of oil and gas; and (3) we are not involved in construction, drilling and/or production activities necessary to retrieve oil and gas.

Oil and gas royalties are paid by the operators who own the wells. Timber income is paid by the highest bidder for the timber. There are several mills that compete for timber. Surface income is received for farming, right of way or other surface land uses. The prices paid for oil, gas and timber depend on national and international market conditions. Prices paid for surface leases depend on regional and local market conditions. Oil and gas revenues were 53.22% of the Company’s total revenues in 2017 and 59.17% in 2016.

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

Customers

The Company’s customers are those who have mineral leases on Company lands, purchase timber in competitive bids or execute surface leases for farming, hunting, right of ways or other purposes. During 2017, the Company received approximately 62.93% of its total revenues from the following customers:

Customer	Revenue Type	% of Total Revenue
Bayou Bridge Pipeline, LLC	Surface	15.66%
Louisiana Timber Procurement	Timber	14.28%
Pintail Oil & Gas, LLC	Oil & Gas	11.52%
Texegy Operating Company, LLC	Oil & Gas	9.90%
Arcadia Operating, LLC	Oil & Gas	6.18%
Riceland Petroleum Company	Oil & Gas	5.39%

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

Commodity Prices

The majority of the Company’s operating income comes from the sale of commodities produced from its lands: oil and gas, and timber. Fluctuations in these commodity prices will directly impact net income. In 2017, average gas prices paid to the Company were 34.01% higher than the average in 2016, and average oil prices, excluding plants, were higher in 2017 than in 2016, by 21.19%. If the average oil and gas prices in 2017 reverted to the 2016 averages, income before income tax would have decreased by approximately 16.21%.

Natural Disasters

The Company has approximately 10,618 net acres of timberland (pine and hardwood) in various stages of growth or age classes. A typical pine timber stand will be harvested after 30 to 35 years of growth with some thinning occurring during this time. A hardwood stand will be harvested after 45 to 50 years of growth. A natural disaster can have a material adverse effect on timber growth, reducing its value. Natural disasters could include a hurricane, tornado, high winds, heavy rains and flooding, and/or fire cause by lightning.

Interest Rate Risks

The Company has no direct exposure to changes in foreign currency exchange rates and minimal direct exposure to interest rates. The Company has an unsecured line of credit with Whitney National Bank with no outstanding balance. The Company has no current plans to draw against this line.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

The Company owns approximately 14,315 net acres all located in Louisiana. The approximate gross and net acres located in each Louisiana parish are presented below.

Parish	Gross Acres	Net Acres

Calcasieu	17,549	5,087
Jefferson Davis	9,737	2,326
Allen	8,148	2,483
Beauregard	7,357	3,588
Cameron	1,702	350
LaFourche	240.	40
Natchitoches	200	200
Vermilion	180	30
Rapides	129	129
St. Landry	80	32
Sabine	50	50

Total	45,372	14,315

Included in the 14,315net acres presented above, are approximately 7,517 acres owned 100% by the Company. The Louisiana parish location for these 100% owned lands is presented below.

Parish	Acres

Beauregard	2,754
Calcasieu	2,417
Allen	1,121
Jefferson Davis	684
Natchitoches	200
Cameron	162
Rapides	129
Sabine	50

Total	7,517

For management purposes, the Company classifies the 14,315 net acres owned by CKX as follows: 10,618 net acres are timber lands, 2,559 net acres are agriculture lands, 944 net acres are marsh lands and 194 net acres are located in metropolitan areas.

The table below shows, for the years ended December 31, 2017 and December 31, 2016, the Company’s net gas produced in thousands of cubic feet (MCF), net oil produced in barrels (Bbl), and average sales prices relating to oil and gas attributable to the royalty interests of the Company as reported by the various producers.

	Year Ended 12/31/17	Year Ended 12/31/16
Net gas produced (MCF)	42,927	48,758
Average gas sales price (per MCF)(1)	$3.42	$2.55

Net oil produced (Bbl)(2)	8,169	8,412
Average oil sales price (per Bbl)(1,2)	$48.32	$39.87

Notes to above schedule:

(1) Before deduction of severance taxes and other charges.

(2) Excludes plant products.

Item 3.	LEGAL PROCEEDINGS

The Company was not involved in any legal proceedings as of December 31, 2017.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is traded on the NYSE MKT (previously known as NYSE AMEX) under the trading symbol CKX since its listing on December 8, 2003.  Prior to the listing there was no established public trading market for the Common Stock, and there had been only limited and sporadic trading in the Common Stock, principally among the Company’s shareholders.  On March 21, 2018, there were approximately 456 stockholders of record.  There were no sales of unregistered securities of the Company and no purchases or sales of CKX equity securities during 2017 by the Company.  The closing price for the Common Stock was $10.30 on March 21, 2018.  The following table sets forth the high and low sales prices for the Common Stock by quarter during 2017 and 2016.

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Common stock price per share 2017	High	13.50	12.35	12.00	11.10
	Low	10.53	11.31	10.00	9.83
Common stock price per share 2016	High	10.50	12.50	11.89	11.24
	Low	9.05	10.50	10.30	10.36

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year Total

Cash Dividend per Share
2017	$0.00	0.10	0.00	0.00	0.10
2016	$0.00	0.00	0.00	0.00	0.00

Pursuant to a dividend reversion clause in the Company’s Articles of Incorporation, dividends not claimed within one year after a dividend becomes payable will expire and revert in full ownership to the Company and the Company’s obligation to pay such dividend will cease. During 2017 and 2016, the Company received no dividend reversions.

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

Today the Company’s income is derived from mineral royalties, timber sales and surface payments from its lands. CKX receives income from royalty interest and mineral leases related to oil and gas production, timber sales, and surface rents. Although CKX is active in the management of its land and planting and harvesting its timber, CKX is passive in the production of income from oil and gas production in that CKX does not explore for oil and gas, or operate wells. These oil and gas activities are performed by unrelated third parties.

The Company’s oil and gas income fluctuates as new oil and gas production is discovered on Company land and then ultimately depletes or becomes commercially uneconomical to produce. The volatility in the daily commodity pricing of a barrel of oil or a MCF of gas will also cause fluctuations in the Company’s oil and gas income.

CKX has small royalty interests in 31 different producing oil and gas fields. The size of each royalty interest is determined by the Company’s net ownership in the acreage unit for the well. CKX’s royalty interests range from 0.0045% for the smallest to 7.62% for the largest. As the Company does not own or operate the wells, it does not have access to any reserve information.

Eventually, the oil and gas reserves under the Company’s current land holdings will be depleted.

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

Results of Operations

Fiscal Year 2017 Compared to Fiscal Year 2016

Total revenues for 2017 were $1,144,585, an increase of 32.57% when compared with 2016 revenues of $863,402. Total revenue consists of oil and gas, timber, and surface revenues.

Oil and gas revenues were 53.22% and 59.17% of total revenues for 2017 and 2016, respectively. Oil and gas revenues consist of royalty revenue and lease rental revenue. Oil and gas revenues changed between 2017 and 2016 as follows:

	2017	2016	$ Change	% Change
Royalty	$588,121	$488,947	$99,174	20.28%
Lease Rental	21,001	21,909	(908)	(4.14)%
Total	$609,122	$510,856	$98,266	19.24%

During 2017, reported gas production decreased by approximately 5,831 MCF, and the average gas sales price per MCF increased by approximately $0.87 to $3.42 resulting in an increase in gas revenue of $22,389. Revenue from oil production, including plants, increased by $76,785. This increase was a net result from an increase in the average barrel sales price of $8.45 to $48.32, not including plants, and a decrease in production of approximately 243 barrels, not including plants, and an increase in plants revenue of $17,478.

The following 8 fields produced 91.72% of the Company’s oil and gas revenues in 2017. The following table shows the number of barrels of oil (Bbl Oil) and MCF of gas (MCF Gas) produced from these fields.

Field	Bbl Oil (1)	MCF Gas
South Bear Head Creek	2,836	6,406
South Gordon	396	11,017
Cowards Gully	894	1,529
South Jennings	440	11,313
Gonzales County	969	433
South Lake Charles	513	5,321
Caster Creek	672	39
Northwest Vinton	168	1,705

Note to above schedule:

(1)	Excludes plant products.

In 2016, the following 6 fields produced 90.29% of the Company’s oil and gas revenues. The following table shows the number of barrels of oil (Bbl Oil) and MCF of gas (MCF Gas) produced from these fields.

Field	Bbl Oil (1)	MCF Gas
South Bear Head Creek	3,032	3,892
Gonzales County	708	15,944
South Jennings	627	16,437
South Gordon	1,430	1,009
Cowards Gully	1,026	1,688
South Lake Charles	652	6,502

Note to above schedule:

(1)	Excludes plant products.

The Company was a lessor in the following non-producing mineral leases:

Activity	2017	2016
Bonus lease	3	3
Delay lease	1	3
Gross acres	400	491
Net acres	100	154

Timber revenue increased $98,251 from 2016. The Company actively marketed its timber during 2017 and entered into four (4) stumpage agreements. Generally, weather conditions were too wet in 2017 for harvesting activity to occur on much of the acreage under contract for harvest and thinning, however conditions improved in the latter part of the 4th quarter allowing for limited harvesting.

Surface revenue increased by $84,666 from 2016. Surface revenue includes revenue from farm leases, right of way grants, hunting leases and other surface leases.

Costs, expense and (gains) decreased from 2016 by $72,586 to $603,456 primarily due to

Expense description	Amount

Increase in related oil and gas expenses due to increase in revenue	5,199
Increase in timber expense associated with increased revenue	7,735
Increase in Company’s direct property management activities	14,981
Increase in property repair and maintenance	7,865
Decrease in 3rd party property management fee due to termination	(60,998)
Decrease in officer’s compensation related to directing the Company’s land acquisitions.	$(29,971)
Increase in consulting fees related to surface lease and land assessment activities.	11,955
Increase in real estate property tax	5,295
Gain on sale of lands	(34,711)

Other increases and decreases were comparative to prior year expense amounts.

Outlook for Fiscal Year 2018

The Company will continue to consider and evaluate commercial, agricultural and timber lands for acquisitions and evaluate its current holdings for divestiture. The Company may consider purchases outside of southwest Louisiana.

The 2017 average price per Bbl and MCF both increased from 2016 average prices. The Company expects oil and gas average prices to increase from 2017 levels and for production levels to be lower resulting in flat oil and gas revenues for 2018 when compared to 2017 revenues.

The Company will continue to actively market its timber. Although 2018 did not see rain levels as high as 2017, the rains were unseasonable high and did hamper harvesting activities. Stumpage prices have also been depressed when compared to recent historical prices. The company will seek to enter into additional stumpage agreement.

The Company began directly managing its lands in 2017 and believes the direct land management and continuing economic activity in southwest Louisiana will be a catalyst for increased surface revenue.

Liquidity and Capital Resources

The Company’s current assets totaled $4,478,715 and total liabilities equaled $408,176 at December 31, 2017.

In the opinion of management, current cash flow from operations, cash and investments are adequate for projected operations and possible land purchases.

Additional sources of liquidity include the Company’s available bank line of credit for $1,000,000. The Company has no outstanding balance nor does it plan to draw on this line of credit. The Company does not include this line of credit availability when assessing the adequacy of liquidity or capital resources for projected operations or possible land purchases.

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

Our accounts receivable consists of incomes received after year end for royalties produced prior to year-end. When there are royalties that have not been received at the time of the preparation of the financial statements for months in the prior year, we estimate the amount to be received based on the last month’s royalties that were received from that particular company. We do not maintain an allowance for doubtful accounts because other than the accrual for earned but not received royalties, we have no accounts receivable.

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

Forward Looking Statements

Certain matters contained in this report are forward-looking statements within the meaning of the “Safe Harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These statements include, without limitation, the information contained under the heading “Outlook for Fiscal Year 2018” in Item 7 of this report, and any statements containing forward-looking terminology including “may”, ”should,” “likely,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “projects,” or other similar words. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors set forth in “Item 1A. Risk Factors” above, some of which are beyond our control and difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information may be obtained by reviewing the information set forth above under “Item 1A Risk Factors” and information contained in the Company’s reports periodically filed with the SEC.

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

As of December 31, 2017, an evaluation was performed under the supervision and with the participation of the Company’s management, including the principal executive and financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the principal executive and financial officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

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

Management has assessed the Company’s ICFR as effective as of December 31, 2017.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding ICFR Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

During the quarter ending December 31, 2017, there have been no changes in the Company’s ICFR that has materially affected or is reasonably likely to affect, the Company’s ICFR.

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

Executive officers of Registrant are as follows:

Name	Age	Position with Registrant

Brian R. Jones	57	President, Treasurer and Director

Lee W. Boyer	60	Secretary and Director

The occupations of such executive officers during the last five years and other principal affiliations are:

Name	Occupations

Brian R. Jones	President since April 25, 2013, Treasurer and Director since December 1, 2006; Managing member of Brian R. Jones CPA, LLC.

Lee W. Boyer

Secretary since 2017 and Director since 2016. Attorney with Stockwell, Sievert, Viccellio, Clements & Shaddock, L.L.P.; President, Second University Homesites, Inc.; Manager, Jones-Boyer, LLC; Manager, Boyer Properties, LLC; Director, Mallard Bay, Corp.

Directors, principal occupation or experience, and related business name and activity follows:

Name	Age	Experience and Qualifications	Director Since
Lee W. Boyer	60	Secretary of CKX Lands, Inc.; Attorney with Stockwell, Sievert, Viccellio, Clements & Shaddock, L.L.P.; President, Second University Homesites, Inc.; Manager, Jones-Boyer, LLC; Manager, Boyer Properties, LLC; Director, Mallard Bay, Corp. Mr. Boyer’s experience in land management and oil and gas leasing activities makes him qualified to serve as a director.	2016

Max H. Hart (1) (2)	59	Principal, Haas-Hirsch Interests. Mr. Hart’s experience in land management, oil and gas leasing activities, forestry, farming and rights of way makes him qualified to serve as a director.	2016

Brian R. Jones	57	President and Chairman of the Board of CKX Lands, Inc. since 2013 and Treasurer of CKX Lands, Inc. since 2006; Managing member of Brian R. Jones CPA, LLC. Mr. Jones’ experience in public accounting, SEC compliance and land management makes him qualified to serve as a director.	2007

Director Schedule (continued):

Name	Age	Experience and Qualifications	Director Since
Eugene T. Minvielle, IV (1)	44	Chief Financial Officer and Treasurer of Marlin Energy, LLC. Mr. Minvielle’s experience in oil and gas and financial reporting makes him qualified to serve as a director.	2017

Mary Watkins Savoy (1) (2) (3)	78	Private investments; Director of Mallard Bay Corp. Mrs. Savoy’s experience in land management and oil and gas leasing activities makes her qualified to serve as a director.	1998

Charles D. Viccellio	84	Attorney (retired), Stockwell, Sievert, Viccellio, Clements & Shaddock, L.L.P. Mr. Viccellio’s extensive legal experience in land management and oil and gas activities makes him qualified to serve as a director.	1996

Mary Leach Werner (2) (3)	50	Vice President and Director of North American Land Co., Inc.; Vice President and Director of Sweet Lake Land & Oil Co., Inc. Mrs. Werner’s experience in land management and oil and gas activities makes her qualified to serve as a director.	2004

Michael B. White (3)	61	Oil and gas ventures, farmland and timberland investments, sole manager of Ottley Properties, LLC. Mr. White’s experience in oil and gas, farmland and timberland makes him qualified to serve as a director.	2013

Member of the (1) Audit Committee, (2) Compensation Committee, (3) Nominating Committee.

Stockwell, Sievert, Viccellio, Clements & Shaddock, L.L.P. is a law firm. Second University Homesites, Inc. Jones-Boyer, LLC, and Boyer Properties, LLC are residential property management companies. Mallard Bay Corp., Haas-Hirsch Interests, North American Land Co., Inc., and Sweet Lake Land & Oil Co., Inc. are all land management companies. Marlin Energy, LLC is an upstream oil and gas company. Ottley Properties, LLC is an investment holding company. Brian R. Jones CPA, LLC is a CPA firm.

Mrs. Savoy is Mr. Boyer’s aunt. There are no other family relationships between any of our directors and executive officers, or any arrangement or understanding between any of our executive officers and any other person pursuant to which any executive officer was appointed to his office.

The Board of Directors has determined that director nominees Boyer, Hart, Savoy, Werner, and White are “independent directors” as defined under the rules of the NYSE MKT.

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

Not applicable.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 2018.

CKX LANDS, INC.

BY:	/s/Brian R. Jones
Name:	Brian R. Jones
Title:	President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated with regard to CKX Lands, Inc. on March 23, 2018.

/s/Brian R. Jones
Brian R. Jones	President, Treasurer and Director (Principal Executive and Financial Officer)

/s/Lee W. Boyer
Lee W. Boyer	Secretary and Director

/s/Max H. Hart
Max H. Hart	Director

/s/Eugene T. Minvielle, IV
Eugene T. Minvielle, IV	Director

/s/Mary W. Savoy
Mary W. Savoy	Director

/s/Charles D. Viccellio
Charles D. Viccellio	Director

/s/Mary Leach Werner
Mary Leach Werner	Director

/s/Michael B. White
Michael B. White	Director

CKX LANDS, INC.

Table of Contents

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	15

FINANCIAL STATEMENTS

Balance Sheets	16
Statements of Income	17
Statements of Changes in Stockholders’ Equity	18
Statements of Cash Flows	19
Notes to Financial Statements	20-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CKX Lands, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CKX Lands, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2015.

Houston, Texas

March 23, 2018

CKX Lands, Inc.

Balance Sheets

December 31, 2017 and 2016

	2017	2016
Assets
Current Assets:
Cash	$1,618,583	$1,081,188
Cash-Restricted	33,821	--
Certificates of deposit	2,662,890	3,370,000
Accounts receivable	113,067	62,403
Prepaid expense and other assets	50,354	23,467
Total current assets	4,478,715	4,537,058
Non-current Assets
Certificates of deposit	950,000	720,000
Property and equipment:
Land	7,147,100	7,075,345
Timber	2,119,180	2,072,368
Property, building and equipment less accumulated depreciation of $74,565 and $73,374, respectively	28,742	13,553
Total property and equipment, net	9,295,022	9,161,266
Total assets	$14,723,737	$14,418,324

Liabilities and Stockholders’ Equity
Current Liabilities:
Trade payables and accrued expenses	$207,166	$122,464
Income taxes payable	13,346	9,993
Total current liabilities	220,512	132,457
Non-current Liabilities:
Deferred income tax payable	187,664	298,919
Total liabilities	408,176	431,376
Stockholders’ Equity:
Common stock, no par value: 3,000,000 shares authorized; 1,942,495 shares issued and outstanding	59,335	59,335
Retained earnings	14,256,226	13,927,613
Total stockholders’ equity	14,315,561	13,986,948
Total liabilities and stockholders’ equity	$14,723,737	$14,418,324

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Income

Years Ended December 31, 2017 and 2016

	2017	2016
Revenues:
Oil and gas	$609,122	$510,856
Timber	224,111	125,860
Surface	273,019	189,019
Surface - related party	38,333	37,667
Total revenues	1,144,585	863,402
Costs, Expenses and (Gains):
Oil and gas	62,315	57,115
Timber	35,692	27,957
Surface	43,929	82,081
General and administrative	495,040	508,422
Depreciation	1,191	467
Gain on sale of land	(34,711)	--
Total cost, expenses and (gains)	603,456	676,042
Income from operations	541,129	187,360
Other Income:
Interest income	44,958	34,951
Other income	44,958	34,951
Income before income taxes	586,087	222,311
Federal and State Income Taxes:
Current	174,479	45,485
Deferred	(111,255)	6,152
Total federal and state income taxes	63,224	51,637
Net income	$522,863	$170,674

Per Common stock, basic and diluted
Net income	$0.27	$0.09
Dividends	$0.10	$--

Weighted Average Common Shares Outstanding, basic and diluted	1,942,495	1,942,495

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc. Statements of Changes in Stockholders’ Equity Years ended December 31, 2017 and 2016

	Total	Retained Earnings	Capital Stock Issued
December 31, 2015 Balance	$13,809,767	$13,750,432	$59,335
Net income	170,674	170,674	--
Dividend reversion	6,507	6,507	--
December 31, 2016 Balance	$13,986,948	$13,927,613	$59,335
Net income	522,863	522,863	--
Dividends paid	(194,250)	(194,250)	--
December 31, 2017 Balance	$14,315,561	$14,256,226	$59,335

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Statements of Cash Flows

Years Ended December 31, 2016 and 2015

	2017	2016
Cash Flows from Operating Activities:
Net income	$522,863	$170,674
Adjustments to reconcile net income to net cash used in operating activities:
Gain from sale of land	(34,711)	--
Timber depletion	15,661	1,751
Depreciation	1,191	467
Deferred income tax expense	(111,255)	6,152
Change in operating assets and liabilities:
(Increase) decrease in current assets	(77,551)	23,708
Increase in current liabilities	88,055	78,055
Net cash provided from operating activities	404,253	280,807
Cash Flows from Investing Activities:
Certificate of deposits:
Maturity proceeds	3,610,000	3,564,000
Purchase	(3,132,890)	(3,130,000)
Land:
Proceeds	39,388	--
Purchases and improvements	(76,432)	(1,865,499)
Timber:
Purchases	(62,473)	(528,031)
Property, building, and equipment:
Purchases	(16,380)	(14,020)
Net cash provided from (used in) investing activities	361,213	(1,973,550)
Cash Flows from Financing Activities:
Dividends paid	(194,250)	--
Dividends reversion	--	6,507
Net cash (used in) provided from financing activities	(194,250)	6,507
Net increase (decrease) in cash and cash equivalents	571,216	(1,686,236)
Cash and Cash Equivalents:
Beginning	1,081,188	2,767,424
Ending	$1,652,404	$1,081,188

Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$--	$--
Income taxes	$169,500	$12,420

Noncash investing and financing activities:
	$--	$--

The accompanying notes are an integral part of these financial statements.

CKX Lands, Inc.

Notes to Financial Statements

Note 1.	Nature of Business and Significant Accounting Policies

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

Certificate of deposits:

Certificates of deposit have maturities greater than three months when purchased, in amounts not greater than $250,000. All certificates of deposit are held until maturity and recorded at cost which approximates fair value. Certificates of deposit mature through 2019.

Accounts Receivable:

Our accounts receivable consists of incomes received after year end for royalties produced prior to year-end.  When there are royalties that have not been received at the time of the preparation of the financial statements for months in the prior year, we estimate the amount to be received based on the last month’s royalties that were received from that particular company.  We do not maintain an allowance for doubtful accounts because other than the accrual for earned but not received royalties, we have no accounts receivable.

Property, building, and equipment:

Property, building, and equipment is stated at cost. Major additions are capitalized. Maintenance and repairs are charged to income as incurred. Depreciation is computed on the straight-line and accelerated methods over the estimated useful lives of the assets.

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

Revenue from timber is recognized upon either the thinning or clear-cut harvesting of our timber and is recorded at such time of such activity.  The Company does not enter into timber deed contracts.  The Company may receive a deposit at the time of entering into a stumpage agreement and this deposit is recorded in trade payables and accrued expenses until earned.  The Company held stumpage agreements deposits of $94,600 and $54,300 at December 31, 2017 and 2016, respectively.

CKX Lands, Inc.

Notes to Financial Statements (continued)

Impairment of long-lived assets:

Long-lived assets, such as land, timber and property, building, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value maybe determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models. The Company recorded no impairment charges during 2017 and 2016.

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

The Company does not have the ability to know the actual production volume or the oil and gas price paid for the production until the actual payment is received from the well’s operator. In estimating the accrued net receivable and its collectability, the Company reviews the prior months of activity by well, available subsequent net revenue receipts by well and any other pertinent information that is available to the Company to estimate the net revenue at the balance sheet date. As of December 31, 2017 and 2016, no allowance for doubtful accounts was recorded.

Surface:

Surface revenue is earned through annual leases for agricultural and hunting activities and the Company records revenues evenly over the term of these leases.  Surface revenues from these sources are recurring on an annual basis.  Unearned surface revenues are recorded in trade payables and accrued expenses and are $45,651 and none at December 31, 2017 and 2016, respectively.

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

Presentation:

Certain prior year amounts have been reclassified to conform to the current year’s presentation, including oil and gas, timber, and surface, from general and administrative costs and expenses on the statements of income.

Recent Accounting Pronouncements:

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, in an effort to reduce the diversity of how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, and the Company has adopted Topic 230. The impact of this new guidance does not materially impact the presentation or classifications in the statement of cash flows.

In June 2016, the FASB Issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” and clarifies the objective of the collectability criterion, presentation of taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and how guidance in Topic 606 is retrospectively applied. The amendments do not change the core principle of the guidance in Topic 606. The effective dates are the same as those for Topic 606. The Company finalized its assessment of contracts with customers. Based on the Company’s evaluation, the new guidance does not have a material impact on its financial statements. Contracts with customers typically consist of stumpage/timber agreements which include the location, type and quantity of timber the customer can thin or harvest, the unit price for each type and payment terms. The transaction price is generally fixed at this time and revenue is recognized when the customer takes possession of the timber. The impact of the new guidance does not materially impact how timber revenue is recognized.

CKX Lands, Inc.

Notes to Financial Statements (continued)

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606)”. This update supersedes most of the existing revenue recognition requirements in GAAP and requires (i) an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services and (ii) requires expanded disclosures regarding the nature, amount, timing, and certainty of revenue and cash flows from contracts with customers. The standard will be effective for annual and interim reporting periods beginning after December 15, 2017, with early application not permitted. The standard allows for either full retrospective adoption, meaning the standard is applied to all periods presented in the financial statements, or modified retrospective adoption, meaning the standard is applied only to the most current period presented. The impact of Topic 606 is addressed above.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2.      Oil and Gas Leases

Results of oil and gas leasing activities for the year ending December 31, 2017 and 2016 are as follows:

	2017	2016
Gross revenues
Royalty interests	$588,121	$488,947
Lease fees	21,001	21,909
	609,122	510,856
Production costs	62,315	47,212
Results before income tax expense	546,807	463,644
Estimated income tax expense	169,510	97,365
Results of operations from producing activities excluding corporate overhead	$377,297	$366,279

CKX Lands, Inc.

Notes to Financial Statements (continued)

Note 2.      Oil and Gas Leases (continued)

There were no major costs, with the exception of severance taxes, incurred in connection the Company's oil and gas leasing activities, which are located entirely within the United States, during the years ended December 31, 2017 and 2016.

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

Company’s royalty and working interests share of oil and gas, exclusive of plant products, produced from leased properties:

	2017	2016

Net gas produced (MCF)	42,927	48,758
Net oil produced (Bbl)	8,169	8,412

Note 3.      Income Taxes

The Company files federal and state income tax returns on a calendar year basis.

The net deferred tax liability in the accompanying balance sheets includes the following components at December 31, 2017 and 2016:

	2017	2016
Deferred tax assets	$--	$--
Deferred tax liabilities	(187,664)	(298,919)
	$(187,664)	$(298,919)

Reconciliations between the United States Federal statutory income tax provision, using the statutory rate of 34%, and the Company’s provision for income taxes at December 31, 2017 and 2016 are as follows:

	2017	2016
Income tax on income before extraordinary item:
Tax at statutory rates	$199,270	$75,586
Tax effect of the following:
Statutory depletion	(29,994)	(24,936)
Section 179 deduction		(5,229)
State income tax	12,475	808
Other	(7,272)	(744)
Income tax on income	$174,479	$45,485

CKX Lands, Inc.

Notes to Financial Statements (continued)

Note 3.	Income Taxes (continued)

Deferred income taxes result from timing differences in the recognition of revenue and expenses for tax and financial statement purposes. The effect of these timing differences at December 31, 2017 and 2016 is as follows:

	2017	2016
Casualty loss	$(77,714)	$(121,239)
Deferred gain	(109,950)	(171,528)
Section 179 deduction	--	(6,152)
	$(187,664)	$(298,919)

The decrease to net deferred tax liabilities of $111,255 is directly related to the 2017 Tax Act. On December 22, 2017, H.R. 1, also known as the Tax Cuts and Jobs Act (the “2017 Tax Act”), was enacted. This enactment resulted in a number of significant changes to U.S. federal income tax law for U.S. corporations. Most notably for the Company, the statutory U.S. federal corporate income tax rate was changed from 35% to 21% for corporations.

Note 4.      Land Purchases and Sales

Land Purchases

During the year ended December 31, 2017, the Company did not purchase any lands. However, the Company did incur costs of $76,432 to clear, survey and improve drainage on certain lands. These costs increase the value of the land and were not considered maintenance costs.

During the year ended December 31, 2016, the Company purchased the following lands:

Quarter	+/- Acres	Louisiana Parish	Ownership	Land	Timber	Mineral Rights %
1st	40	Beauregard	100%	$59,638	$10,000	0.00%
2nd	129	Beauregard	100%	$198,874	$34,200	50.00%
3rd	880	Calcasieu	100%	$1,532,092	$408,000	50.00%
3rd	80	Calcasieu	100%	$74,895	$58,000	100.00%

Land Sales

During the year ended December 31, 2017, the Company sold the following lands:

Quarter	+/- Acres	Louisiana Parish	Ownership		Land	Timber	Mineral Rights %
1	1	Calcasieu	100%		$3,390	--	0%
3	2	Calcasieu	1/6	th	$888	--	0%
3	44	Calcasieu	1/6%		$31,196	--	50%
4	0.4	Calcasieu	100%		$3,914	--	0%

The 3rd quarter sale of +/- 44 acres in Calcasieu parish was structured as a “deferred exchange using a qualified intermediary” pursuant to Paragraph 1031 of the Internal Revenue Code (1031 Exchange) for income tax purposes. The proceeds from this transaction, $33,821 are held in restricted cash at year end.

During the year ended December 31, 2016, the Company sold no land.

CKX Lands, Inc.

Notes to Financial Statements (continued)

Note 5.      Timber Activities

In addition to the timber activity noted in Note 4, the Company incurred reforestation cost during the years ended December 31, 2017 and 2016 of $62,473 and $17,831, respectively.

Note 6.      Company Operations

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, surface and timber. The Company’s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

Following is a summary of segmented operations information for 2017 and 2016:

	2017	2016
Revenues
Oil and Gas	$609,122	$510,856
Timber	224,111	125,860
Surface	273,019	189,019
Surface – related party	38,333	37,667
Total	1,144,585	863,402
Cost and Expenses
Oil and Gas	62,315	57,115
Timber	35,692	27,957
Surface	43,929	82,081
Total	141,936	167,153
Income from Operations
Oil and Gas	546,807	453,741
Timber	188,419	97,903
Surface	267,423	144,605
Total	1,002,649	696,249
Other Income (Expense) before Income Taxes	(416,562)	(473,938)
Income before Income Taxes	586,087	222,311

Identifiable Assets, net of accumulated depreciation and depletion
Oil and Gas	--	--
Timber	2,119,180	2,072,368
Surface	--	--
General Corporate Assets	12,604,557	12,345,956
Total	14,723,737	14,418,324

Capital Expenditures
Oil and Gas	--	--
Timber	62,473	528,031
Surface	--	--
General Corporate Assets	92,157	1,879,519
	154,630	2,407,550

CKX Lands, Inc.

Notes to Financial Statements (continued)

Note 6.     Company Operations (continued)

	2017	2016
Depreciation and Depletion
Oil and Gas	--	--
Timber	15,661	1,751
Surface	--	--
General Corporate Assets	1,191	467
Total	$16,852	$2,218

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

Revenue from customers representing 5% or more of total revenue was:

Count	2017	2016
1	$179,292	$129,529
2	163,483	117,827
3	131,837	67,303
4	113,280	66,178
5	70,760	63,449
6	61,677	63,309
7	51,814	54,697

Note 7.     Line of Credit

The Company has available an unsecured line of credit in the amount of $1,000,000. The balance on this line of credit was $-0- at December 31, 2017and 2016. The line of credit matures on June 13, 2018 and borrowings under the line will bear interest at 2.75% plus the one-month LIBOR rate.

Note 8.     Supplementary Income Statement Information

Taxes, other than income taxes, of $154,167 and $145,245, were charged to expense during 2017 and 2016, respectively.

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

CKX Lands, Inc.

Notes to Financial Statements (continued)

Note 11.     Related Party Transactions

On April 17, 2017, the Company entered into an option to lease agreement (“OTL”) with Stream Wetlands Services, LLC (“Stream”). Under the terms of the OTL, Stream paid the Company $38,333 for an exclusive right to evaluate and market certain lands owned by the Company to their client for beneficial use purposes to compensate for wetlands impact through February 28, 2018. Stream may extend the OTL for up to three (3) successive periods of twelve (12) months. If Stream is chosen to perform their client’s project, the Company has agreed to put forth its best efforts to negotiate and enter into a mutually acceptable lease form. Due to the uncertainty of the contract award and project scope, we are unable to estimate the potential financial benefit, if any, to the Company. William Gray Stream, a prior Company Director, is the president of Stream Wetlands Services, LLC.

On October 16, 2016, the Company entered into a memorandum of understanding (“MOU”) with Stream Wetlands Services, LLC (“Stream”). Under the terms of the MOU, Stream paid the Company $37,667 for a non-exclusive right to evaluate and market certain lands owned by the Company to their client for beneficial use purposes to compensate for wetlands impact. This non-exclusive right terminates in 6 months. If Stream is chosen to perform their client’s project, the Company has agreed to put forth its best efforts to negotiate and enter into a mutually acceptable lease form. Due to the uncertainty of the contract award and project scope, we are unable to estimate the potential financial benefit, if any, to the Company. William Gray Stream, a prior Company Director, is the president of Stream Wetlands Services, LLC.

Office rent of $4,800, was paid to a company owned by the president in both 2017 and 2016.

During 2017 and 2016, legal expenses of $12,243 and $5,883, respectively, were incurred to the president’s spouse’s law firm.

Note 12.     Disclosures about Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Class	Methods and/or Assumptions
Cash and cash equivalents:	Carrying value approximates fair value due to its readily convertible characteristic.
Certificate of Deposit:	Held until maturity and recorded at amortized cost which approximates fair value.

The estimated fair value of the Company's financial instruments at December 31, 2017 and 2016 are as follows.

(Presented in thousands)		2017		2016
	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	1	$1,619	$1,619	$1,081	$1,081
Certificate of deposit – short term	1	2,663	2,663	3,370	3,370
Certificate of deposit – long term	1	--	--	720	720
		$5,232	$5,232	$5,171	$5,171

CKX Lands, Inc.

Notes to Financial Statements (continued)

Note 13.     Subsequent Event – Dividend Declaration

On March 22, 2018, the Company declared a dividend of twelve ($0.12) cents per common share payable to shareholders of record date as of April 5, 2018 and payment date of April 12, 2018.