Form 10-Q
period 2018-03-31
CKX LANDS, INC.
filed 2018-05-03
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

 Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

CKX Lands, Inc.

Form 10-Q

For the Quarter ended March 31, 2018

Table of Contents

		Page
Part I. Financial Information

Item 1.	Financial Statements

a.	Balance Sheets as of March 31, 2018 and December 31, 2017 (Unaudited)	1
b.	Statements of Income for the quarters ended March 31, 2018 and 2017 (Unaudited)	2
c.	Statements of Changes in Stockholders’ Equity for the quarters ended March 31, 2018 and 2017 (Unaudited)	3
d.	Statements of Cash Flows for the quarters ended March 31, 2018 and 2017 (Unaudited)	4
e.	Notes to Financial Statements as of March 31, 2018 (Unaudited)	5-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-10

Item 4.	Controls and Procedures	10

Part II. Other Information

Item 6.	Exhibits	11

	Signature	12

Part I – Financial Information

Item 1.	FINANCIAL STATEMENTS

CKX Lands, Inc.

Balance Sheets

March 31, 2018 and December 31, 2017

(Unaudited)

	2018	2017
Assets
Current Assets
Cash	$1,585,950	$1,618,583
Cash-restricted	993,160	33,821
Certificates of deposit	2,392,890	2,662,890
Accounts receivable	64,022	113,067
Prepaid expense and other assets	140,964	50,354
Total current assets	5,176,986	4,478,715
Non-current Assets
Certificate of deposit	1,205,000	950,000
Property and equipment:
Land	7,051,412	7,147,100
Timber	2,138,051	2,119,180
Building and equipment less accumulated depreciation of $74,623 and $74,565, respectively	33,979	28,742
Total property and equipment, net	9,223,442	9,295,022
Total assets	$15,605,428	$14,723,737
Liabilities and Stockholders’ Equity
Current Liabilities
Trade payables and accrued expenses	$210,954	$207,166
Dividends payable	233,099	--
Income tax payable	53,888	13,346
Total current liabilities	497,941	220,512
Non-current Liabilities
Deferred income tax payable	187,664	187,664
Total liabilities	685,605	408,176
Stockholders’ Equity
Common stock, no par value: 3,000,000 shares authorized; 1,942,495 and 1,942,495 shares issued, respectively	59,335	59,335
Retained earnings	14,860,488	14,256,226
Total stockholders’ equity	14,919,823	14,315,561
Total liabilities and stockholders’ equity	$15,605,428	$14,723,737

The accompanying notes are an integral part of these unaudited financial statements.

CKX Lands, Inc.

Statements of Income

Quarters Ended March 31, 2018 and 2017

 (Unaudited)

	2018	2017
Revenues
Oil and gas	$124,577	$181,669
Timber	178,449	--
Surface	34,513	17,102
Surface – related party	9,156	--
Total revenues	346,695	198,771
Costs, Expenses and (Gains)
Oil and gas	16,656	17,565
Timber	20,594	2,940
Surface	6,990	16,858
General and administrative	132,561	134,857
Depreciation	233	234
Gain on sale of land	(878,320)	(2,891)
Total cost, expenses and (gains)	(701,286)	169,563
Income from operations	1,047,981	29,208
Other Income
Interest income	12,922	10,212
Net other income	12,922	10,212
Income before income taxes	1,060,903	39,420
Federal and State Income Taxes
Current	223,542	(5,200)
Total income taxes	223,542	(5,200)
Net Income	$837,361	$44,620

Per Common Stock, basic and diluted
Net Income	$0.43	$0.02
Dividends	$0.12	$0.10

Weighted Average Common Shares Outstanding, basic and diluted	1,942,495	1,942,495

The accompanying notes are an integral part of these unaudited financial statements.

CKX Lands, Inc.

Statements of Changes in Stockholders’ Equity

Quarters Ended March 31, 2018 and 2017

(Unaudited)

	Total	Retained Earnings	Capital Stock Issued
Quarter Ending March 31, 2018
December 31, 2017 Balance	$14,315,561	$14,256,226	$59,335
Net income	837,361	837,361	--
Dividends declared	(233,099)	(233,099)	--
March 31, 2018 Balance	$14,919,823	$14,860,488	$59,335

Quarter Ending March 31, 2017
December 31, 2016 Balance	$13,986,948	$13,927,613	$59,335
Net income	44,620	44,620	--
Dividends declared	(194,250)	(194,250)	--
March 31, 2017 Balance	$13,837,318	$13,777,983	$59,335

The accompanying notes are an integral part of these unaudited financial statements.

CKX Lands, Inc.

Statements of Cash Flows

Quarters Ended March 31, 2018 and 2017

(Unaudited)

	2018	2017
Cash Flows Used In Operating Activities:
Net Income	$837,361	$44,620
Less non-cash and non-operating (income) expenses included in net income:
Depreciation, depletion and amortization	8,735	234
Gain on sale of land	(878,320)	(2,891)
Change in operating assets and liabilities:
Increase in current assets	(55,817)	(129,832)
Increase in current liabilities	44,330	35,122
Net cash used in operating activities	(43,711)	(52,747)
Cash Flows Provided From (Used In) Investing Activities:
Certificates of deposit:
Purchases	(965,000)	(720,000)
Maturity proceeds	980,000	720,000
Land, equipment, and other assets:
Purchases	(10,370)	--
Sales proceeds	993,160	3,390
Timber:
Purchases	(27,373)	(11,040)
Net cash provided from (used in) investing activities	970,417	(7,650)
Net increase (decrease) in cash and cash-restricted	926,706	(60,397)
Cash and cash-restricted:
Beginning	1,652,404	1,081,188
Ending	$2,579,110	$1,020,791

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$--	$--
Income taxes	$183,000	$11,000

The accompanying notes are an integral part of these unaudited financial statements.

CKX Lands, Inc.

Notes to Financial Statements

March 31, 2018

(Unaudited)

Note 1.       Basis of Presentation

The accompanying unaudited financial statements of CKX Lands, Inc. (“Company”) have been prepared in accordance with United States generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. Except as described herein, there has been no material change in the information disclosed in the notes to the financial statements included in our financial statements as of and for the year ended December 31, 2017. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included in the accompanying financial statements. Certain amounts have been reclassified to conform to the current period’s presentation, including oil and gas, timber, and surface, from general and administrative costs and expenses on the statements of income.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes most current revenue recognition guidance, including industry-specific guidance. Subsequently, the FASB has issued updates which provide additional implementation guidance. The new guidance requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services.  We adopted this guidance in the first quarter of 2018 applying the modified retrospective approach.  We have completed our review of all revenue sources in scope for the new standard, and stumpage agreements are within this scope. In accordance with the new standard, the basis for determining revenue and expenses allocable to stumpage agreements (timber revenue) was not modified.  There was no net cumulative effect adjustment for this change as of January 1, 2018.

Interim results are not necessarily indicative of results for a full year. These financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2017 and Form 10-Q for the quarterly period ended March 31, 2018.

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

March 31, 2018

(Unaudited)

Note 3.       Company Operations

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, timber and surface. The Company’s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

Following is a summary of segmented operations information for the quarter ended March 31, 2018 and 2017, respectively:

	2018	2017
Revenues
Oil and Gas	$124,577	$181,669
Timber	178,449	--
Surface	43,669	17,102
Total	346,695	198,771
Cost and Expenses
Oil and Gas	16,656	17,565
Timber	20,594	2,940
Surface	6,990	16,858
Total	44,240	37,363
Income from Operations
Oil and Gas	107,921	164,104
Timber	157,855	(2,940)
Surface	36,679	244
Total	302,455	161,408
Other Income (Expense) before Income Taxes	758,448	(121,988)
Income before Income Taxes	1,060,903	39,420

Identifiable Assets, net of accumulated depreciation and depletion
Oil and Gas	--	--
Timber	2,138,051	2,083,408
Surface	--	--
General Corporate Assets	13,467,377	12,414,659
Total	15,605,428	14,498,067

Capital Expenditures
Oil and Gas	--	--
Timber	27,373	11,040
Surface	--	--
General Corporate Assets	10,370	--
Total	37,743	11,040

Depreciation and Depletion
Oil and Gas	--	--
Timber	8,502	--
Surface	--	--
General Corporate Assets	233	234
Total	$8,735	$234

There are no intersegment sales reported in the accompanying income statements. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Form 10-K for the year ended December 31, 2017. The Company evaluates performance based on income or loss from operations before income taxes excluding any nonrecurring gains and losses on securities held available-for-sale. Income before income tax represents net revenues less costs and expenses less other income and expenses of a general corporate nature. Identifiable assets by segment are those assets used solely in the Company's operations within that segment.

CKX Lands, Inc.

Notes to Financial Statements

March 31, 2018

(Unaudited)

Note 3.       Company Operations (continued)

Revenue from customers representing 5% or more of total revenue for the quarter ended March 31, 2018 and 2017, respectively are:

Count	2018	2017
1	$138,519	$41,884
2	39,899	34,137
3	34,723	23,215
4	24,193	13,039
5	19,764	13,028
6	--	12,795

Note 4.	Cash – Restricted

During the first quarter of 2018, the company closed on the sale of four parcels of land all of which were structured as a “deferred exchange using a qualified intermediary” pursuant to Paragraph 1031 of the Internal Revenue Code (1031 Exchange) for income tax purposes.  The net proceeds from these transactions of $993,160 are included the Cash-Restricted amount at March 31, 2018. Subsequent to March 31, 2018, identified properties for the purposes of the 1031 Exchange were deemed not acceptable after preliminary due diligence.  The 1031 Exchange will not be completed. The related tax expense on the gain from these sales has been accrued at March 31, 2018.

The following table provides a reconciliation of cash and cash-restricted reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

March 31, 2018
Cash	$1,585.950
Cash-restricted	993,160
Cash and cash-restricted	$2.579,110

Note 5.	Dividend Declaration

On March 22, 2018, the Company declared a dividend of twelve ($0.12) cents per common share payable to shareholders of record date as of April 5, 2018 and payment date of April 12, 2018.

Note 6.	Related Party Transactions

On April 17, 2017, the Company entered into an option to lease agreement (“OTL”) with Stream Wetlands Services, LLC (“Stream”).  Under the terms of the OTL, Stream paid the Company $38,333 during the quarter ended March 31, 2018 for an extension of an exclusive right to evaluate and market certain lands owned by the Company to their client for beneficial use purposes to compensate for wetlands impact through February 28, 2019.  Stream may extend the OTL for up to two (2) successive periods of twelve (12) months.  If Stream is chosen to perform their client’s project, the Company has agreed to put forth its best efforts to negotiate and enter into a mutually acceptable lease form.  Due to the uncertainty of the contract award and project scope, we are unable to estimate the potential financial benefit, if any, to the Company.  William Gray Stream, a prior Company Director, is the president of Stream Wetlands Services, LLC.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue

Comparison of Revenues for the three months ended March 31, 2018 and 2017 follows:

	2018	2017	$ Change	% Change
Oil and Gas	124,577	181,669	(59,092)	(32.53)%
Timber	178,449	--	178,449	100.00%
Surface	43,669	17,102	26,567	155.34%
Total	346,695	198,771	145,924	74.42%

Oil and Gas

CKX leases its property to oil and gas operators and collects income through its land ownership in the form of oil and gas royalties and lease rentals and geophysical revenues. A breakdown of oil and gas revenues follows:

	2018	2017	$ Change	% Change
Oil	97,662	130,205	(32,542)	(24.99)%
Gas	23,375	46,464	(23,090)	(49.69)%
Lease and Geophysical	3,540	5,000	(1.460)	(29.20)%
Total	124,577	181,669	57,092	(31.43)%

CKX received oil and/or gas revenues from 82 and 89 wells during the three-month period ended March 31, 2018 and 2017, respectively.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF.

	2018	2017
Net oil produced (Bbl)(2)	1,409	2,274
Average oil sales price (per Bbl)(1,2)	$60.92	$50.33
Net gas produced (MCF)	6,724	13,404
Average gas sales price (per MCF)(1)	$3.48	$3.47

Notes to above schedule:

(1) Before deduction of production costs and severance taxes.

(2) Excludes plant products.

Oil and Gas revenues decreased by $57,092 from 2017 revenues. As indicated from the schedule above the net decrease was due to increases in the average price per barrel and decreases in barrels of oil produced, , MCF of gas produced, and the average price per MCF.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Lease and geophysical revenues were $3,540 in 2017 and $5,000 in 2016 amounts. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Management believes oil and gas activity is driven by the current and forecasted commodity prices, demand for oil and gas, and upstream and downstream industry activity. Based on available public information, management believes that oil and gas activity which includes oil and gas production as well as lease rentals will be comparable to 2017 annual reported amounts.

During the first quarter of 2018, the Company received $178,449 in timber revenues. In 2017, the Company received no timber revenues. We believe the increase in revenues is due to our continued marketing of our timber and securing stumpage agreements over the last couple of years and dryer weather. We believe the market will continue to be challenging during 2018.

Surface revenue increased from 2017 due to increasing leasing fees for our hunting and agriculture properties as well as increased lease activity related southwest Louisiana economic growth. During 2018, we received no revenue related to pipeline right of way agreements. As previously noted by management, pipeline, utility and other right of ways are not unusual to the Company; however these types of revenue are not predictable and can vary significantly from year to year.

Costs and Expenses

Timber costs increased by $17,954 in 2018 due to the increased timbers revenue occurring in the first quarter of 2018.

Surface costs decreased by $9,868 in 2018 due to lower repair and maintenance cost and no legal contract review.

General and administrative expenses decrease by $2,296 primarily due to increased officer salaries for land disposition administration and decreases in legal fees related to SEC reporting and director fees.

Financial Condition

Current assets totaled $5,176,986 and current liabilities equaled $497,941 at March 31, 2018.

In the opinion of management, cash and cash equivalents, and certificates of deposit are adequate for projected operations and possible land acquisitions.

The Company declared and paid twelve cents per common share dividend during the quarter ended March 31, 2018. During the first quarter of each future calendar year, the Company anticipates determining if a dividend will be declared. In determining whether a dividend will be declared, the board of directors will take into account the Company’s prior fiscal year’s cash flows from operations and current economic conditions among other information deemed relevant.

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

Commodity Prices

Most of the Company’s operating income comes from the sale of commodities produced from its lands: oil and gas, and timber. Fluctuations in these commodity prices will directly impact net income.

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

CKX Lands, Inc.

Date: May 3, 2018	/s/ Brian R. Jones
Brian R. Jones
President and Treasurer