Form 10-Q
period 2018-06-30
CKX LANDS, INC.
filed 2018-08-03
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

CKX Lands, Inc.

Form 10-Q

For the Quarter ended June 30, 2018

Table of Contents

		Page
Part I. Financial Information

Item 1.	Financial Statements

a.	Balance Sheets as of June 30, 2018 and December 31, 2017 (Unaudited)	1
b.	Statements of Income for the quarters and six months ended June 30, 2018 and 2017 (Unaudited)	2
c.	Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2018 and 2017 (Unaudited)	3
d.	Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (Unaudited)	4
e.	Notes to Financial Statements as of June 30, 2018 (Unaudited)	5-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-10

Item 4.	Controls and Procedures	10

Part II. Other Information

Item 6.	Exhibits	11

	Signature	12

Part I – Financial Information

Item 1.	FINANCIAL STATEMENTS

CKX Lands, Inc.

Balance Sheets

June 30, 2018 and December 31, 2017

(Unaudited)

	2018	2017
Assets
Current Assets
Cash	$795,332	$1,618,583
Cash-Restricted	873,355	33,821
Certificates of deposit	2,140,000	2,662,890
Accounts receivable	93,177	113,067
Prepaid expense and other assets	114,495	50,354
Total current assets	4,016,359	4,478,715
Non-current Assets
Certificate of deposit	2,185,000	950,000
Property and equipment:
Land	7,051,412	7,147,100
Timber	2,134,230	2,119,180
Building and equipment less accumulated depreciation of $74,601 and $74,565, respectively	33,746	28,742
Total property and equipment, net	9,219,388	9,295,022
Total assets	$15,420,747	$14,723,737
Liabilities and Stockholders’ Equity
Current Liabilities
Trade payables and accrued expenses	$140,735	$207,166
Income tax payable	20,821	13,346
Total current liabilities	161,556	220,512
Non-current Liabilities
Deferred income tax payable	187,664	187,664
Total liabilities	349,220	408,176
Stockholders’ Equity
Common stock, no par value: 3,000,000 shares authorized;1,942,495 and 1,942,495 shares issued, respectively	59,335	59,335
Retained earnings	15,012,192	14,256,226
Total stockholders’ equity	15,071,527	14,315,561
Total liabilities and stockholders’ equity	$15,420,747	$14,723,737

The accompanying notes are an integral part of these unaudited financial statements.

CKX Lands, Inc.

Statements of Income

Quarters and Six Months Ended June 30, 2018 and 2017

 (Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Oil and gas	$161,678	$151,693	$286,255	$333,362
Timber	176,559	8,966	355,008	8,966
Surface	52,493	198,013	87,006	215,115
Surface – related party	3,303	38,333	12,459	38,333
Total revenues	394,033	397,005	740,728	595,776
Costs, Expenses and (Gains):
Oil and gas	13,287	20,083	29,943	33,049
Timber	14,784	6,107	35,378	6,107
Surface	7,513	15,237	14,503	24,848
General and administrative	133,748	100,590	266,309	250,233
Depreciation	234	233	467	467
Gain on sale of land and equipment	(3,334)	--	(881,654)	(2,891)
Total cost, expenses and (gains)	166,232	142,250	(535,054)	311,813
Income from operations	227,801	254,755	1,275,782	283,963
Other Income:
Interest income	12,954	10,363	25,876	20,575
Net other income	12,954	10,363	25,876	20,575
Income before income taxes	240,755	265,118	1,301,658	304,538
Federal and State Income Taxes:
Current	89,051	51,638	312,593	46,438
Deferred	--	--	--	--
Total income taxes	89,051	51,638	312,593	46,438
Net Income	$151,704	$213,480	$989,065	$258,100

Per Common Stock, basic and diluted
Net Income	$0.08	$0.11	$0.51	$0.13
Dividends	$0.00	$0.00	$0.12	$0.10

Weighted Average Common Shares Outstanding, basic and diluted	1,942,495	1,942,495	1,942,495	1,942,495

The accompanying notes are an integral part of these unaudited financial statements.

CKX Lands, Inc.

Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Total	Retained Earnings	Capital Stock Issued
Six Months Ending June 30, 2018
December 31, 2017 Balance	$14,315,561	$14,256,226	$59,335
Net income	989,065	989,065	--
Dividends declared	(233,099)	(233,099)	--
June 30, 2018 Balance	$15,071,527	$15,012,192	$59,335

Six Months Ending June 30, 2017
December 31, 2016 Balance	$13,986,948	$13,927,613	$59,335
Net income	258,100	258,100	--
Dividends declared	(194,250)	(194,250)	--
June 30, 2017 Balance	$14,050,798	$13,991,463	$59,335

The accompanying notes are an integral part of these unaudited financial statements.

CKX Lands, Inc.

Statements of Cash Flows

Six Months Ended June 30, 2018 and 2017

(Unaudited)

	2018	2017
Cash Flows Provided From Operating Activities:
Net Income	$989,065	$258,100
Less non-cash and non-operating (income) expenses included in net income:
Depreciation, depletion and amortization	15,180	467
Gain on sale of land and equipment	(881,654)	(2,891)
Change in operating assets and liabilities:
Increase in current assets	(58,503)	(104,871)
Increase in current liabilities	(58,956)	11,278
Net cash provided from operating activities	5,132	162,083
Cash Flows Provided From (Used In) Investing Activities:
Certificates of deposit:
Purchases	(2,905,000)	(1,212,890)
Maturity proceeds	2,192,890	1,690,000
Land, equipment, and other assets:
Purchases	(10,371)	--
Sales proceeds	996,494	3,390
Timber:
Purchases	(29,763)	(11,040)
Net cash provided from investing activities	244,250	469,460
Cash Flows Used In Financing Activities:
Dividends paid	(233,099)	(194,250)
Net cash used in financing activities	(233,099)	(194,250)
Net increase in cash and cash-restricted	16,283	437,293
Cash and cash-restricted:
Beginning	1,652,404	1,081,188
Ending	$1,668,687	$1,518,481

Supplemental disclosures of cash flow information:
Cash payments for:
Interest	$--	$--
Income taxes	$308,387	$55,000

The accompanying notes are an integral part of these unaudited financial statements.

CKX Lands, Inc.

Notes to Financial Statements

June 30, 2018

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which provides guidance requiring companies to report net cash provided or used by operating, investing and financing activities and the net effect of those flows on the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents during the period.  The statement of cash flows shall report that information in a manner that reconciles beginning and ending totals of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The companies shall also disclose information about the nature of the restrictions on restricted cash and restricted cash equivalents.  We adopted this guidance in the first quarter of 2018.  In accordance with the new standard, no modification to our presentation for restricted cash was made.

Interim results are not necessarily indicative of results for a full year. These financial statements and accompanying notes should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2017 and Form 10-Q for the quarterly period ended June 30, 2018.

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

CKX Lands, Inc.

Notes to Financial Statements

June 30, 2018

(Unaudited)

Following is a summary of segmented operations information for the six months ended June 30, 2018 and 2017, respectively:

	2018	2017
Revenues
Oil and Gas	$286,255	$333,362
Timber	355,008	8,966
Surface	99,465	253,448
Total	740,728	595,776
Cost and Expenses
Oil and Gas	29,943	33,049
Timber	35,378	6,107
Surface	14,506	24,848
Total	79,824	64,004
Income from Operations
Oil and Gas	256,312	300,313
Timber	319,630	2,859
Surface	84,962	228,600
Total	660,904	531,772
Other Income (Expense) before Income Taxes	328,161	(273,672)
Income before Income Taxes	989,065	258,100

Identifiable Assets, net of accumulated depreciation and depletion
Oil and Gas	--	--
Timber	2,134,230	2,119,180
Surface	--	--
General Corporate Assets	13,286,517	12,604,557
Total	15,420,747	14,723,737

Capital Expenditures
Oil and Gas	--	--
Timber	29,763	11,040
Surface	--	--
General Corporate Assets	10,371	--
Total	40,134	11,040

Depreciation and Depletion
Oil and Gas	--	--
Timber	14,713	--
Surface	--	--
General Corporate Assets	467	467
Total	$15,180	$467

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

CKX Lands, Inc.

Notes to Financial Statements

June 30, 2018

(Unaudited)

Note 3.      Company Operations (continued)

Revenue from customers representing 5% or more of total revenue for the six months ended June 30, 2018 and 2017, respectively are:

Count	2018	2017
1	$250,334	$179,292
2	77,137	80,210
3	73,110	54,154
4	47,567	42,513
5	38,333	38,333

Note 4.       Cash – Restricted

During the first quarter of 2018, the company closed on the sale of four parcels of land all of which were structured as a “deferred exchange using a qualified intermediary” pursuant to Paragraph 1031 of the Internal Revenue Code (1031 Exchange) for income tax purposes. The net proceeds from these transactions of $993,160 of which $873,355 remained in the Cash-Restricted amount at June 30, 2018. Subsequent to March 31, 2018, identified properties for the purposes of the 1031 Exchange were deemed not acceptable after preliminary due diligence. The 1031 Exchange will not be completed. The related tax expense on the gain from these sales has been accrued at June 30, 2018.

The following table provides a reconciliation of cash and cash-restricted reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

June 30, 2018
Cash	$795,332
Cash-restricted	873,355
Cash and cash-restricted	$1,668,687

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

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue

Comparison of Revenues for the three months ended June 30, 2018 and 2017 follows:

	2018	2017	$ Change	% Change
Oil and Gas	286,255	333,362	(47,107)	(14.13)%
Timber	355,008	8,966	346,042	3,859.49%
Surface	99,465	253,448	(153,983)	(60.76)%
Total	740,728	595,776	144,952	24.33%

Oil and Gas

CKX leases its property to oil and gas operators and collects income through its land ownership in the form of oil and gas royalties and lease rentals and geophysical revenues. A breakdown of oil and gas revenues follows:

	2018	2017	$ Change	% Change
Oil	230,249	245,441	(15,192)	(6.19)%
Gas	51,520	80,254	(28,734)	(35.80)%
Lease and Geophysical	4,486	7,667	(3,181)	(41.49)%
Total	286,255	333,362	(47,107)	(14.13)%

CKX received oil and/or gas revenues from 87 and 95 wells during the three-month period ended June 30, 2018 and 2017, respectively.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF.

	2018	2017
Net oil produced (Bbl)(2)	3,247	4,305
Average oil sales price (per Bbl)(1,2)	$63.18	$50.40
Net gas produced (MCF)	15,248	23,746
Average gas sales price (per MCF)(1)	$3.38	$3.38

Notes to above schedule:

(1) Before deduction of production costs and severance taxes.

(2) Excludes plant products.

Oil and Gas revenues decreased by $43,926 from 2017 revenues. As indicated from the schedule above the net decrease was due to increases in the average price per barrel and decreases in barrels of oil produced, MCF of gas produced, and the average price per MCF.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Lease and geophysical revenues were $4,486 in 2018 and $7,667 in 2017 amounts. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Management believes oil and gas activity is driven by the current and forecasted commodity prices, demand for oil and gas, and upstream and downstream industry activity. Based on available public information, management believes that oil and gas activity which includes oil and gas production as well as lease rentals will be comparable to 2017 annual reported amounts.

During the first six months of 2018, the Company received $355,008 in timber revenues. In 2017, the Company received 8,966 in timber revenues. We believe the increase in revenues is due to our continued marketing of our timber and securing stumpage agreements over the last couple of years and dryer weather. We believe the market will continue to be challenging during 2018.

Surface revenue decreased $153,983 from 2017 revenues primarily due to no revenue related to pipeline right of way agreements were received in 2018.  As previously noted by management, pipeline, utility and other right of ways are not unusual to the Company however, these types of revenue are not predictable and can vary significantly from year to year.

Costs and Expenses

Timber costs increased by $29,271 in 2018 due to the increased timbers revenue occurring in the first six months of 2018.

Surface costs decreased by $10,345 in 2018 due to lower repair and maintenance cost and no legal contract review.

General and administrative expenses increased by $16,076 primarily due to increased officer salaries for land disposition administration, increased transfer agent fees and public company fees, increased general and administrative expenses and decreases in legal fees related to SEC reporting and director fees.

Financial Condition

Current assets totaled $4,016,359 and current liabilities equaled $161,556 at June 30, 2018.

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

Part II. Other Information

Item 1 – 5.	Not Applicable

Item 6.	EXHIBITS

3.1	Restated/Articles of Incorporation of the Registrant are incorporated by reference to Exhibit (3)-1 to Form 10 filed April 29, 1981.

3.2	Amendment to Articles of Incorporation of the Registrant is incorporated by reference to Exhibit (3.2) to Form 10-K for year ended December 31, 2003.

3.3	By-Laws of the Registrant are incorporated by reference to Exhibit (3.3) to Form 10-Q for the quarterly period ended June 30, 2013.

10	Contract to Purchase and Sell approximately 3,495 acres in Cameron Parish, Louisiana effective July 3, 2007 is incorporated by reference to Exhibit (10) to Form 10-QSB filed August 13, 2007.

10.1	Agreement to Purchase and Sell Real Estate of approximately 880 acres in Calcasieu Parish, Louisiana effective May 11, 2016 is incorporated by reference to Form 10-Q filed August 8, 2016.

10.2	Agreement to Purchase and Sell Real Estate of commercial real estate in Sulphur, Louisiana effective July 13, 2017 is incorporated by reference to Form 10-Q filed August 3, 2017.

31	Certification of President and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32	Certification of President and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

CKX Lands, Inc.

Date: August 2, 2018	/s/ Lee Boyer
Lee Boyer
President