Form 10-Q
period 2018-09-30
CKX LANDS, INC.
filed 2018-11-09
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-31905

CKX Lands, Inc.

(Exact name of registrant as specified in its charter)

Louisiana		72-0144530
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

One Lakeside Plaza, 4th Floor
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,942,495 shares of common stock are issued and outstanding as of November 9, 2018

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS BALANCE SHEETS AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017 (UNAUDITED) STATEMENTS OF INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED) STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED) NOTES TO FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2018 (UNAUDITED)	1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12

ITEM 4.	CONTROLS AND PROCEDURES	12

PART II.	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	12

ITEM 1A.	RISK FACTORS	12

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	12

ITEM 4.	MINE SAFETY DISCLOSURES	12

ITEM 5.	OTHER INFORMATION	12

ITEM 6.	EXHIBITS	13

SIGNATURES		13

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CKX LANDS, INC.

BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash	$1,992,461	$1,618,583
Restricted cash	-	33,821
Certificates of deposit	2,150,000	2,662,890
Accounts receivable	120,446	113,067
Prepaid expense and other assets	96,098	50,354
Total current assets	4,359,005	4,478,715
Long-term certificate of deposit	1,945,000	950,000
Property and equipment, net	9,218,338	9,295,022
Total assets	$15,522,343	$14,723,737

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade payables and accrued expenses	$177,753	$207,166
Income tax payable	-	13,346
Total current liabilities	177,753	220,512
Deferred income tax payable	187,664	187,664
Total liabilities	365,417	408,176

Stockholders' equity:
Common stock, 3,000,000 authorized, no par value, 1,942,495 issued and outstanding as of September 30, 2018 and December 31, 2017	59,335	59,335
Retained earnings	15,097,591	14,256,226
Total stockholders' equity	15,156,926	14,315,561
Total liabilities and stockholders' equity	$15,522,343	$14,723,737

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues:
Oil and gas	$178,640	$132,348	$464,895	$465,710
Timber sales	56,929	-	411,936	8,966
Surface revenue	22,127	64,975	109,133	318,423
Surface revenue - related party	-	-	12,459	-
Total revenue	257,696	197,323	998,423	793,099
Costs, expenses and (gains):
Oil and gas costs	18,435	13,668	48,378	46,717
Timber costs	15,212	2,776	50,591	8,883
Surface costs	10,717	12,429	25,220	37,277
General and administrative expense	136,366	116,234	402,674	366,467
Depreciation expense	1,050	234	1,517	701
Gain on sale of land and equipment	-	(28,561)	(881,654)	(31,452)
Total costs, expenses and (gains)	181,780	116,780	(353,274)	428,593
Income from operations	75,916	80,543	1,351,697	364,506

Other income - interest income	26,301	11,465	52,176	32,040
Income before income taxes	102,217	92,008	1,403,873	396,546
Federal and state income tax expense:
Current	16,817	29,617	329,409	76,055
Deferred	-	11,093	-	11,093
Total income taxes	16,817	40,710	329,409	87,148
Net income	$85,400	$51,298	$1,074,464	$309,398

Per common stock, basic and diluted
Net income	$0.04	$0.03	$0.55	$0.16
Dividends	$0.00	$0.00	$0.12	$0.10

Weighted average shares outstanding, basic and diluted	1,942,495	1,942,495	1,942,495	1,942,495

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,074,464	$309,398
Less non-cash expenses included in net income:
Depreciation, depletion and amortization expense	15,413	701
Deferred income tax expense	-	11,093
Gain on sale of land	(881,654)	(31,452)
Changes in operating assets and liabilities:
Increase in current assets	(67,375)	(116,782)
Increase in current liabilities	(42,759)	103,887
Net cash provided by operating activities	98,089	276,845

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of certificates of deposit	(3,145,000)	(2,412,890)
Proceeds from maturity of certificates of deposit	2,662,890	2,410,000
Purchases of fixed assets	(39,317)	(93,901)
Proceeds from the sale of fixed assets	996,494	35,474
Net cash provided by (used in) investing activities	475,067	(61,317)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(233,099)	(194,250)
Net cash used in financing activities	(233,099)	(194,250)

NET INCREASE IN CASH AND RESTRICTED CASH	340,057	21,278
Cash and restricted cash, beginning of the period	1,652,404	1,081,188
Cash and restricted cash, end of the period	$1,992,461	$1,102,466

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$355,387	$99,240

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1:      Basis of Presentation and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2017 included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures. Actual results may differ from these estimates.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the most current revenue recognition guidance, including industry-specific guidance. Subsequently, the FASB has issued updates which provide additional implementation guidance. The new guidance requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. The Company adopted this guidance in the first quarter of 2018 applying the modified retrospective approach. The Company has completed its review of all revenue sources in scope for the new standard, and stumpage agreements are within this scope. In accordance with the new standard, the basis for determining revenue and expenses allocable to stumpage agreements (timber revenue) was not modified. There was no net cumulative effect adjustment for this change as of January 1, 2018.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), which provides guidance requiring companies to report net cash provided or used by operating, investing and financing activities and the net effect of those flows on the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents during the period.  The statement of cash flows shall report that information in a manner that reconciles beginning and ending totals of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The companies shall also disclose information about the nature of the restrictions on restricted cash and restricted cash equivalents.  The Company adopted this guidance in the first quarter of 2018.  In accordance with the new standard, no modification to our presentation for restricted cash was made.

Note 2:      Restricted Cash

During the first quarter of 2018, the Company closed on the sale of four parcels of land all of which were structured as a “deferred exchange using a qualified intermediary” pursuant to Paragraph 1031 of the Internal Revenue Code (1031 Exchange) for income tax purposes. The net proceeds from these transactions were $993,160, of which $873,355 remained in restricted cash. In August 2018, the funds were received and therefore restricted cash was $0 at September 30, 2018. Subsequent to the sale, identified properties for the purposes of the 1031 Exchange were deemed not acceptable after preliminary due diligence. The 1031 Exchange was not completed.

The following table provides a reconciliation of cash and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	September 30,	December 31,
	2018	2017

Cash	$1,992,461	$1,618,583
Restricted cash	-	33,821
Total	$1,992,461	$1,652,404

Note 3:      Certificates of Deposit

The Company has certificates of deposit for investment purposes. Certificates of deposit have maturities greater than three months when purchased, in amounts not greater than $250,000. All certificates of deposit are held until maturity and recorded at cost which approximates fair value. Certificates of deposit mature through August of 2020. Certificates of deposit were $2,150,000 and $2,662,890 as of September 30, 2018 and December 31, 2017, respectively. Purchases of certificates of deposit were $3,145,000 and $2,412,890 for the nine months ended September 30, 2018 and 2017, respectively. Proceeds from the maturity of certificates of deposit were $2,662,890 and $2,410,000 for the nine months ended September 30, 2018 and 2017, respectively.

Note 4:      Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2018	2017

Land	$7,051,412	$7,147,100
Timber	2,213,777	2,119,180
Building and equipment	108,602	103,307
	9,373,791	9,369,587
Accumulated depreciation	(155,453)	(74,565)
Total	$9,218,338	$9,295,022

Depreciation, depletion and amortization expense was $15,413 and $701 for the nine months ended September 30, 2018 and 2017 respectively.

Note 5:      Dividends

On March 22, 2018, the Company declared a dividend of $0.12 cents per common share payable to shareholders of record as of April 5, 2018. Total dividends of $233,099 were paid on April 12, 2018.

Note 6:      Segment Reporting

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, timber and surface. The Company’s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

The tables below present financial information for the Company’s three operating business segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Oil and gas	$178,640	$132,348	$464,895	$465,710
Timber sales	56,929	-	411,936	8,966
Surface revenue	22,127	64,975	121,592	318,423
Total segment revenues	257,695	197,323	998,423	793,099

Cost and expenses:
Oil and gas costs	18,435	13,668	48,378	46,717
Timber costs	15,212	2,776	50,591	8,883
Surface costs	10,717	12,429	25,220	37,277
Total segment costs and expenses	44,363	28,873	124,188	92,877

Income from operations:
Oil and gas	160,205	118,680	416,517	418,993
Timber	41,717	(2,776)	361,345	83
Surface	11,410	52,546	96,372	281,146
Total segment income from operations	213,332	168,450	874,234	700,222
Other income (expenses) before income taxes	(111,115)	(76,443)	529,639	(303,676)
Income before income taxes	$102,217	$92,008	$1,403,873	$396,546

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Identifiable Assets, net of accumulated depreciation
Oil and gas	$-	$-	$-	$-
Timber	2,134,230	2,111,302	2,134,230	2,111,302
Surface	-	-	-	-
General corporate assets	13,388,113	12,537,150	13,388,113	12,537,150
Total	15,522,343	14,648,452	15,522,343	14,648,452

Capital expenditures:
Oil and gas	-	-	-	-
Timber	-	27,894	29,763	38,934
Surface	-	-	-	-
General corporate assets	-	88,788	9,554	88,788
Total segment costs and expenses	-	116,682	39,317	127,722

Depreciation and depletion
Oil and gas	-	-	13,896	-
Timber	-	-	-	-
Surface	-	-	-	-
General corporate assets	1,050	233	1,517	701
Total	$1,050	$233	$15,413	$701

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

Note 7:      Income Taxes

In accordance with generally accepted accounting principles, the Company has analyzed its filing positions in federal and state income tax returns that remain subject to examination, generally those filed in the last three years. The Company believes that all filing positions are highly certain and that all income tax filing positions and deductions would be sustained upon a taxing jurisdiction’s audit. Therefore, no reserve for uncertain tax positions is required. No interest or penalties have been levied against the Company and none are anticipated.

Note 8:      Related Party Transactions

The Company and Stream Wetlands Services, LLC (“Stream Wetlands”) are party to an option to lease agreement dated April 17, 2017 (the “OTL”). The OTL provides Stream Wetlands an option, exercisable through February 28, 2019, to lease certain lands from the Company, subject to the negotiation and execution of a mutually acceptable lease form. Stream Wetlands paid the Registrant $38,333 upon execution of the OTL, and an additional $38,333 during the quarter ended March 31, 2018. Stream Wetlands may extend the term of the OTL for up to two (2) successive periods of twelve (12) months by paying $38,333 for each twelve-month period. Mr. Stream, a director of the Company, is the president of Stream Wetlands.

The Company’s President is a partner in Stockwell, Sievert, Viccellio, Clements, LLP (“Stockwell”). Beginning in August 2018, the Company began renting office space for administrative services from Stockwell. The Company pays Stockwell $750 per month as rent for office space and associated services, $2,000 per month to reimburse the firm for an administrative assistant and reimburses Stockwell for miscellaneous office supplies. For the three and nine months ended September 30, 2018, the Company recorded $6,571 in such expense.

Note 9:      Concentrations

Revenue from customers representing 5% or more of total revenue for the nine months ended September 30, 2018 and 2017, respectively were:

Count	2018	2017
1	254,018	179,292
2	117,589	100,322
3	93,563	88,284
4	72,557	56,008
5	44,316	45,443
6	-	40,655

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on March 23, 2018.

Cautionary Statement

This Management’s Discussion and Analysis includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like “believe,” “expect,” “plan,” “estimate,” “anticipate,” “intend,” “project,” “will,” “predicts,” “seeks,” “may,” “would,” “could,” “potential,” “continue,” “ongoing,” “should” and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-Q. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from our predictions, including those described in our Annual Report on Form 10-K and in our other public filings. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

Overview

CKX Lands, Inc. began operations in 1930 under the name Calcasieu Real Estate & Oil Co., Inc. It was originally organized as a spin-off by a bank operating in southwest Louisiana. The purpose of the spin-off was to form an entity to hold non-producing mineral interests which regulatory authorities required the bank to dispose of. Over the years, as some of the mineral interests began producing, the Company used part of the proceeds to acquire land. In 1990, the Company made its largest acquisition when it was one of four purchasers that bought a fifty percent undivided interest in approximately 35,575 acres in southwest Louisiana.

Today the Company’s income is derived from mineral royalties, timber sales and surface payments from its lands. CKX receives income from royalty interests and mineral leases related to oil and gas production, timber sales, and surface rents. Although CKX is active in the management of its land and planting and harvesting its timber, CKX is passive in the production of income from oil and gas activities in that CKX does not explore for oil and gas,or operate wells. These oil and gas activities are performed by unrelated third parties.

The Company’s oil and gas income fluctuates as new oil and gas production is discovered on Company land and then ultimately depletes or becomes commercially uneconomical to produce. The volatility in the daily commodity pricing of a barrel of oil or an MCF of gas will also cause fluctuations in the Company’s oil and gas income.

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

Results of Operations

Revenue – Three Months Ended September 30, 2018

Components of revenues for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, are as follows:

	Three Months Ended
	September 30,
	2018	2017	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$178,640	$132,348	$46,292	35.0%
Timber	56,929	-	56,929	0.0%
Surface	22,127	64,975	(42,848)	(65.9)%
Total revenues	$257,696	$197,323	$60,373	30.6%

Oil and Gas

CKX leases its property to oil and gas operators and collects income through its land ownership in the form of oil and gas royalties and lease rentals and geophysical revenues. A breakdown of oil and gas revenues for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 are as follows:

	Three Months Ended
	September 30,
	2018	2017	Change from Prior Year	Percent Change from Prior Year
Oil	$142,664	$89,761	$52,903	58.9%
Gas	24,971	35,242	(10,271)	(29.1)%
Lease and geophysical	11,005	7,345	3,660	49.8%
Total revenues	$178,640	$132,348	$46,292	35.0%

CKX received oil and/or gas revenues from 80 and 79 wells during the three months ended September 30, 2018 and 2017, respectively.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF for the three months ended September 30, 2018:

	Three Months Ended
	September 30,
	2018	2017
Net oil produced (Bbl)(2)	1,448	1,869
Average oil sales price (per Bbl)(1,2)	$75.25	$46.65
Net gas produced (MCF)	5,165	10,079
Average gas sales price (per MCF)(1)	$4.26	$3.50

(1) Before deduction of production costs and severance taxes
(2) Excludes plant products

Oil revenues increased for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, by $52,903. Gas revenues decreased for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, by $10,271. As indicated from the schedule above the changes were due to increases in the average price per barrel and the average price per MCF and decreases in barrels of oil produced and MCF of gas produced.

Lease and geophysical revenues increased for the three months ended September 30, 2018, as compared to the three months ended September 30, 2018, by $3,660. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Timber

Timber revenue was $56,929 for the three months ended September 30, 2018. There was no timber revenue for the three months ended September 30, 2017. The increase in revenues is due to our continued marketing of our timber and securing stumpage agreements over the last two years and dryer weather.

Surface

Surface revenues decreased for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, by $42,848. This is primarily due to revenue related to pipeline right of way agreements that were received in 2017 and not in 2018.  As previously noted by management, pipeline, utility and other right of ways are not unusual to the Company; however, these types of revenue are not predictable and can vary significantly from year to year.

Revenue – Nine Months Ended September 30, 2018

Components of revenues for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, are as follows:

	Nine Months Ended
	September 30,
	2018	2017	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$464,895	$465,710	$(815)	(0.2)%
Timber sales	411,936	8,966	402,970	4494.4%
Surface revenue	121,592	318,423	(196,831)	(61.8)%
Total revenues	$998,423	$793,099	$205,324	25.9%

Oil and Gas

CKX leases its property to oil and gas operators and collects income through its land ownership in the form of oil and gas royalties and lease rentals and geophysical revenues. A breakdown of oil and gas revenues for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 are as follows:

	Nine Months Ended
	September 30,
	2018	2017	Change from Prior Year	Percent Change from Prior Year
Oil	$380,163	$331,774	$48,389	14.6%
Gas	76,223	112,935	(36,712)	(32.5)%
Lease and geophysical	8,509	21,001	(12,492)	(59.5)%
Total revenues	$464,895	$465,710	$(815)	(0.2)%

CKX received oil and/or gas revenues from 79 and 93 wells during the nine months ended September 30, 2018 and 2017, respectively.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF:

	Nine Months Ended
	September 30,
	2018	2017
Net oil produced (Bbl)(2)	4,678	6,037
Average oil sales price (per Bbl)(1,2)	$67.29	$49.20
Net gas produced (MCF)	20,334	33,056
Average gas sales price (per MCF)(1)	$3.60	$3.42

(1) Before deduction of production costs and severance taxes
(2) Excludes plant products

Oil revenues increased for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, by $48,389. Gas revenues decreased for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, by $36,712. As indicated from the schedule above the changes were due to increases in the average price per barrel and the average price per MCF and decreases in barrels of oil produced and MCF of gas produced.

Lease and geophysical revenues decreased for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2018, by $12,492. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Timber

Timber revenues increased for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, by $402,970. The increase in revenues is due to our continued marketing of our timber and securing stumpage agreements over the last two years and dryer weather.

Surface

Surface revenues decreased for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, by $196,831. This is primarily due to revenue related to pipeline right of way agreements that were received in 2017 and not in 2018.  As previously noted by management, pipeline, utility and other right of ways are not unusual to the Company however, these types of revenue are not predictable and can vary significantly from year to year.

Costs and Expenses – Three and Nine Months Ended September 30, 2018

Oil and gas costs increased for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 by $4,767. Oil and gas costs increased for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, by $1,661. These changes were due to an increase in production taxes on oil and gas revenue. Production taxes consist of federal, state, and local taxes.

Timber costs increased for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, by $12,436. Timber costs increased for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, by $41,708. This is primarily due to the increased timber revenue occurring during the three and nine months ended September 30, 2018.

Surface costs decreased for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, by $1,712. Surface costs decreased for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, by $12,057. This is primarily due to lower repair and maintenance cost and no legal contract review as the Company did not enter into any new contracts in 2018.

General and administrative expenses increased for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, by $20,132. General and administrative expenses increased for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, by $36,207. This is primarily due to officer bonuses for land disposition administration paid in the first quarter of 2018 and increased accounting and professional services fees, offset by decreases in legal fees related to SEC reporting and director fees.

Liquidity and Capital Resources

Sources of Liquidity

Current assets totaled $4,359,005 and current liabilities equaled $177,753 at September 30, 2018.

The Company has an unsecured revolving line of credit with Hancock Whitney Bank. The line of credit permits the Company to draw a maximum aggregate amount of $1,000,000. The line of credit matures on June 25, 2019, and borrowings under the line of credit bear interest at a rate of 4.25%. As of September 30, 2018, there was no outstanding balance under the line of credit.

In the opinion of management, cash and cash equivalents, and certificates of deposit are adequate for projected operations and possible land acquisitions.

The Company declared and paid a $0.12 per common share dividend during the quarter ended March 31, 2018. During the first quarter of each future calendar year, the Company anticipates determining whether a dividend will be declared. In determining whether a dividend will be declared, the board of directors will take into account the Company’s prior fiscal year’s cash flows from operations and current economic conditions among other information deemed relevant.

Analysis of Cash Flows

Net cash provided by operating activities decreased by $178,756 to $98,089 for the nine months ended September 30, 2018, compared to $276,845 for the nine months ended September 30, 2017. The decrease in cash provided by operating activities was attributable primarily to the gain on the sale of land.

Net cash provided by (used in) investing activities was $475,067 and ($61,317) for the nine months ended September 30, 2018, and 2017, respectively.  For the nine months ended September 30, 2018, this included purchases of certificates of deposit of $3,145,000 and purchases of fixed assets of $39,317, offset by proceeds from maturity of certificates of deposit of $2,662,890 and from the sales of fixed assets of $996,494.   For the nine months ended September 30, 2017, this includes purchases of certificates of deposits of $2,412,890, purchases of fixed assets of $93,901, offset by proceeds from maturity of certificates of deposits of $2,410,000 and proceeds from the sale of fixed assets of $35,474.

Net cash used in financing activities was $233,099 and $194,250 for the nine months ended September 30, 2018, and 2017, respectively. For the nine months ended September 30, 2018, and 2017 this included dividends paid.

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the nine months ended September 30, 2018 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation and Recent Accounting Pronouncements, to our condensed consolidated financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2018, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 3. NOT APPLICABLE

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the period covered by this report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, performed under the supervision and with the participation of the Company’s management, including the President, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no significant changes with respect to the Company’s internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2018.

PART II - OTHER INFORMATION

ITEM 1 – 5. NOT APPLICABLE

ITEM 6. EXHIBITS

2.1	Contract to Purchase and Sell approximately 3,495 acres in Cameron Parish, Louisiana effective July 3, 2007 is incorporated by reference to Exhibit (10) to Form 10-QSB filed August 13, 2007.

2.2	Agreement to Purchase and Sell Real Estate of approximately 880 acres in Calcasieu Parish, Louisiana effective May 11, 2016 is incorporated by reference to Form 10-Q filed August 8, 2016.

2.3	Agreement to Purchase and Sell Real Estate of commercial real estate in Sulphur, Louisiana effective July 13, 2017 is incorporated by reference to Form 10-Q filed August 3, 2017.

3.1	Restated/Articles of Incorporation of the Registrant are incorporated by reference to Exhibit (3)-1 to Form 10 filed April 29, 1981.

3.2	Amendment to Articles of Incorporation of the Registrant is incorporated by reference to Exhibit (3.2) to Form 10-K for year ended December 31, 2003.

3.3	By-Laws of the Registrant are incorporated by reference to Exhibit (3.3) to Form 10-Q for the quarterly period ended June 30, 2013.

31*	Certification of President and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32**	Certification of President and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith

**	Furnished herewith

All exhibits not designated as filed herewith (*) or furnished herewith (**) are incorporated herein by reference to a prior filing under File Number 001-31905 or 000-09669 as indicated.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2018

/s/ Lee Boyer
Lee Boyer
President
(principal executive and financial officer)