Form 10-K
period 2018-12-31
CKX LANDS, INC.
filed 2019-03-21
CIK 352955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 1-31905

CKX Lands, Inc.

(Exact name of registrant as specified in its Charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-0144530 (I.R.S. Employer Identification Number)

One Lakeside Plaza, 4th Floor Lake Charles, LA (Address of principal executive offices)	70601 (Zip Code)

Registrant’s telephone number, including area code: (337) 493-2399

Securities registered pursuant to Section 12(b) of the Act:

Common Stock with no par value	NYSE American
Title of each class	Name of each exchange on which registered

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

Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐     NO ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 29, 2018 based on the closing price on that date of $10.73 was $15,311,948.

The number of shares of the registrant’s Common Stock outstanding as of March 15, 2019, was 1,942,495.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement prepared in connection with the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

 FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the “Safe Harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, without limitation, the information contained under the heading “Outlook for Fiscal Year 2019” in Item 7 of this report, and any statements containing forward-looking terminology including “may,” ”should,” “likely,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “projects,” or other similar words. These statements are not a guarantee of future performance and are subject to risks, uncertainties and other factors, some of which are set forth in “Item 1A. Risk Factors.” Many risks are beyond our control and difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information may be contained in the Company’s future reports periodically filed with the SEC.

The “Company”, “we,” “us,” and “our,” refer to CKX Lands, Inc.

PART I

ITEM 1.	BUSINESS

Business Description

CKX Lands, Inc., a Louisiana corporation, began operations in 1930 under the name Calcasieu Real Estate & Oil Co., Inc. It was originally organized as a spin-off by a bank operating in southwest Louisiana. The purpose of the spin-off was to form an entity to hold non-producing mineral interests which regulatory authorities required the bank to dispose of. Over the years, as some of the mineral interests began producing, the Company used part of the proceeds to acquire land. In 1990, the Company made its largest acquisition when it was one of four purchasers that bought a fifty percent undivided interest in approximately 35,575 acres in southwest Louisiana.

Today the Company’s income is derived from mineral royalties, timber sales and surface payments from its lands. CKX receives income from royalty interests and mineral leases related to oil and gas production, timber sales, and surface rents. Although CKX is active in the management of its land and planting and harvesting its timber, CKX is passive in the production of income from oil and gas activities in that CKX does not explore for oil and gas or operate wells. These oil and gas activities are performed by unrelated third parties.

Oil and gas royalties are paid by the operators who own the wells. Timber income is paid by the highest bidder for the timber. There are several mills that compete for timber. Surface income is received for farming, right of ways or other surface land uses. The prices paid for oil, gas and timber depend on national and international market conditions. Prices paid for surface leases depend on regional and local market conditions.

The source of all raw materials for the Company is the land itself. All oil and gas from our lands will eventually deplete, but we have no access to this depletion information. Timber and agriculture are renewable resources. The Company’s three reportable business segments are oil and gas, timber, and surface. Segment revenue and related business segment financial information are included in the notes to financial statements.

The Company’s oil and gas income fluctuates as new oil and gas production is discovered on Company land and then ultimately depletes or becomes commercially uneconomical to produce. The volatility in the daily commodity pricing of a barrel of oil or a thousand cubic feet (“MCF”) of gas will also cause fluctuations in the Company’s oil and gas income. Oil and gas revenues were 49% of the Company’s total revenues in 2018 and 53% in 2017.

CKX has small royalty interests in 29 different producing oil and gas fields. The size of each royalty interest is determined by the Company’s net ownership in the acreage unit for the well. CKX’s royalty interests range from 0.0045% for the smallest to 7.62% for the largest. As the Company does not own or operate the wells, it does not have access to any reserve information.

Timber income is derived from sales of timber on Company lands. The timber income will fluctuate depending on our ability to secure stumpage agreements in the regional markets, timber stand age, and/or stumpage commodity prices. Timber is a renewable resource that the Company actively manages.

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

The Company actively searches for additional real estate for purchase in Louisiana with a focus on southwest Louisiana. When evaluating unimproved real estate for purchase, the Company will consider numerous characteristics including but not limited to timber fitness, agriculture fitness, future development opportunities and/or mineral potential. When evaluating improved real estate for purchase, the Company will consider characteristics including but not limited to geographic location, quality of existing revenue streams, and/or quality of the improvements. CKX owns a 100% interest in 7,500 acres and undivided interests ranging from 1.660% to 77.778% in 43,514 acres, resulting in an ownership of approximately 13,991 net acres.

CKX does not perform or cause to be performed oil and gas producing activities inasmuch as: (1) we do not search for crude oil or natural gas in their natural states; (2) we do not acquire property for the purpose of exploration or the removing of oil and gas; and (3) we are not involved in construction, drilling and/or production activities necessary to retrieve oil and gas.

 The Company does not spend any money on research and development.

Employees

The Company has one employee, who is part-time. The Company is not subject to union contracts nor does the Company have any medical benefit, pension, profit sharing, option or deferred compensation programs.

Customers

The Company’s customers are those who have mineral leases on Company lands, purchase timber in competitive bids or execute surface leases for farming, hunting, right of ways or other purposes. During 2018, the Company received approximately 46.41% of its total revenues from the following customers:

Customer	Revenue Type	% of Total Revenue
Louisiana Timber Procurement	Timber	21.26%
Pintail Oil & Gas, LLC	Oil & Gas	13.13%
Texegy Operating Company, LLC	Oil & Gas	7.83%
Universal Timber Services	Timber	7.83%

Loss of cash receipts from any of these customers or revenue streams would have a material adverse effect on the Company.

Environmental and Other Governmental Regulations

The Company does not need government approval of its principal products or services except that the State of Louisiana must permit the size and location of all oil and gas producing units. The operator of the oil and gas units is responsible for this permitting process.

The operators of the wells are responsible for complying with environmental and other governmental regulations. However, should an operator abandon a well located on Company land without following prescribed procedures, the land owners could possibly be held responsible. The Company does not believe this would have a material effect on its financial condition.

ITEM 1A.	RISK FACTORS

Significant Risk Factors

In addition to the other information set forth in this report, you should carefully consider the following risks, which could materially affect our business, financial condition, or results of operations in future periods. The risks described below are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or results of operations in future periods.

A significant portion of our revenues is derived from oil and gas activities on our lands. We rely on third parties to conduct that activity.

We rely on third parties to conduct oil and gas exploration and production activity on our lands. If we are not successful in attracting third parties to conduct that activity or if there is any significant interruption in existing activity on our lands, our results of operations, financial condition and cash flows, would be adversely affected. Additionally, our ability to generate future earnings depends on third parties finding new production on our land to replace present production as it is depleted. Oil and gas prices, as well as new technology, will affect the possibility of replacing present production.

Our revenues could be negatively impacted by declines in commodity prices for oil, natural gas, and timber, among others.

We earn a significant portion of our operating income from the sale of commodities produced from our lands: oil and gas, and timber. Fluctuations in the prices for these commodities will directly impact our cash flow, net income and financial condition.

Additionally, because certain of our lands are leased to farmers, declines in the commodity prices for the crops they grow may impact their ability to make lease payments, and therefore could adversely affect our cash flow, results of operations and financial condition.

Our operations and properties could be adversely affected by hurricanes or other adverse weather events, natural disasters, or other significant disruptions.

Our properties are located principally in southwest Louisiana, where major hurricanes and flooding have occurred. Depending on where any hurricane makes landfall or flooding occurs, our properties could be significantly damaged, and income-producing activities on our properties could be disrupted. In addition, the occurrence and frequency of hurricanes and flooding in Louisiana could also negatively impact demand for the use of our real estate assets because of perceptions of hurricane and flooding risks. In addition to hurricanes, the occurrence of other natural disasters and climate conditions in Louisiana, such as tornadoes, fires, unusually heavy or prolonged rain, droughts, and heat waves, could have an adverse effect on our ability to use our properties or realize income from our properties.

We have approximately 10,601 net acres of timberland in various stages of growth or age classes. A typical pine timber stand will be harvested after 30 to 35 years of growth with some thinning occurring during this time. A hardwood stand will be harvested after 45 to 50 years of growth. A natural disaster can have a material adverse effect on timber growth, reducing its value. Natural disasters that could affect our timber lands include a hurricane, tornado, high winds, heavy rains and flooding, and/or fire caused by lightning or other sources.

If any of the events described above occurs, we may experience disruptions to our operations and damage to our properties, which could have an adverse effect on our business, our financial condition, our results of operations, and our cash flows.

Our land holdings are concentrated in southwest Louisiana, and we therefore may suffer economic harm because of adverse conditions in that region.

Our land holdings are located principally in southwest Louisiana. Due to the concentration of our properties in this area, our performance is dependent on local economic conditions. This area has experienced periods of economic decline in the past and may do so in the future.

We rely on third party managers for day-to-day property management of certain of our properties.

We rely on local third-party managers for the day-to-day management of our timberland properties. The cash flows from our timberland properties may be adversely affected if the property manager fails to provide quality services. These third-party managers may fail to manage our properties effectively or in accordance with the terms of our agreement with them. If any of these events occur, we could incur losses or face liabilities from the loss or injury to our property or to persons at our properties. In addition, disputes may arise between us and third-party managers, and we may incur significant expenses to resolve those disputes or terminate the relevant agreement with the third parties and locate and engage competent and cost-effective alternative service providers to manage the relevant properties. Additionally, third party managers may manage and own other properties that may compete with our properties, which may result in conflicts of interest and decisions regarding the operation of our properties that are not in our best interests.

Potential environmental liabilities could result in substantial costs to us or cause our land to lose value.

Under federal, state, and local environmental laws, ordinances and regulations, we may be required to investigate and clean up the effects of releases of hazardous substances or petroleum products on our properties because of current or past ownership or operation of oil and gas activities on our lands. If previously unidentified environmental problems arise, we may have to make substantial payments, which could adversely affect our cash flow. As an owner of properties, we may have to pay for property damage and for investigation and cleanup costs incurred in connection with a contamination. The law typically imposes cleanup responsibility and liability regardless of whether an owner knew of or caused the contamination. Changes in environmental regulations or the discovery of environmental damage on our lands may cause the value of our lands to decline, may impact the development potential of our undeveloped land or could increase operating costs due to the cost of complying with new regulations.

Our overall business is subject to risks associated with the real estate industry.

We are subject to all risks related to investment in real estate, many of which relate to the general lack of liquidity of real estate investments, including, but not limited to:

●	changes in general or local economic conditions where our properties are located;
●	lack of availability of financing at favorable rates (or at all) that may render the purchase, sale or refinancing of a property more difficult or unattractive;
●	changes in real estate and zoning laws; and
●	increases in real estate taxes and insurance costs.

Our common stock may not have an active, liquid, and orderly trading market, and our stock price may be volatile.

Our common stock may not have an active, liquid, and orderly trading market. Active, liquid, and orderly trading markets usually result in less price volatility and more efficiency in carrying out purchase and sale orders. The trading volume in our common stock may fluctuate and cause price variations to occur.

The market price of our common stock could also vary significantly because of a number of other factors, some of which are beyond our control, including the following:

●	actual or anticipated variations in our quarterly operating results or dividends;
●	changes in our results of operations or cash flows;
●	publication of research reports about us or the real estate industry;
●	changes in market valuations of similar companies;
●	speculation in the press or investment community;
●	the realization of any of the other risk factors presented in this annual report;
●	the extent of investor interest in our common stock;
●	our underlying asset value;
●	investor confidence in the stock and bond markets, generally;
●	changes in tax laws; and
●	general market and economic conditions.

If the per share trading price of our common stock declines significantly, stockholders may be unable to resell their shares at or above the price paid for them. We cannot assure stockholders that the per share trading price of our common stock will not fluctuate or decline significantly in the future.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have an adverse effect on our financial condition, results of operations, cash flows and our ability to pay dividends on, and the per share trading price of, our common stock.

Our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2018.

Our principal executive and financial officer evaluated our internal control over financial reporting as of December 31, 2018, and concluded that as of that date, they were not effective due to material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In addition, as a result of the material weaknesses, our principal executive and financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective. Until our disclosure controls and procedures and internal control over financial reporting are remediated, they could lead to errors in our financial results and other public filings, which could have an adverse effect on our business, our financial condition, our results of operations, and our cash flows.

We may not have the personnel necessary to remediate our disclosure controls and procedures and internal control over financial reporting. We presently have one part-time employee, who is both our principal executive and financial officer. We cannot assure you that we will be able to develop and implement the necessary controls and procedures without hiring additional employees, incurring significant additional expense, or at all.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company owns approximately 13,991 net acres all located in Louisiana. The approximate gross and net acres located in each Louisiana parish are presented below.

Parish	Gross Acres	Net Acres	Segment(s)

Calcasieu	16,145	4,839	Oil and gas, timber and surface
Jefferson Davis	9,737	2,326	Oil and gas, timber and surface
Allen	8,148	2,483	Oil and gas, timber and surface
Beauregard	7,357	3,588	Oil and gas, timber and surface
Cameron	1,248	274	Oil and gas, surface
LaFourche	240	40	Oil and gas
Natchitoches	200	200	Timber
Vermilion	180	30	Oil and gas, surface
Rapides	129	129	Timber
St. Landry	80	32	Timber
Sabine	50	50	Timber

Total	43,514	13,991

Included in the 13,991 net acres presented above, are approximately 7,500 acres owned 100% by the Company. The Louisiana parish location for these 100% owned lands is presented below:

Parish	Acres	Segment(s)

Beauregard	2,754	Oil and gas, timber and surface
Calcasieu	2,400	Oil and gas, timber and surface
Allen	1,121	Oil and gas, timber and surface
Jefferson Davis	684	Timber and surface
Natchitoches	200	Timber and surface
Cameron	162	None
Rapides	129	Timber
Sabine	50	Timber

Total	7,500

For management purposes, the Company classifies the 13,991 net acres owned by CKX as follows: 10,522 net acres are timber lands, 2,380 net acres are agriculture lands, 895 net acres are marsh lands and 194 net acres are located in metropolitan areas.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company was not involved in any legal proceedings as of December 31, 2018.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the NYSE American under the trading symbol CKX.

Common Stock

As of March 15, 2019, there were 1,942,495 shares outstanding. There were no sales of unregistered securities of the Company and no purchases of CKX equity securities by the Company during 2018.

Holders

On March 15, 2019, we had 452 stockholders of record.

Dividend Policy

The Company has changed the manner in which it determines whether a dividend will be declared.  The Company will no longer have a “regular” or “extra” dividend as have been defined in prior reports.  In determining whether a dividend will be declared, the Board of Directors will take into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions among other information deemed relevant.

Pursuant to a dividend reversion clause in the Company’s Articles of Incorporation, dividends not claimed within one year after a dividend becomes payable will expire and revert in full ownership to the Company and the Company’s obligation to pay such dividend will cease. During 2018 and 2017, the Company received no dividend reversions.

ITEM 6.	SELECTED FINANCIAL DATA

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

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

Today the Company’s income is derived from mineral royalties, timber sales and surface payments from its lands. CKX receives income from royalty interest and mineral leases related to oil and gas production, timber sales, and surface rents. Although CKX is active in the management of its land and planting and harvesting its timber, CKX is passive in the production of income from oil and gas production in that CKX does not explore for oil and gas or operate wells. These oil and gas activities are performed by unrelated third parties.

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

CKX has small royalty interests in 29 different producing oil and gas fields. The size of each royalty interest is determined by the Company’s net ownership in the acreage unit for the well. CKX’s royalty interests range from 0.0045% for the smallest to 7.62% for the largest. As the Company does not own or operate the wells, it does not have access to any reserve information. Eventually, the oil and gas reserves under the Company’s current land holdings will be depleted.

Timber income is derived from sales of timber on Company lands. The timber income will fluctuate depending on our ability to secure stumpage agreements in the regional markets, timber stand age, and/or stumpage commodity prices. Timber is a renewable resource that the Company actively manages.

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

Results of Operations - for the years ended December 31, 2018 and 2017

Revenue

Total revenues for 2018 were $1,194,763, an increase of approximately 4% when compared with 2017 revenues of $1,144,585. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the year ended December 31, 2018 as compared to 2017, are as follows:

	Year Ended
	December 31,
	2018	2017	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$581,463	$609,122	$(27,659)	(4.5)%
Timber sales	454,177	224,111	230,066	102.7%
Surface revenue	159,123	311,352	(152,229)	(48.9)%
Total revenues	$1,194,763	$1,144,585	$50,178	4.4%

Oil and Gas

Oil and gas revenues were 49% and 53% of total revenues for 2018 and 2017, respectively. A breakdown of oil and gas revenues for the years ended December 31, 2018 as compared to 2017 are as follows:

	Year Ended
	December 31,
	2018	2017	Change from Prior Year	Percent Change from Prior Year
Oil	$487,276	$424,036	$63,240	14.9%
Gas	89,700	164,085	(74,385)	(45.3)%
Lease and geophysical	4,487	21,001	(16,514)	(78.6)%
Total revenues	$581,463	$609,122	$(27,659)	(4.5)%

CKX received oil and/or gas revenues from 95 and 103 wells during the years ended December 31, 2018 and 2017, respectively.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF for the years ended December 31, 2018 and 2017:

	Year Ended
	December 31,
	2018	2017
Net oil produced (Bbl)(2)	6,956	8,169
Average oil sales price (per Bbl)(1,2)	$68.57	$48.32
Net gas produced (MCF)	25,776	42,927
Average gas sales price (per MCF)(1)	$3.48	$3.42

(1) Before deduction of production costs and severance taxes
(2) Excludes plant products

Oil revenues increased for the year ended December 31, 2018, as compared to 2017, by $63,240. Gas revenues decreased for the year ended December 31, 2018, as compared to 2017, by $74,385. As indicated from the schedule above the changes were due to increases in the average price per barrel and the average price per MCF and decreases in barrels of oil produced and MCF of gas produced.

The following 8 fields produced 91.29% of the Company’s oil and gas revenues in 2018. The following table shows the number of barrels of oil (Bbl Oil) and MCF of gas (MCF Gas) produced from these fields.

Field	Bbl Oil (1)	MCF Gas
South Bear Head Creek	2,172	2,513
South Gordon	220	4,290
Cowards Gully	720	458
South Jennings	429	8,102
Gonzales County	660	500
South Lake Charles	548	5,782
Caster Creek	705	19
South Elton	136	2,993

The following 8 fields produced 91.72% of the Company’s oil and gas revenues in 2017. The following table shows the number of barrels of oil (Bbl Oil) and MCF of gas (MCF Gas) produced from these fields.

Field	Bbl Oil (1)	MCF Gas
South Bear Head Creek	2,836	6,406
South Gordon	396	11,017
Cowards Gully	894	1,529
South Jennings	440	11,313
Gonzales County	969	433
South Lake Charles	513	5,321
Caster Creek	672	39
Northwest Vinton	168	1,705

The Company was a lessor in the following non-producing mineral leases:

Activity	2018	2017
Bonus lease	1	3
Delay lease	2	1
Gross acres	200	400
Net acres	33	100

Lease and geophysical revenues decreased for the year ended December 31, 2018, as compared to 2017, by $16,514. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Timber

Timber revenues were 38% and 20% of total revenues for 2018 and 2017, respectively. Timber revenues increased for the year ended December 31, 2018, as compared to the year ended December 31, 2017, by $230,066. The increase in revenues is due to our continued marketing of our timber and securing stumpage agreements over the last two years and dryer weather, which was favorable for harvesting activity.

Surface

Surface revenues were 13% and 27% of total revenues for 2018 and 2017, respectively. Surface revenues decreased for the year ended December 31, 2018, as compared to 2017, by $152,229. This is primarily due to revenue related to pipeline right of way agreements that were received in 2017 and not in 2018.  As previously noted, pipeline, utility and other right of ways are not unusual to the Company; however, these types of revenue are not predictable and can vary significantly from year to year.

Costs and Expenses

Oil and gas costs increased slightly for the year ended December 31, 2018 as compared to 2017 by $916. These changes were due to an increase in production taxes on oil and gas revenue. Production taxes consist of federal, state, and local taxes.

Timber costs increased for the year ended December 31, 2018 as compared to 2017 by $9,948. This is primarily due to the increased timber revenue occurring during the year ended December 31, 2018.

Surface costs decreased for the year ended December 31, 2018 as compared to 2017 by $20,293. This is primarily due to lower repair and maintenance cost and no legal contract review as the Company did not enter into any new contracts in 2018.

General and administrative expenses increased for the year ended December 31, 2018 as compared to 2017 by $78,492. This is primarily due to officer bonuses for land disposition administration paid in the first quarter of 2018 and increased accounting, legal and professional services fees, offset by decreases in director fees.

Gain on Sale of Land and Equipment

Gain on sale of land and equipment was $881,654 and $34,711 for the years ended December 31, 2018 and 2017, respectively. For the year ended December 31, 2018, this represented a gain on sale of land of $111,174 wholly owned, $767,147 from a 1/6th interest, and of equipment of $3,333. For the year ended December 31, 2017, this represented a gain on sale of land of $6,150 wholly owned, and $28,561 from a 1/6th interest.

Outlook for Fiscal Year 2019

The Company will continue to consider and evaluate commercial, agricultural and timber lands for acquisitions and evaluate its current holdings for divestiture. The Company will consider purchases outside of southwest Louisiana and will consider developing its properties for commercial or residential purposes.

The Company will continue to actively market its timber. The rain levels were lower in 2018 when compared with 2017, so the harvesting of timber was not as hampered as 2017. Stumpage prices have also been depressed when compared to recent historical prices. The Company will seek to enter into additional stumpage agreements.

The Company began directly managing its lands in 2017, except for approximately 5,030 acres of timber property in which the Company owns an undivided 1/6 interest, which is managed by Walker Louisiana Properties. The Company believes the direct land management and continuing economic activity in southwest Louisiana will be a catalyst for increased surface revenue.

Liquidity and Capital Resources

Sources of Liquidity

The Company’s current assets totaled $5,631,013 and current liabilities equaled $216,815 at December 31, 2018.

The Company has an unsecured revolving line of credit with Hancock Whitney Bank. The line of credit permits the Company to draw a maximum aggregate amount of $1,000,000. The line of credit matures on June 25, 2019, and borrowings under the line of credit bear interest at a rate of 4.25%. As of December 31, 2018, there was no outstanding balance under the line of credit.

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

Analysis of Cash Flows

Net cash provided by operating activities decreased by $162,697 to $241,562 for the year ended December 31, 2018, compared to $404,253 for the year ended December 31, 2017. The decrease in cash provided by operating activities was attributable primarily to the gain on the sale of land partially offset by an increase in net income.

Net cash provided by investing activities was $199,869 and $361,213 for the year ended December 31, 2018, and 2017, respectively.  For the year ended December 31, 2018, this included purchases of certificates of deposit of $3,145,000 and purchases of fixed assets of $55,438, offset by proceeds from maturity of certificates of deposit of $2,662,890 and from the sales of fixed assets of $982,242.   For the year ended December 31, 2017, this includes purchases of certificates of deposits of $3,132,890, purchases of fixed assets of $155,285, offset by proceeds from maturity of certificates of deposits of $3,610,000 and proceeds from the sale of fixed assets of $39,388.

Net cash used in financing activities was $233,099 and $194,250 for the year ended December 31, 2018, and 2017, respectively. For the year ended December 31, 2018, and 2017 this included dividends paid.

Significant Accounting Policies

For a discussion of significant accounting policies, see Note 1 in the notes to our audited financial statements included elsewhere in this Form 10-K.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A.	QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPORTING DATA

The Company’s financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of December 31, 2018 and 2017 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended have been audited by MaloneBailey, LLP. MaloneBailey, LLP is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company’s principal executive and financial officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report.   Disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on its evaluation, management concluded that as of December 31, 2018, the Company’s disclosure controls and procedures were not effective due to the existence of material weaknesses in internal control over financial reporting, discussed more fully below.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  The Company’s management, specifically its principal executive and financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013) and SEC guidance on conducting such assessments.  Based on this assessment, management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting is not effective due primarily to a lack of internal staffing resulting in a lack segregation of duties, and a lack of evidence of review and oversight of certain financial processes, including processes that have been outsourced to a third-party service organization.  Management is currently evaluating the steps that would be necessary to eliminate these material weaknesses.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during its fourth fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 will be included in the Registrant’s definitive proxy statement to be filed pursuant to Section 14(a) of the Exchange Act of 1934 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 will be included in the Registrant’s definitive proxy statement to be filed pursuant to Section 14(a) of the Exchange Act of 1934 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will be included in the Registrant’s definitive proxy statement to be filed pursuant to Section 14(a) of the Exchange Act and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 will be included in the Registrant’s definitive proxy statement to be filed pursuant to Section 14(a) of the Exchange Act and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information required by Item 14 will be included in the Registrant’s definitive proxy statement to be filed pursuant to Section 14(a) of the Exchange Act and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	Documents filed as part of this report:

(1)

Financial Statements. The financial statements filed as part of this report are listed in the Table of Contents to Financial Statements appearing immediately after the signature page of this Form 10-K and are included herein by reference.

(2)	Financial Statement Schedules. Financial Statement Schedules are not required.

(3)	Exhibits. See (b) below

(b)	Exhibits:

3.1*	Restated Articles of Incorporation of the Registrant.

3.2	Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to Form 10-K (File No. 001-31905) for year ended December 31, 2003 filed on March 19, 2004).

3.3*	Articles of Amendment to the Restated Articles of Incorporation of the Registrant.

3.4	By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 to Form 10-Q (File No. 001-31905) for the quarterly period ended March 31, 2013 filed on May 10, 2013).

10.1

Agreement to Purchase and Sell Real Estate of approximately 880 acres in Calcasieu Parish, Louisiana effective May 11, 2016 (incorporated by reference to Exhibit 10.1 to Form 10-Q (File No. 001-31905) for the quarterly period ended June 30, 2016 filed on August 8, 2016).

10.2

Agreement to Purchase and Sell Real Estate of commercial real estate in Sulphur, Louisiana effective July 13, 2017 (incorporated by reference to Exhibit 10.2 to Form 10-Q (File No. 001-31905) for the quarterly period ended June 30, 2017 filed August 3, 2017).

31*	Certification of Lee W. Boyer, President and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32**	Certification of Lee W. Boyer, President and Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith

**	Furnished herewith

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2019.

CKX LANDS, INC.

By:

/s/ Lee Boyer
Lee Boyer
President and Treasurer
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 2019.

/s/Lee W. Boyer
Lee W. Boyer	President, Treasurer and Director (Principal Executive and Financial Officer)

/s/ Mary Leach Werner
Mary Leach Werner	Secretary and Director

/s/Max H. Hart
Max H. Hart	Director

/s/Eugene T. Minvielle, IV
Eugene T. Minvielle, IV	Director

/s/Mary W. Savoy
Mary W. Savoy	Director

/s/ Michael B. White
Michael B. White	Director

/s/ Keith Duplechin
Keith Duplechin	Director

/s/ Daniel J. Englander
Daniel J. Englander	Director

/s/ William Gray Stream
William Gray Stream	Director

CKX LANDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CKX Lands, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CKX Lands, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 21, 2019

CKX LANDS, INC.

BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash	$1,860,736	$1,618,583
Restricted cash	-	33,821
Certificates of deposit	3,370,000	2,662,890
Equity investment in mutual funds	244,825	-
Accounts receivable	118,463	113,067
Prepaid expense and other assets	36,989	50,354
Total current assets	5,631,013	4,478,715
Long-term certificate of deposit	725,000	950,000
Property and equipment, net	9,245,988	9,295,022
Total assets	$15,602,001	$14,723,737

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade payables and accrued expenses	$205,161	$207,166
Income tax payable	11,654	13,346
Total current liabilities	216,815	220,512
Deferred income tax payable	187,664	187,664
Total liabilities	404,479	408,176

Stockholders' equity:
Common stock, 3,000,000 authorized, no par value, 1,942,495 issued and outstanding as of December 31, 2018 and 2017	59,335	59,335
Retained earnings	15,138,187	14,256,226
Total stockholders' equity	15,197,522	14,315,561
Total liabilities and stockholders' equity	$15,602,001	$14,723,737

The accompanying notes are an integral part of these financial statements.

CKX LANDS, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017

Revenues:
Oil and gas	$581,463	$609,122
Timber sales	454,177	224,111
Surface revenue	120,790	273,019
Surface revenue - related party	38,333	38,333
Total revenue	1,194,763	1,144,585
Costs, expenses and (gains):
Oil and gas costs	63,231	62,315
Timber costs	45,640	35,692
Surface costs	23,636	43,929
General and administrative expense	573,532	495,040
Depreciation expense	2,027	1,191
Gain on sale of land and equipment	(881,654)	(34,711)
Total costs, expenses and (gains)	(173,588)	603,456
Income from operations	1,368,351	541,129

Interest income	97,502	44,958
Income before income taxes	1,465,853	586,087
Federal and state income tax expense:
Current	350,793	174,479
Deferred	-	(111,255)
Total income taxes	350,793	63,224
Net income	$1,115,060	$522,863

Per common stock, basic and diluted
Net income	$0.57	$0.27
Dividends	$0.12	$0.10

Weighted average shares outstanding, basic and diluted	1,942,495	1,942,495

The accompanying notes are an integral part of these financial statements.

CKX LANDS, INC. STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, December 31, 2016	1,942,495	$59,335	$13,927,613	$13,986,948
Dividends paid	-	-	(194,250)	(194,250)
Net income	-	-	522,863	522,863
Balances, December 31, 2017	1,942,495	$59,335	$14,256,226	$14,315,561
Dividends paid	-	-	(233,099)	(233,099)
Net income	-	-	1,115,060	1,115,060
Balances, December 31, 2018	1,942,495	$59,335	$15,138,187	$15,197,522

The accompanying notes are an integral part of these financial statements.

CKX LANDS, INC.

 STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,115,060	$522,863
Less non-cash expenses included in net income:
Depreciation, depletion and amortization expense	3,885	16,852
Deferred income tax expense	-	(111,255)
Gain on sale of land	(881,654)	(34,711)
Changes in operating assets and liabilities:
Increase (decrease) in current assets	7,968	(77,551)
Increase (decrease) in current liabilities	(3,697)	88,055
Net cash provided by operating activities	241,562	404,253

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of certificates of deposit	(3,145,000)	(3,132,890)
Proceeds from maturity of certificates of deposit	2,662,890	3,610,000
Purchases of mutual funds	(244,825)	-
Purchases of fixed assets	(55,438)	(155,285)
Proceeds from the sale of fixed assets	982,242	39,388
Net cash provided by investing activities	199,869	361,213

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(233,099)	(194,250)
Net cash used in financing activities	(233,099)	(194,250)

NET INCREASE IN CASH AND RESTRICTED CASH	208,332	571,216
Cash and restricted cash, beginning of the period	1,652,404	1,081,188
Cash and restricted cash, end of the period	$1,860,736	$1,652,404

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$355,387	$169,500

The accompanying notes are an integral part of these financial statements.

CKX LANDS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1:	Nature of Business and Significant Accounting Policies

Nature of Business

The Company was incorporated in the State of Louisiana on June 27, 1930. The Company’s business is the ownership and management of land. The primary activities consist of leasing its properties for minerals (oil and gas), raising and harvesting timber, and surface use (agriculture, right of ways, hunting).

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company maintains its cash balances in four financial institutions. The amount on deposit in each financial institution is insured by the Federal Deposit Insurance Corporation up to $250,000.

Cash Equivalents

Cash equivalents are highly liquid debt instruments with original maturities of three months or less when purchased.

Certificate of Deposits

Certificates of deposit have maturities greater than three months when purchased, in amounts not greater than $250,000. All certificates of deposit are held until maturity and recorded at cost which approximates fair value. Certificates of deposit mature through 2020.

Equity Investment

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition of Financial Assets and Financial Liabilities,” (ASU 2016-01), which makes targeted amendments to the guidance for recognition, measurement, presentation and disclosure of financial instruments.  The guidance under ASU 2016-01 requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income.  As of December 31, 2018, the Company classified $244,831 of mutual funds as equity securities.  The Company invests in ultra-short, high quality U.S. dollar money market, foreign funds, and obligations issued by the US Government. The Company did not hold any equity investments until the fourth quarter of 2018, accordingly, there are no effects on the Company’s investments under the adoption of ASU 2016-01.”

Accounts Receivable

The Company’s accounts receivable consists of incomes received after year end for royalties produced prior to year-end.  When there are royalties that have not been received at the time of the preparation of the financial statements for months in the prior year, the Company estimates the amount to be received based on the last month’s royalties that were received from that particular company.  The Company does not maintain an allowance for doubtful accounts because other than the accrual for earned but not received royalties, it has no accounts receivable.

Property, Building and Equipment

Property, building, and equipment is stated at cost. Major additions are capitalized. Maintenance and repairs are charged to income as incurred. Depreciation is computed on the straight-line and accelerated methods over the following estimated useful lives of the assets:

Furniture and equipment (years)	5	-	7
Land improvements (years)		15

Impairment of Long-lived Assets

Long-lived assets, such as land, timber and property, buildings, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value maybe determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models. The Company recorded no impairment charges during 2018 and 2017.

Revenue Recognition

Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the new standard, we recognize revenues when the following criteria are met: (i) persuasive evidence of a contract with a customer exists, (ii) identifiable performance obligations under the contract exist, (iii) the transaction price is determinable for each performance obligation, (iv) the transaction price is allocated to each performance obligation, and (v) when the performance obligations are satisfied. We derive a majority of our revenues from oil and gas royalties, timber sales, and surface leases. Surface leases are not within the scope of ASC 606. See Note 9 for more detailed information about the Company’s reportable segments.

Oil and Gas

Oil and gas revenue is generated through customer contracts, where we provide the customer access to a designated tract of land upon which the customer performs exploration, extraction, production and ultimate sale of the oil and gas. The Company receives royalties on all oil and gas produced by the customer. The performance obligation identified in oil and gas related contracts is the oil and gas produced on the designated tract of land. The performance obligation is satisfied at a point in time, which is when the customer produces oil and gas. The transaction price is comprised of fixed fees (royalties) on all oil and gas produced The Company accrues monthly royalty revenues based upon estimates and adjusts to actual as the Company receives payments. Accrued royalty income was $93,594 and $84,333 as of December 31, 2018 and 2017, respectively. There are no capitalized contract costs associated with oil and gas contracts. The accounting of royalty income remains largely unchanged upon implementation of ASC 606.

Timber

Timber revenue is generated through customer contracts executed as a pay-as-cut arrangement, where the customer acquires the right to harvest specified timber on a designated tract for a set period of time at agreed-upon unit prices. The performance obligation identified in timber related contracts is a single tree severed.

We satisfy our performance obligation when timber is severed, at which time revenue is recognized. The transaction price for timber sales is determined using contractual rates applied to harvest volumes. The Company may receive a deposit at the time of entering into a stumpage agreement and this deposit is recorded in trade payables and accrued expenses until earned. The Company held stumpage agreement deposits of $30,600 and $94,600 at December 31, 2018 and 2017, respectively. There are no capitalized contract costs associated with timber contracts. The accounting of timber revenue remains largely unchanged upon implementation of ASC 606.

Surface

Surface revenue is earned through annual leases for agricultural and hunting activities and the Company records revenues evenly over the term of these leases.  Surface revenues from these sources are recurring on an annual basis.  Unearned surface revenues are recorded in trade payables and accrued expenses and were $58,893 and $45,651 at December 31, 2018 and 2017, respectively.

Surface revenue is also earned through right of way and related temporary work space leases, both of which are not unusual in occurrence and are not recurring sources of revenue. Generally, a right of way lease relates to either a utility or pipeline right of way that is a permanent servitude or exists for fixed periods of time greater than thirty years. The Company retains ownership of the land and the servitude is limited to the use of the surface. Revenue is recorded at the time of the agreement’s execution date. For income tax purposes, these types of agreements are treated as sales of business assets.

Other sources of surface revenue can be commercial activities leases and sales of surface minerals, such as dirt.

Basic and Diluted Earnings per share

Net earnings per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income per share excludes all potential common shares if their effect is anti-dilutive. As of December 31, 2018, and 2017 there were no dilutive shares outstanding.

Dividends

The Company has changed the manner in which it determines whether a dividend will be declared.  The Company will no longer have a “regular” or “extra” dividend as have been defined in prior reports.  In determining whether a dividend will be declared, the Board of Directors will take into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions among other information deemed relevant. Dividends paid per common stock are based on the weighted average number of common stock shares outstanding during the period.

Pursuant to a dividend reversion clause in the Company’s Articles of Incorporation, dividends not claimed within one year after the dividend becomes payable will expire and revert in full ownership to the Company and the Company’s obligation to pay such dividend will cease. Any dividend reversions are recorded in equity upon receipt.

Income Taxes

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

Other Taxes

Taxes, other than income taxes, of $159,573 and $154,167, were charged to expense during 2018 and 2017, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the most current revenue recognition guidance, including industry-specific guidance. Subsequently, the FASB issued updates that provide additional implementation guidance. The new guidance requires companies to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. The Company adopted this guidance in the first quarter of 2018 applying the modified retrospective approach. The Company has completed its review of all revenue sources in scope for the new standard, and oil, gas and mineral agreements and stumpage agreements are within this scope. In accordance with the new standard, the basis for determining revenue and expenses allocable to oil, gas and mineral agreements (royalty revenue) and stumpage agreements (timber revenue) was not modified. There was no net cumulative effect adjustment for this change as of January 1, 2018.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition of Financial Assets and Financial Liabilities,” (ASU 2016-01), which makes targeted amendments to the guidance for recognition, measurement, presentation and disclosure of financial instruments.  The guidance under ASU 2016-01 requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income.  As of December 31, 2018, the Company classified $244,831 of mutual funds as equity securities.  The Company invests in ultra-short, high quality U.S. dollar money market, foreign funds, and obligations issued by the US Government.

In February 2016, the FASB issued ASU 2016-02, which amended the accounting treatment for leases. Lessees (for capital and operating leases) and lessors (for sales-type leases, direct financing leases and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. In July 2018, the FASB issued ASU 2018-10 and ASU 2018-11. ASU 2018-10 provides certain areas for improvement in ASU 2016-02 and ASU 2018-11 provides an additional optional transition method by allowing entities to initially apply the new leasing standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The new leasing standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is reviewing its service agreements and other arrangements to evaluate whether they meet the definition of a lease under ASU 2016-02 and what impact, if any, that the adoption of the new leasing standard may have on its financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2:      Restricted Cash

The following table provides a reconciliation of cash and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	December 31,	December 31,
	2018	2017

Cash	$1,860,736	$1,618,583
Restricted cash	-	33,821
Total	$1,860,736	$1,652,404

The restricted cash as of December 31, 2017 represents $33,821 held in a 1031 trust account relating to a like kind exchange. During 2018, the properties identified for the purposes of the 1031 Exchange were deemed not acceptable after preliminary due diligence. The 1031 Exchange was not completed.

Note 3:      Certificates of Deposit

The Company has certificates of deposit for investment purposes. Certificates of deposit have maturities greater than three months when purchased, in amounts not greater than $250,000. All certificates of deposit are held until maturity and recorded at cost which approximates fair value. Certificates of deposit mature through August of 2020. Certificates of deposit were $4,095,000 and $3,612,890 as of December 31, 2018 and 2017, respectively. Purchases of certificates of deposit were $3,145,000 and $3,132,890 for the years ended December 31, 2018 and 2017, respectively. Proceeds from the maturity of certificates of deposit were $2,662,890 and $3,610,000 for the years ended December 31, 2018 and 2017, respectively.

Note 4:     Fair Value of Financial Instruments

ASC 820 Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. It defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities that are not active; and model-driven valuations whose inputs are observable or whose significant value drivers are observable. Valuations may be obtained from, or corroborated by, third-party pricing services.

Level 3: Unobservable inputs to measure fair value of assets and liabilities for which there is little, if any market activity at the measurement date, using reasonable inputs and assumptions based upon the best information at the time, to the extent that inputs are available without undue cost and effort.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Class	Methods and/or Assumptions
Cash and cash equivalents:	Carrying value approximates fair value due to its readily convertible characteristic.
Certificate of Deposit:	Held until maturity and recorded at amortized cost which approximates fair value.

The estimated fair value of the Company's financial instruments at December 31, 2018 and 2017 are as follows:

		2018		2017
Financial Assets:	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	1	$1,860,736	$1,860,736	$1,618,583	$1,618,583
Certificate of deposit - short term	1	3,370,000	3,370,000	2,662,890	2,662,890
Certificate of deposit - long term	1	725,000	725,000	950,000	950,000
Total		$5,955,736	$5,955,736	$5,231,473	$5,231,473

Note 5:      Property and Equipment

Property and equipment consisted of the following:

	December 31,	December 31,
	2018	2017

Land	$7,051,412	$7,147,100
Timber	2,162,390	2,119,180
Building and equipment	108,602	103,307
	9,322,404	9,369,587
Accumulated depreciation	(76,416)	(74,565)
Total	$9,245,988	$9,295,022

Depreciation, depletion and amortization expense was $3,885 and $16,852 for the years ended December 31, 2018 and 2017 respectively.

Note 6:      Land Purchases and Sales

Land Purchases

The Company did not purchase any lands during the years ended December 31, 2018 and 2017. However, in 2017 the Company did incur costs of $76,432 to clear, survey and improve drainage on certain lands. These costs increase the value of the land and were not considered maintenance costs.

Land Sales

During the year ended December 31, 2018, the Company sold the following lands:

	+/-	Louisiana				Mineral
Quarter	Acres	Parish	Ownership	Land	Timber	Rights %
1st	17	Calcasieu	100%	$128,000	-	0%
1st	20	Calcasieu	16.7%	$147,625	-	0%
1st	211	Calcasieu	16.7%	$536,572	-	100%
1st	76	Calcasieu	16.7%	$189,167	-	0%

During the year ended December 31, 2017, the Company sold the following lands:

	+/-	Louisiana				Mineral
Quarter	Acres	Parish	Ownership	Land	Timber	Rights %
1st	1	Calcasieu	100%	$3,390	-	0%
3rd	2	Calcasieu	16.7%	$888	-	0%
3rd	44	Calcasieu	16.7%	$31,196	-	50%
4th	0.4	Calcasieu	100%	$3,914	-	0%

The 3rd quarter sale of +/- 44 acres in Calcasieu parish was structured as a 1031 Exchange for income tax purposes. See Note 2 for more details. For the years ended December 31, 2018 and 2017, the gains on sales of land were $881,654 and $34,711, respectively.

Note 7:      Dividends

On March 22, 2018, the Company declared a dividend of $0.12 cents per common share payable to shareholders of record as of April 5, 2018. Total dividends of $233,099 were paid on April 12, 2018. During the first quarter of 2017, the Company declared a dividend of $0.10 cents per common share. Total dividends of $194,250 were paid during 2017.

Note 8:      Oil and Gas Leases

Results of oil and gas leasing activities for the year ending December 31, 2018 and 2017 are as follows:

	2018	2017
Gross revenues
Royalty interests	$4,487	$588,121
Lease fees	576,976	21,001
	581,463	609,122
Production costs	63,231	62,315
Results before income tax expense	518,232	546,807
Estimated income tax expense	150,287	169,510
Results of operations from producing activities excluding corporate overhead	$367,945	$377,297

There were no major costs, with the exception of severance taxes, incurred in connection the Company's oil and gas leasing activities, which are located entirely within the United States, during the years ended December 31, 2018 and 2017.

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

The Company’s royalty and working interests share of oil and gas, exclusive of plant products, produced from leased properties were:

	2018	2017
Net gas produced (MCF)	25,776	42,927
Net oil produced (Bbl)	6,956	8,169

Note 9:      Segment Reporting

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, surface and timber. The Company’s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

The tables below present financial information for the Company’s three operating business segments:

	Year Ended
	December 31,
	2018	2017
Revenues:
Oil and gas	$581,463	$609,122
Timber sales	454,177	224,111
Surface revenue	159,123	311,352
Total segment revenues	1,194,763	1,144,585

Cost and expenses:
Oil and gas costs	63,231	62,315
Timber costs	45,640	35,692
Surface costs	23,636	43,929
Total segment costs and expenses	132,507	141,936

Income from operations:
Oil and gas	518,232	546,807
Timber	408,537	188,419
Surface	135,487	267,423
Total segment income from operations	1,062,256	1,002,649
Other income (expense) before income taxes	403,597	(416,562)
Income before income taxes	$1,465,853	$586,087

	Year Ended
	December 31,
	2018	2017
Identifiable Assets, net of accumulated depreciation
Timber	$2,162,390	$2,119,180
General corporate assets	13,439,611	12,604,557
Total	15,602,001	14,723,737

Capital expenditures:
Timber	45,067	62,473
Surface	4,900	-
General corporate assets	5,471	92,157
Total segment costs and expenses	55,438	154,630

Depreciation and depletion
Oil and gas	1,858	-
Timber	-	15,661
General corporate assets	2,027	1,191
Total	$3,885	$16,852

There are no intersegment sales reported in the accompanying income statements. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income or loss from operations before income taxes excluding nonrecurring gains and losses on equity investment. Income before income tax represents net revenues less costs and expenses less other income and expenses of a general corporate nature. Identifiable assets by segment are those assets used solely in the Company's operations within that segment.

Note 10:     Concentrations

Revenue from customers representing 5% or more of total revenue for the year ended December 31, 2018 and 2017, respectively were:

Count	2018	2017
1	$254,018	$179,292
2	156,854	163,483
3	93,575	131,837
4	93,563	113,280
5	-	70,760
6	-	61,677
7	-	51,814

Note 11:      Income Taxes

The Company files federal and state income tax returns on a calendar year basis. The net deferred tax liability in the accompanying balance sheets includes the following components at December 31, 2018 and 2017:

	2018	2017
Deferred tax assets	-	-
Deferred tax liabilities	(187,664)	(187,664)
	$(187,664)	$(187,664)

Reconciliations between the United States Federal statutory income tax provision, using the statutory rate of 21% and 34%, respectively, and the Company’s provision for income taxes at December 31, 2018 and 2017 are as follows:

	2018	2017
Income tax on income before extraordinary item:
Tax at statutory rates	$307,830	$199,270
Tax effect of the following:
Statutory depletion	(18,175)	(29,994)
Section 179 deduction	(1,149)	-
State income tax	62,137	12,475
Other	-	(7,272)
Income tax on income	$350,643	$174,479

The income tax on income for 2018 is slightly different from the stated income tax expense on the statement of operations due to penalties being grouped with income tax expense.

Deferred income taxes payable results from timing differences in the recognition of revenue and expenses for tax and financial statement purposes. The effect of these timing differences at December 31, 2018 and 2017 is as follows:

	2018	2017
Casualty loss	$(77,714)	$(77,714)
Deferred gain	(109,950)	(109,950)
	$(187,664)	$(187,664)

On December 22, 2017, H.R. 1, also known as the Tax Cuts and Jobs Act (the “2017 Tax Act”), was enacted. This enactment resulted in a number of significant changes to U.S. federal income tax law for U.S. corporations. Most notably for the Company, the statutory U.S. federal corporate income tax rate was changed from 35% to 21% for corporations.

The Company files income tax returns for federal and state purposes. Generally, the Company’s tax returns remain open for three years for tax examination purposes. Tax positions are recognized when they are more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. The Company is subject to periodic audits by the Internal Revenue Service and other state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. The Company evaluates its tax positions and establishes liabilities if significant in accordance with the applicable accounting guidance on uncertainty in income taxes. There were no uncertain tax positions as of December 31, 2018.

Note 12:    Related Party Transactions

The Company and Stream Wetlands Services, LLC (“Stream Wetlands”) are parties to an option to lease agreement dated April 17, 2017 (the “OTL”). The OTL provides Stream Wetlands an option, exercisable through February 28, 2019, to lease certain lands from the Company, subject to the negotiation and execution of a mutually acceptable lease form. Stream Wetlands paid the Registrant $38,333 upon execution of the OTL, and an additional $38,333 during the quarter ended March 31, 2018. Stream Wetlands may extend the term of the OTL for up to two (2) successive periods of twelve (12) months by paying $38,333 for each twelve-month period. Mr. Stream, a director of the Company, is the president of Stream Wetlands.

The Company’s President is a partner in Stockwell, Sievert, Viccellio, Clements, LLP (“Stockwell”). Beginning in August 2018, the Company began renting office space from Stockwell. The Company pays Stockwell $750 per month as rent for office space and associated services, $2,000 per month to reimburse the firm for an administrative assistant and reimburses Stockwell for miscellaneous office supplies. For the year ended December 31, 2018, the Company recorded $14,920 in total of such expense.

During the years ended December 31, 2018 and 2017, the Company incurred rental expenses for office space of $2,800 and $4,800, respectively, payable to the prior president’s accounting firm.

During the year ended December 31, 2017, the Company incurred legal expenses of $12,243 for services provided by the prior president’s spouse’s law firm.