Form 10-Q
period 2019-03-31
CKX LANDS, INC.
filed 2019-05-03
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(337) 493-2399
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock with no par value	CKX	NYSE American

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,942,495 shares of common stock are issued and outstanding as of May 2, 2019.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS BALANCE SHEETS AS OF MARCH 31, 2019 (UNAUDITED) AND DECEMBER 31, 2018 STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED) STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED) STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED) NOTES TO FINANCIAL STATEMENTS AS OF MARCH 31, 2019 (UNAUDITED)	1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4.	CONTROLS AND PROCEDURES	14

PART II.	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	14

ITEM 1A.	RISK FACTORS	14

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	14

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	14

ITEM 4.	MINE SAFETY DISCLOSURES	14

ITEM 5.	OTHER INFORMATION	14

ITEM 6.	EXHIBITS	15

SIGNATURES		15

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CKX LANDS, INC.

BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash	$2,022,558	$1,860,736
Restricted cash	103,975	-
Certificates of deposit	3,394,000	3,370,000
Equity investment in mutual funds	246,528	244,825
Accounts receivable	58,626	118,463
Prepaid expense and other assets	144,435	36,989
Total current assets	5,970,122	5,631,013
Long-term certificate of deposit	480,000	725,000
Property and equipment, net	9,235,033	9,245,988
Total assets	$15,685,155	$15,602,001

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade payables and accrued expenses	194,248	205,161
Income tax payable	-	11,654
Total current liabilities	194,248	216,815
Deferred income tax payable	187,664	187,664
Total liabilities	381,912	404,479

Stockholders' equity:
Common stock, 3,000,000 authorized, no par value, 1,942,495 issued and outstanding as of March 31, 2019 and December 31, 2018	59,335	59,335
Retained earnings	15,243,908	15,138,187
Total stockholders' equity	15,303,243	15,197,522
Total liabilities and stockholders' equity	$15,685,155	$15,602,001

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Revenues:
Oil and gas	$94,228	$124,577
Timber sales	14,481	178,449
Surface revenue	35,183	34,513
Surface revenue - related party	9,583	9,156
Total revenue	153,475	346,695
Costs, expenses and (gains):
Oil and gas costs	14,524	16,656
Timber costs	4,397	20,594
Surface costs	578	6,990
General and administrative expense	120,035	132,561
Depreciation expense	507	233
Gain on sale of land	(75,926)	(878,320)
Total costs, expenses and (gains)	64,115	(701,286)
Income from operations	89,360	1,047,981

Interest income	26,524	12,922
Income before income taxes	115,884	1,060,903
Federal and state income tax expense:
Current	10,163	223,542
Deferred	-	-
Total income taxes	10,163	223,542
Net income	$105,721	$837,361

Per common stock, basic and diluted
Net income	$0.05	$0.43
Dividends	$-	$0.12

Weighted average shares outstanding, basic and diluted	1,942,495	1,942,495

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY

(Unaudited)

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, December 31, 2018	1,942,495	$59,335	$15,138,187	$15,197,522
Net income	-	-	105,721	105,721
Balances, March 31, 2019 (unaudited)	1,942,495	$59,335	$15,243,908	$15,303,243

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, December 31, 2017	1,942,495	$59,335	$14,256,226	$14,315,561
Net income	-	-	837,361	837,361
Dividends declared	-	-	(233,099)	(233,099)
Balances, March 31, 2018 (unaudited)	1,942,495	$59,335	$14,860,488	$14,919,823

The accompanying notes are an integral part of these unaudited financial statements.

 CKX LANDS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$105,721	$837,361
Less non-cash expenses included in net income:
Depreciation, depletion and amortization expense	616	8,735
Gain on sale of land	(75,926)	(878,320)
Unrealized gain on equity investment in mutual funds	(245)	-
Changes in operating assets and liabilities:
Increase (decrease) in current assets	(47,609)	(55,817)
Increase (decrease) in current liabilities	(22,567)	44,330
Net cash used in operating activities	(40,010)	(43,711)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of certificates of deposit	(489,000)	(965,000)
Proceeds from maturity of certificates of deposit	710,000	980,000
Purchases of mutual funds	(1,458)	-
Purchases of fixed assets	(17,970)	(37,743)
Proceeds from the sale of fixed assets	104,235	993,160
Net cash provided by investing activities	305,807	970,417

NET INCREASE IN CASH AND RESTRICTED CASH	265,797	926,706
Cash and restricted cash, beginning of the period	1,860,736	1,652,404
Cash and restricted cash, end of the period	$2,126,533	$2,579,110

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$60,500	$183,000

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The “Company,” “we,” “us,” and “our,” refer to CKX Lands, Inc.

Note 1:      Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

 Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2018 included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures. Actual results may differ from these estimates.

Concentration of Credit Risk

The Company maintains its cash balances in seven financial institutions. The amount on deposit in each financial institution is insured by the Federal Deposit Insurance Corporation up to $250,000.

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

Equity Investment

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition of Financial Assets and Financial Liabilities,” (ASU 2016-01), which makes targeted amendments to the guidance for recognition, measurement, presentation and disclosure of financial instruments.  The guidance under ASU 2016-01 requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income.  As of March 31, 2019and December 31, 2018, the Company classified $246,528 and $244,825, respectively, of mutual funds as equity securities.  The Company invests in ultra-short, high quality U.S. dollar money market, foreign funds, and obligations issued by the US Government. The Company did not hold any equity investments until the fourth quarter of 2018, accordingly, there are no effects on the Company’s investments under the adoption of ASU 2016-01.”

Accounts Receivable

The Company’s accounts receivable consist of incomes received after quarter end for royalties produced prior to quarter-end.  When there are royalties that have not been received at the time of the preparation of the financial statements for months in the prior quarter, the Company estimates the amount to be received based on the last month’s royalties that were received from that particular company.  The Company does not maintain an allowance for doubtful accounts because other than the accrual for earned but not received royalties, it has no accounts receivable.

Property, Building and Equipment

Property, building, and equipment is stated at cost. Major additions are capitalized. Maintenance and repairs are charged to income as incurred. Depreciation is computed on the straight-line and accelerated methods over the following estimated useful lives of the assets:

Furniture and equipment (years)	5	-	7
Land improvements (years)		15

Impairment of Long-lived Assets

Long-lived assets, such as land, timber and property, buildings, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value may be determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models. The Company recorded no impairment charges during the three months ended March 31, 2019 and 2018.

Revenue Recognition

Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the new standard, we recognize revenues when the following criteria are met: (i) persuasive evidence of a contract with a customer exists, (ii) identifiable performance obligations under the contract exist, (iii) the transaction price is determinable for each performance obligation, (iv) the transaction price is allocated to each performance obligation, and (v) the performance obligations are satisfied. We derive a majority of our revenues from oil and gas royalties, timber sales, and surface leases. Surface leases are not within the scope of ASC 606. See Note 6 for more detailed information about the Company’s reportable segments.

Oil and Gas

Oil and gas revenue is generated through customer contracts, where we provide the customer access to a designated tract of land upon which the customer performs exploration, extraction, production and ultimate sale of the oil and gas. The Company receives royalties on all oil and gas produced by the customer. The performance obligation identified in oil and gas related contracts is the production of oil and gas on the designated tract of land. The performance obligation is satisfied at a point in time, which is when the customer produces oil and gas. The transaction price is comprised of fixed fees (royalties) on all oil and gas produced. The Company accrues monthly royalty revenues based upon estimates and adjusts to actual as the Company receives payments. Accrued royalty income was $58,626 and $93,594 as of March 31, 2019 and December 31, 2018, respectively. There are no capitalized contract costs associated with oil and gas contracts. The accounting of royalty income remains largely unchanged upon implementation of ASC 606.

Timber

Timber revenue is generated through customer contracts executed as a pay-as-cut arrangement, where the customer acquires the right to harvest specified timber on a designated tract for a set period of time at agreed-upon unit prices. The performance obligation identified in timber related contracts is the severing of a single tree.

We satisfy our performance obligation when timber is severed, at which time revenue is recognized. The transaction price for timber sales is determined using contractual rates applied to harvest volumes. The Company may receive a deposit at the time of entering into a stumpage agreement and this deposit is recorded in trade payables and accrued expenses until earned. The Company held stumpage agreement deposits of $54,300 at March 31, 2019 and December 31, 2018, respectively. There are no capitalized contract costs associated with timber contracts. The accounting of timber revenue remains largely unchanged upon implementation of ASC 606.

Surface

Surface revenue is earned through annual leases for agricultural and hunting activities and the Company records revenues evenly over the term of these leases.  Surface revenues from these sources are recurring on an annual basis.  Unearned surface revenues are recorded in trade payables and accrued expenses and were $70,780 and $58,893 at March 31, 2019 and December 31, 2018, respectively.

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

Basic and Diluted Earnings per share

Net earnings per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income per share excludes all potential common shares if their effect is anti-dilutive. As of March 31,2019, and 2018 there were no dilutive shares outstanding.

Dividends

The Company has changed the manner in which it determines whether a dividend will be declared.  The Company will no longer have a “regular” or “extra” dividend as has been described in prior reports.  In determining whether a dividend will be declared, the Board of Directors will take into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions among other information deemed relevant. Dividends paid per common stock are based on the weighted average number of common stock shares outstanding during the period.

Pursuant to a dividend reversion clause in the Company’s Articles of Incorporation, dividends not claimed within one year after the dividend becomes payable will expire and revert in full ownership to the Company and the Company’s obligation to pay such dividend will cease. Any dividend reversions are recorded in equity upon receipt.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, which amended the accounting treatment for leases. Lessees (for capital and operating leases) and lessors (for sales-type leases, direct financing leases and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. In July 2018, the FASB issued ASU 2018-10 and ASU 2018-11. ASU 2018-10 provides certain areas for improvement in ASU 2016-02 and ASU 2018-11 provides an additional optional transition method by allowing entities to initially apply the new leasing standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The new leasing standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this standard as of January 1, 2019. The Company reviewed its service agreements and other arrangements and evaluated whether they met the definition of a lease under ASU 2016-02. The Company determined that the adoption of this standard would have no impact on its financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2:      Restricted Cash

During the three months ended March 31, 2019, the company closed on the sale of a parcel of land which was structured as a “deferred exchange using a qualified intermediary” pursuant to Section 1031 of the Internal Revenue Code (1031 Exchange) for income tax purposes. The net proceeds from this transaction of $103,975 are included in restricted cash as of March 31, 2019.  The related income tax expense on the gain from this sale has been accrued at March 31, 2019.

The following table provides a reconciliation of cash and restricted cash reported on the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	March 31,	December 31,
	2019	2018

Cash	$2,022,558	$1,860,736
Restricted cash	103,975	-
Total	$2,126,533	$1,860,736

Note 3:      Certificates of Deposit

The Company has certificates of deposit for investment purposes. Certificates of deposit have maturities greater than three months when purchased, in amounts not greater than $250,000. All certificates of deposit are held until maturity and recorded at cost which approximates fair value. Certificates of deposit mature through August of 2020. Certificates of deposit were $3,874,000 and $4,095,000 as of March 31, 2019 and December 31, 2018, respectively. Purchases of certificates of deposit were $489,000 and $965,000 for the three months ended March 31, 2019 and 2018, respectively. Proceeds from the maturity of certificates of deposit were $710,000 and $980,000 for the three months ended March 31, 2019 and 2018, respectively.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Class	Methods and/or Assumptions
Cash and cash equivalents:	Carrying value approximates fair value due to its readily convertible characteristic.
Certificate of Deposit:	Held until maturity and recorded at amortized cost which approximates fair value.

The estimated fair value of the Company's financial instruments are as follows:

		March 31, 2019		December 31, 2018
Financial Assets:	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	1	$2,022,558	$2,022,558	$1,860,736	$1,860,736
Certificate of deposit - short term	1	3,394,000	3,394,000	3,370,000	3,370,000
Certificate of deposit - long term	1	480,000	480,000	725,000	725,000
Equity investment in mutual funds	1	246,289	246,528	244,832	244,825
Total		$6,142,847	$6,143,086	$6,200,568	$6,200,561

Note 5:      Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2019	2018

Land	$7,023,103	$7,051,412
Timber	2,180,251	2,162,390
Building and equipment	108,602	108,602
	9,311,956	9,322,404
Accumulated depreciation	(76,923)	(76,416)
Total	$9,235,033	$9,245,988

During the three months ended March 31, 2019 and 2018, the Company had a gain on sale of land of $75,926 and $878,320, respectively. For the three months ended March 31, 2018, $767,147 of the gain represented gain on the sale of an undivided 1/6th ownership interest in land.

Depreciation, depletion and amortization expense was $616 and $8,735 for the three months ended March 31, 2019 and 2018, respectively.

Note 6:      Segment Reporting

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, timber and surface. The Company’s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

The tables below present financial information for the Company’s three operating business segments:

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Oil and gas	$94,228	$124,577
Timber sales	14,481	178,449
Surface revenue	44,766	43,669
Total segment revenues	153,475	346,695

Cost and expenses:
Oil and gas costs	14,524	16,656
Timber costs	4,397	20,594
Surface costs	578	6,990
Total segment costs and expenses	19,499	44,240

Income from operations:
Oil and gas	79,704	107,921
Timber	10,084	157,855
Surface	44,188	36,679
Total segment income from operations	133,976	302,455
Other income (expense) before income taxes	(18,092)	758,448
Income before income taxes	$115,884	$1,060,903

	Three Months Ended	Year Ended
	March 31,	December 31,
	2019	2018
Identifiable Assets, net of accumulated depreciation
Timber	$2,180,251	$2,162,390
General corporate assets	13,504,904	13,439,611
Total	15,685,155	15,602,001

Capital expenditures:
Timber	17,970	45,067
Surface	-	4,900
General corporate assets	-	5,471
Total segment costs and expenses	17,970	55,438

Depreciation and depletion
Oil and gas	-	1,858
Timber	109	-
General corporate assets	507	2,027
Total	$616	$3,885

There are no intersegment sales reported in the accompanying income statements. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Form 10-K for the year ended December 31, 2018. The Company evaluates performance based on income or loss from operations before income taxes excluding any nonrecurring gains and losses on securities held available-for-sale. Income before income tax represents net revenues less costs and expenses less other income and expenses of a general corporate nature. Identifiable assets by segment are those assets used solely in the Company's operations within that segment.

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

Note 8:      Related Party Transactions

The Company and Stream Wetlands Services, LLC (“Stream Wetlands”) are parties to an option to lease agreement dated April 17, 2017 (the “OTL”). The OTL provides Stream Wetlands an option, exercisable through February 28, 2020, to lease certain lands from the Company, subject to the negotiation and execution of a mutually acceptable lease form. Stream Wetlands paid the Registrant $38,333 upon execution of the OTL, and an additional $38,333 during the quarters ended March 31, 2018 and 2019. Stream Wetlands may extend the term of the OTL for one more year by paying $38,333 in the first quarter of 2020. Mr. Stream, a director of the Company, is the president of Stream Wetlands.

The Company’s President is a partner in Stockwell, Sievert, Viccellio, Clements, LLP (“Stockwell”). Beginning in August 2018, the Company began renting office space from Stockwell. The Company pays Stockwell $750 per month as rent for office space and associated services, $2,000 per month to reimburse the firm for an administrative assistant and reimburses Stockwell for miscellaneous office supplies and legal expenses. For the three months ended March 31, 2019, the Company recorded $8,495 in total of such expense, of which $2,250 was rent expense.

Note 9:      Concentrations

Revenue from customers representing 5% or more of total revenue for the three months ended March 31, 2019 and 2018, respectively were:

	Three Months Ended March 31,
Count	2019	2018
1	$30,322	$138,519
2	19,674	39,899
3	16,644	34,723
4	16,458	24,193
5	10,562	19,764

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on March 21, 2019.

Cautionary Statement

This Management’s Discussion and Analysis includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like “believe,” “expect,” “plan,” “estimate,” “anticipate,” “intend,” “project,” “will,” “predicts,” “seeks,” “may,” “would,” “could,” “potential,” “continue,” “ongoing,” “should” and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-Q. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from our predictions, including those risks described in our Annual Report on Form 10-K and in our other public filings. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

Overview

CKX Lands, Inc., a Louisiana corporation, began operations in 1930 under the name Calcasieu Real Estate & Oil Co., Inc. It was originally organized as a spin-off by a bank operating in southwest Louisiana. The purpose of the spin-off was to form an entity to hold non-producing mineral interests which regulatory authorities required the bank to charge off. Over the years, as some of the mineral interests began producing, the Company used part of the proceeds to acquire land. In 1990, the Company made its largest acquisition when it was one of four purchasers who bought a fifty percent undivided interest in approximately 35,575 acres in southwest Louisiana.

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

CKX leases its property to oil and gas operators and collects income through its land ownership in the form of oil and gas royalties and lease rentals and geophysical revenues. The Company’s oil and gas income fluctuates as new oil and gas production is discovered on Company land and then ultimately depletes or becomes commercially uneconomical to produce. The volatility in the daily commodity pricing of a barrel of oil or a thousand cubic feet, or “MCF,” of gas will also cause fluctuations in the Company’s oil and gas income.

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

The Company actively searches for additional real estate for purchase in Louisiana with a focus on southwest Louisiana. When evaluating unimproved real estate for purchase, the Company will consider numerous characteristics including but not limited to, timber fitness, agriculture fitness, future development opportunities and/or mineral potential. When evaluating improved real estate for purchase, the Company will consider characteristics including, but not limited to, geographic location, quality of existing revenue streams, and/or quality of the improvements.

Results of Operations – Three Months Ended March 31, 2019 and 2018

Revenue

Total revenues for the three months ended March 31, 2019 were $153,475, a decrease of approximately 56% when compared with the same period in 2018. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the three months ended March 31, 2019 as compared to 2018, are as follows:

	Three Months Ended
	March 31,
	2019	2018	Change from Prior Period	Percent Change from Prior Period
Revenues:
Oil and gas	$94,228	$124,577	$(30,349)	(24.4)%
Timber sales	14,481	178,449	(163,968)	(91.9)%
Surface revenue	44,766	43,669	1,097	2.5%
Total revenues	$153,475	$346,695	$(193,220)	(55.7)%

Oil and Gas

Oil and gas revenues were 61% and 36% of total revenues for the three months ended March 31, 2019 and 2018, respectively. A breakdown of oil and gas revenues for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 is as follows:

	Three Months Ended
	March 31,
	2019	2018	Change from Prior Period	Percent Change from Prior Period
Oil	$37,999	$97,662	$(59,663)	(61.1)%
Gas	52,222	23,375	28,847	123.4%
Lease and geophysical	4,008	3,540	468	13.2%
Total revenues	$94,228	$124,577	$(30,349)	(24.4)%

CKX received oil and/or gas revenues from 79 and 82 wells during the three months ended March 31, 2019 and 2018, respectively.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Net oil produced (Bbl)(2)	650	1,409
Average oil sales price (per Bbl)(1,2)	$58.45	$60.92
Net gas produced (MCF)	10,280	6,724
Average gas sales price (per MCF)(1)	$5.08	$3.48

(1) Before deduction of production costs and severance taxes
(2) Excludes plant products

Oil revenues decreased for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, by $59,663. Gas revenues increased for the three months ended March 31, 2019, as compared to 2018, by $28,847. As indicated from the schedule above the decrease in oil revenues were due to a decrease in the net oil produced and a decrease in the average oil sales price per barrel. The increase in gas revenues were due to an increase in net gas produced and an increase in the average price per MCF.

Lease and geophysical revenues increased for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, by $468. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Timber

Timber revenue was $14,481 and $178,449 for the three months ended March 31, 2019 and 2018, respectively. The decrease in revenues is due to wet weather during the first quarter of fiscal 2019 that limited customers’ ability to harvest timber.

Surface

Surface revenues increased for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, by $1,097. This is primarily due to additional right of ways being granted.

Costs and Expenses

Oil and gas costs decreased slightly for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 by $2,132. These changes were due to lower production taxes and charges.

Timber costs decreased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 by $16,197. This is primarily due to the decreased timber revenue occurring during the three months ended March 31, 2019.

Surface costs decreased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 by $6,412. This is primarily due to reduced maintenance expense.

General and administrative expenses decreased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 by $12,526. This is primarily due to a decrease in officer salaries, offset by increased property management, accounting, and legal fees.

Gain on Sale of Land

Gain on sale of land and equipment was $75,926 and $878,320 for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2018, $767,147 of the gain represented gain on the sale of an undivided 1/6th ownership interest in land.

Liquidity and Capital Resources

Sources of Liquidity

Current assets totaled $5,970,122 and current liabilities equaled $194,248 at March 31, 2019.

The Company has an unsecured revolving line of credit with Hancock Whitney Bank. The line of credit permits the Company to draw a maximum aggregate amount of $1,000,000. The line of credit matures on June 25, 2019, and borrowings under the line of credit bear interest at a rate of 4.25%. As of March 31, 2019, there was no outstanding balance under the line of credit.

In the opinion of management, cash and cash equivalents, and certificates of deposit are adequate for projected operations and possible land acquisitions.

Analysis of Cash Flows

Net cash used in operating activities decreased by $3,701 to $40,010 for the three months ended March 31, 2019, compared to $43,711 for the three months ended March 31, 2018. The change in cash provided by operating activities was attributable primarily to the decrease in net income offset by the decrease on the gain on the sale of land.

Net cash provided by investing activities was $305,807 and $970,417 for the three months ended March 31, 2019, and 2018, respectively.  For the three months ended March 31, 2019, this primarily resulted from purchases of certificates of deposit of $489,000, purchases of mutual funds of $1,458, purchases of timber of $17,970, offset by proceeds from maturity of certificates of deposit of $710,000 and the proceeds from the sales of fixed assets of $104,235. For the three months ended March 31, 2018, this resulted from purchases of certificates of deposit of $965,000 and purchases of fixed assets of $37,743, offset by proceeds from maturity of certificates of deposit of $980,000 and from the proceeds of sales of fixed assets of $993,160.

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the three months ended March 31, 2019 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation and Recent Accounting Pronouncements, to our condensed consolidated financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 3. NOT APPLICABLE

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company’s principal executive and financial officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on its evaluation, management concluded that as of March 31, 2019, the Company’s disclosure controls and procedures were not effective due to the existence of material weaknesses in internal control over financial reporting, discussed more fully below.

Changes in Internal Control Over Financial Reporting

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, our management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was not effective due primarily to a lack of internal staffing resulting in a lack segregation of duties, and a lack of evidence of review and oversight of certain financial processes, including processes that have been outsourced to a third-party service organization. Management is currently evaluating the steps that would be necessary to eliminate these material weaknesses.

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 – 5. NOT APPLICABLE

ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Form 10-K (File No. 001-31905) for the year ended December 31, 2018 filed on March 21, 2019).

3.2	Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to Form 10-K (File No. 001-31905) for the year ended December 31, 2003 filed on March 19, 2004).

3.3

Articles of Amendment to the Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to Form 10-K (File No. 001-31905) for the year ended December 31, 2018 filed on March 21, 2019).

3.4	By-Laws of the Registrant (incorporated by reference to Exhibit 3.3 to Form 10-Q (File No. 001-31905) for the quarterly period ended March 31, 2013 filed on May 10, 2013).

31*	Certification of Lee W. Boyer, President and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Lee W. Boyer, President and Treasurer, pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith
**	Furnished herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2019

CKX LANDS, INC. By: /s/ Lee W. Boyer
Lee W, Boyer
President and Treasurer
(Principal executive and financial officer)