Form 10-Q
period 2019-06-30
CKX LANDS, INC.
filed 2019-08-08
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-31905

CKX Lands, Inc.

(Exact name of registrant as specified in its charter)

Louisiana		72-0144530
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

127 W. Broad Street
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,942,495 shares of common stock are issued and outstanding as of August 2, 2019.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CKX LANDS, INC.

BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash	$2,484,361	$1,860,736
Restricted cash	104,424	-
Certificates of deposit	3,164,000	3,370,000
Equity investment in mutual funds	248,032	244,825
Accounts receivable	81,201	118,463
Prepaid expense and other assets	149,192	36,989
Total current assets	6,231,210	5,631,013
Long-term certificate of deposit	240,000	725,000
Property and equipment, net	9,234,479	9,245,988
Total assets	$15,705,689	$15,602,001

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade payables and accrued expenses	191,511	205,161
Income tax payable	-	11,654
Total current liabilities	191,511	216,815
Deferred income tax payable	187,664	187,664
Total liabilities	379,175	404,479

Stockholders' equity:
Common stock, 3,000,000 authorized, no par value, 1,942,495 issued and outstanding as of June 30, 2019 and December 31, 2018	59,335	59,335
Retained earnings	15,267,179	15,138,187
Total stockholders' equity	15,326,514	15,197,522
Total liabilities and stockholders' equity	$15,705,689	$15,602,001

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues:
Oil and gas	$143,036	$160,731	$233,932	$281,768
Timber sales	-	176,559	14,481	355,008
Surface revenue	64,189	53,440	102,704	91,493
Surface revenue - related party	9,583	3,303	19,166	12,459
Total revenue	216,808	394,033	370,283	740,728
Costs, expenses and (gains):
Oil and gas costs	13,643	13,287	28,167	29,943
Timber costs	687	14,784	5,084	35,378
Surface costs	115	7,513	693	14,503
General and administrative expense	208,434	133,748	328,469	266,309
Depreciation expense	504	234	1,011	467
Gain on sale of land	(4,950)	(3,334)	(80,876)	(881,654)
Total costs, expenses and (gains)	218,433	166,232	282,548	(535,054)
Income from operations	(1,625)	227,801	87,735	1,275,782

Interest income	29,487	12,954	56,011	25,876
Income before income taxes	27,862	240,755	143,746	1,301,658
Federal and state income tax expense:
Current	4,591	89,051	14,754	312,593
Deferred	-	-	-	-
Total income taxes	4,591	89,051	14,754	312,593
Net income	$23,271	$151,704	$128,992	$989,065
Dividends paid	-	-	-	(233,099)
Net income available to common shareholders	$23,271	$151,704	$128,992	$755,966

Per common stock, basic and diluted
Net income	$0.01	$0.08	$0.07	$0.51
Dividends	$-	$-	$-	$0.12

Weighted average shares outstanding, basic and diluted	1,942,495	1,942,495	1,942,495	1,942,495

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY

THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, March 31, 2019	1,942,495	$59,335	$15,243,908	$15,303,243
Net income	-	-	23,271	23,271
Balances, June 30, 2019 (unaudited)	1,942,495	$59,335	$15,267,179	$15,326,514

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, March 31, 2018	1,942,495	$59,335	$14,860,488	$14,919,823
Net income	-	-	151,704	151,704
Balances, June 30, 2018 (unaudited)	1,942,495	$59,335	$15,012,192	$15,071,527

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, December 31, 2018	1,942,495	$59,335	$15,138,187	$15,197,522
Net income	-	-	128,992	128,992
Balances, June 30, 2019 (unaudited)	1,942,495	$59,335	$15,267,179	$15,326,514

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, December 31, 2017	1,942,495	$59,335	$14,256,226	$14,315,561
Net income	-	-	989,065	989,065
Dividends paid	-	-	(233,099)	(233,099)
Balances, June 30, 2018 (unaudited)	1,942,495	$59,335	$15,012,192	$15,071,527

The accompanying notes are an integral part of these unaudited financial statements.

 CKX LANDS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$128,992	$989,065
Less non-cash expenses included in net income:
Depreciation expense	1,011	467
Depletion expense	109	14,713
Gain on sale of land	(80,876)	(881,654)
Unrealized gain on equity investment in mutual funds	(246)	-
Changes in operating assets and liabilities:
Increase (decrease) in current assets	(74,941)	(58,503)
Increase (decrease) in current liabilities	(25,304)	(58,956)
Net cash provided by (used in) operating activities	(51,255)	5,132

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of certificates of deposit	(979,000)	(2,905,000)
Proceeds from maturity of certificates of deposit	1,670,000	2,192,890
Purchases of mutual funds	(2,961)	-
Costs of reforesting timber	(17,970)	(40,134)
Proceeds from the sale of fixed assets	109,235	996,494
Net cash provided by investing activities	779,304	244,250

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	-	(233,099)
Net cash used in financing activities	-	(233,099)

NET INCREASE IN CASH AND RESTRICTED CASH	728,049	16,283
Cash and restricted cash, beginning of the period	1,860,736	1,652,404
Cash and restricted cash, end of the period	$2,588,785	$1,668,687

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$67,107	$308,387

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The “Company,” “we,” “us,” and “our,” refer to CKX Lands, Inc.

Note 1:      Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2018 included in our Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures. Actual results may differ from these estimates.

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Concentration of Credit Risk

The Company maintains its cash balances in seven financial institutions. The amount on deposit in each financial institution is insured by the Federal Deposit Insurance Corporation up to $250,000.

Cash Equivalents

Cash equivalents are highly liquid debt instruments with original maturities of three months or less when purchased.

Restricted Cash

Cash restricted from the sale of lands are held in a 1031 Trust account for a period of six months or less pursuant to Section 1031 of the Internal Revenue Code.

Certificate of Deposits

Certificates of deposit have maturities greater than three months when purchased, in amounts not greater than $250,000. All certificates of deposit are held until maturity and recorded at cost which approximates fair value. Certificates of deposit mature through 2020. Certificates of deposit with a maturity of one year or less are classified as short-term. Certificates of deposit with a maturity of more than one year are classified as long-term.

Equity Investment

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition of Financial Assets and Financial Liabilities,” (ASU 2016-01), which makes targeted amendments to the guidance for recognition, measurement, presentation and disclosure of financial instruments.  The guidance under ASU 2016-01 requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income.  As of June 30, 2019, and December 31, 2018, the Company classified $248,032 and $244,825, respectively, of mutual funds as equity securities.  The Company invests in ultra-short, high quality U.S. dollar money market funds, foreign funds, and obligations issued by the U.S. Government. The Company did not hold any equity investments until the fourth quarter of 2018, accordingly, there are no effects on the Company’s investments under the adoption of ASU 2016-01.

Accounts Receivable

The Company’s accounts receivable consist of incomes received after quarter-end for royalties produced prior to quarter-end.  When there are royalties that have not been received at the time of the preparation of the financial statements for months in the prior quarter, the Company estimates the amount to be received based on the average of the most recent 12 month’s royalties that were received from that particular well.  The Company does not maintain an allowance for doubtful accounts because other than the accrual for earned but not received royalties, it has no accounts receivable.

Property, Building and Equipment

Property, building, and equipment is stated at cost. Major additions are capitalized. Maintenance and repairs are charged to income as incurred. Depreciation is computed on the straight-line and accelerated methods over the following estimated useful lives of the assets:

Furniture and equipment (years)	5	-	7
Land improvements (years)		15

Impairment of Long-lived Assets

Long-lived assets, such as land, timber and property, buildings, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its’ carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value may be determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models. The Company recorded no impairment charges during the six months ended June 30, 2019 and 2018.

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

Oil and Gas

Oil and gas revenue is generated through customer contracts, where we provide the customer access to a designated tract of land upon which the customer performs exploration, extraction, production and ultimate sale of the oil and gas. The Company receives royalties on all oil and gas produced by the customer. The performance obligation identified in oil and gas related contracts is the production of oil and gas on the designated tract of land. The performance obligation is satisfied at a point in time, which is when the customer produces oil and gas. The transaction price is comprised of fixed fees (royalties) on all oil and gas produced. The Company accrues monthly royalty revenues based upon estimates and adjusts to actual as the Company receives payments. Net accrued royalty income was $81,201 and $93,594 as of June 30, 2019 and December 31, 2018, respectively. There are no capitalized contract costs associated with oil and gas contracts. The accounting of royalty income remains largely unchanged upon implementation of ASC 606.

Timber

Timber revenue is generated through customer contracts executed as a pay-as-cut arrangement, where the customer acquires the right to harvest specified timber on a designated tract for a set period of time at agreed-upon unit prices. The performance obligation identified in timber related contracts is the severing of a single tree.

We satisfy our performance obligation when timber is severed, at which time revenue is recognized. The transaction price for timber sales is determined using contractual rates applied to harvest volumes. The Company may receive a deposit at the time of entering into a stumpage agreement and this deposit is recorded in trade payables and accrued expenses until earned. The Company held stumpage agreement deposits of $54,300 at June 30, 2019 and December 31, 2018. There are no capitalized contract costs associated with timber contracts. The accounting of timber revenue remains largely unchanged upon implementation of ASC 606.

Surface

Surface revenue is earned through annual leases for agricultural and hunting activities and the Company records revenues evenly over the term of these leases.  Surface revenues from these sources are recurring on an annual basis.  Unearned surface revenues are recorded in trade payables and accrued expenses and were $55,682 and $58,893 at June 30, 2019, and December 31, 2018, respectively.

Surface revenue is also earned through right of way and related temporary workspace leases, both of which are not usual in occurrence and are not recurring sources of revenue. Generally, a right of way lease relates to either a utility or pipeline right of way that is a permanent servitude or exists for fixed periods of time greater than thirty years. The Company retains ownership of the land and the servitude is limited to the use of the surface. Revenue is recorded at the time of the agreement’s execution date. For income tax purposes, these types of agreements are treated as sales of business assets.

Other sources of surface revenue can be commercial activities leases and sales of surface minerals, such as dirt.

Basic and Diluted Earnings per share

Net earnings per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2019, and 2018 there were no dilutive shares outstanding.

Dividends

In determining whether a dividend will be declared, the Board of Directors will take into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions among other information deemed relevant. Dividends paid per common share are based on the weighted average number of shares of common stock outstanding during the period. The Company declared a dividend of $233,099 during the six months ended June 30, 2018. No dividends were declared during the six months ended June 30, 2019.

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

Note 2:      Restricted Cash

During the six months ended June 30, 2019, the company closed on the sale of a parcel of land which was structured as a “deferred exchange using a qualified intermediary” pursuant to Section 1031 of the Internal Revenue Code (1031 Exchange) for income tax purposes. Pursuant to 1031 Exchange regulations, the cash must be held by a qualified intermediary until the earlier of six months from the date sale of a qualified 1031 Exchange has occurred. The net proceeds from this transaction of $103,975 and interest earned of $449 are included in restricted cash as of June 30, 2019.  The related income tax expense on the gain from this sale has been accrued at June 30, 2019.

The following table provides a reconciliation of cash and restricted cash reported on the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

	June 30,	December 31,
	2019	2018

Cash	$2,484,361	$1,860,736
Restricted cash	104,424	-
Total	$2,588,785	$1,860,736

Note 3:      Certificates of Deposit

The Company has certificates of deposit for investment purposes. Certificates of deposit have maturities greater than three months when purchased, in amounts not greater than $250,000. All certificates of deposit are held until maturity and recorded at cost which approximates fair value. Certificates of deposit mature through August of 2020. Total certificates of deposit were $3,404,000 and $4,095,000 as of June 30, 2019 and December 31, 2018, respectively. Purchases of certificates of deposit were $979,000 and $2,905,000 for the six months ended June 30, 2019 and 2018, respectively. Proceeds from the maturity of certificates of deposit were $1,670,000 and $2,192,890 for the six months ended June 30, 2019 and 2018, respectively.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Class	Methods and/or Assumptions

Cash and cash equivalents:	Carrying value approximates fair value due to its readily convertible characteristic.

Certificate of Deposit:	Held until maturity and recorded at amortized cost which approximates fair value.

Equity Investment in mutual funds:	Carrying value adjusted to and presented at fair market value.

The estimated fair value of the Company's financial instruments are as follows:

		June 30, 2019		December 31, 2018
Financial Assets:	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	1	$2,484,361	$2,484,361	$1,860,736	$1,860,736
Certificate of deposit - short term	1	3,164,000	3,164,000	3,370,000	3,370,000
Certificate of deposit - long term	1	240,000	240,000	725,000	725,000
Equity investment in mutual funds	1	247,793	248,032	244,832	244,825
Total		$6,136,154	$6,136,393	$6,200,568	$6,200,561

Note 5:      Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2019	2018

Land	$7,023,053	$7,051,412
Timber	2,180,251	2,162,390
Building and equipment	108,602	108,602
	9,311,906	9,322,404
Accumulated depreciation	(77,427)	(76,416)
Total	$9,234,479	$9,245,988

During the six months ended June 30, 2019 and 2018, the Company had a gain on sale of land of $80,876 and $881,654, respectively. For the six months ended June 30, 2018, $767,147 of the gain represented gain on the sale of an undivided 1/6th ownership interest in land.

Depreciation expense was $1,011 and $467 for the six months ended June 30, 2019 and 2018, respectively.

Depletion expense was $109 and $14,713 for the six months ended June 30, 2019 and 2018, respectively.

Note 6:      Segment Reporting

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, timber and surface. The Company’s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

The tables below present financial information for the Company’s three operating business segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Oil and gas	$143,036	$160,731	$233,932	$281,768
Timber sales	-	176,559	14,481	355,008
Surface revenue	73,772	56,743	121,870	103,952
Total segment revenues	216,808	394,033	370,283	740,728

Cost and expenses:
Oil and gas costs	13,643	13,287	28,167	29,943
Timber costs	687	14,784	5,084	35,378
Surface costs	115	7,513	693	14,503
Total segment costs and expenses	14,445	35,584	33,944	79,824

Income from operations:
Oil and gas	129,393	147,444	205,765	251,825
Timber	(687)	161,775	9,397	319,630
Surface	73,657	49,230	121,177	89,449
Total segment income from operations	202,363	358,449	336,339	660,904
Other income (expense) before income taxes	(174,501)	(117,694)	(192,593)	640,754
Income before income taxes	$27,862	$240,755	$143,746	$1,301,658

	Six Months Ended	Year Ended
	June 30,	December 31,
	2019	2018
Identifiable Assets, net of accumulated depreciation
Timber	$2,180,251	$2,162,390
General corporate assets	13,525,438	13,439,611
Total	15,705,689	15,602,001

Capital expenditures:
Timber	17,970	45,067
Surface	-	4,900
General corporate assets	-	5,471
Total segment costs and expenses	17,970	55,438

Depreciation and depletion
Oil and gas	-	-
Timber	109	1,858
General corporate assets	1,011	2,027
Total	$1,120	$3,885

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

The Company’s President is a partner in Stockwell, Sievert, Viccellio, Clements, LLP (“Stockwell”). Beginning in August 2018, the Company began renting office space from Stockwell. The Company pays Stockwell $750 per month as rent for office space and associated services, $2,000 per month to reimburse the firm for an administrative assistant and reimburses Stockwell for miscellaneous office supplies and legal expenses. For the three months ended June 30, 2019, the Company recorded $8,458 in total of such expense, of which $2,250 was rent expense. For the six months ended June 30, 2019, the Company recorded $16,953 in total, of which $4,500 was rent expense.

Note 9:      Concentrations

Revenue from customers representing 5% or more of total revenue for the six months ended June 30, 2019 and 2018, respectively were:

	Six Months Ended June 30,
Count	2019	2018
1	$55,740	$250,334
2	38,333	77,137
3	32,315	73,110
4	29,774	47,567
5	26,959	38,333
6	20,072	-

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on March 21, 2019.

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

Results of Operations

Revenue – Three Months Ended June 30, 2019

Total revenues for the three months ended June 30, 2019 were $216,808, a decrease of approximately 45% when compared with the same period in 2018. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the three months ended June 30, 2019 as compared to 2018, are as follows:

	Three Months Ended
	June 30,

	2019	2018	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$143,036	$160,731	$(17,695)	(11.0)%
Timber	-	176,559	(176,559)	100.0%
Surface	73,772	56,743	17,029	30.0%
Total revenues	$216,808	$394,033	$(177,225)	(45.0)%

Oil and Gas

Oil and gas revenues were 66% and 41% of total revenues for the three months ended June 30, 2019 and 2018, respectively. A breakdown of oil and gas revenues for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 is as follows:

	Three Months Ended
	June 30,

	2019	2018	Change from Prior Year	Percent Change from Prior Year
Oil	$121,443	$131,640	$(10,197)	(7.7)%
Gas	16,927	28,145	(11,218)	(39.9)%
Lease and geophysical	4,666	946	3,720	393.2%
Total revenues	$143,036	$160,731	$(17,695)	(11.0)%

CKX received oil and/or gas revenues from 78 and 79 wells during the three months ended June 30, 2019 and 2018, respectively.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF for the three months ended June 30, 2019 and 2018:

	Three Months Ended
	June 30,
	2019	2018
Net oil produced (Bbl)(2)	1,946	1,838
Average oil sales price (per Bbl)(1,2)	$62.41	$71.62
Net gas produced (MCF)	6,223	8,524
Average gas sales price (per MCF)(1)	$2.72	$3.30

(1) Before deduction of production costs and severance taxes
(2) Excludes plant products

Oil revenues decreased for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, by $10,197. Gas revenues decreased for the three months ended June 30, 2019, as compared to the same period in 2018, by $11,218. As indicated from the schedule above, the decrease in oil revenues were due to a decrease in the average oil sales price per barrel, partially offset by an increase in the net oil produced. The decrease in gas revenues were due to a decrease in net gas produced and a decrease in the average price per MCF.

Lease and geophysical revenues increased for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, by $3,720. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Timber

Timber revenue was $0 and $176,559 for the three months ended June 30, 2019 and 2018, respectively. The decrease in timber revenues was due to wet weather during the second quarter of fiscal 2019 that limited customers’ ability to harvest timber.

Surface

Surface revenues increased for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, by $17,029. This is due to the receipt of lease bonuses and delay rentals. These amounts are non-recurring revenue recognized when received.

Revenue - Six Months Ended June 30, 2019

Total revenues for the six months ended June 30, 2019 were $370,283, a decrease of approximately 50% when compared with the same period in 2018. Components of revenues for the six months ended June 30, 2019 as compared to 2018, are as follows:

	Six Months Ended
	June 30,

	2019	2018	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$233,932	$281,768	$(47,836)	(17.0)%
Timber sales	14,481	355,008	(340,527)	(95.9)%
Surface revenue	121,870	103,952	17,918	17.2%
Total revenues	$370,283	$740,728	$(370,445)	(50.0)%

Oil and Gas

Oil and gas revenues were 63% and 38% of total revenues for the six months ended June 30, 2019 and 2018, respectively. A breakdown of oil and gas revenues for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 is as follows:

	Six Months Ended
	June 30,

	2019	2018	Change from Prior Year	Percent Change from Prior Year
Oil	$159,442	$225,763	$(66,321)	(29.4)%
Gas	69,149	51,520	17,629	34.2%
Lease and geophysical	5,341	4,485	856	19.1%
Total revenues	$233,932	$281,768	$(47,836)	(17.0)%

CKX received oil and/or gas revenues from 88 wells during the six months ended June 30, 2019 and 2018.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
	2019	2018
Net oil produced (Bbl)(2)	2,596	3,247
Average oil sales price (per Bbl)(1,2)	$61.43	$63.18
Net gas produced (MCF)	16,503	15,248
Average gas sales price (per MCF)(1)	$4.19	$3.38

(1) Before deduction of production costs and severance taxes
(2) Excludes plant products

Oil revenues decreased for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, by $66,321. Gas revenues increased for the six months ended June 30, 2019, as compared to the same period in 2018, by $17,629. As indicated from the schedule above, the decrease in oil revenues was due to a decrease in the net oil produced and a decrease in the average oil sales price per barrel. The increase in gas revenues was due to an increase in the net gas produced and an increase in the average price per MCF.

Lease and geophysical revenues increased for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, by $856. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Timber

Timber revenue was $14,481 and $355,008 for the six months ended June 30, 2019 and 2018, respectively. The decrease in timber revenues was due to wet weather during the first half of fiscal 2019 that limited customers’ ability to harvest timber.

Surface

Surface revenues increased for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, by $17,918. This is due to the receipt of lease bonuses and delay rentals. These amounts are non-recurring revenue recognized when received.

Costs and Expenses – Three and Six Months Ended June 30, 2019

Oil and gas costs increased slightly for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 by $356. Oil and gas costs decreased slightly for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 by $1,776. These variances are due to the normal variations in year to year costs.

Timber costs decreased for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 by $14,097. Timber costs decreased for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 by $30,294. This is primarily due to the decreased timber revenue occurring during the three and six months ended June 30, 2019.

Surface costs decreased for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 by $7,398. Surface costs decreased for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 by $13,810. This is primarily due to reduced maintenance expense.

General and administrative expenses increased for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 by $74,686. General and administrative expenses increased for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 by $62,160. This is primarily due to increased contract services, accounting, SEC filing and legal fees, offset by a decrease in salaries.

Gain on Sale of Land

Gain on sale of land and equipment was $4,950 and $3,334 for the three months ended June 30, 2019 and 2018, respectively. Gain on sale of land and equipment was $80,876 and $881,654 for the six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2018, $767,147 of the gain represented gain on the sale of an undivided 1/6th ownership interest in land.

Liquidity and Capital Resources

Sources of Liquidity

Current assets totaled $6,231,210 and current liabilities equaled $191,511 at June 30, 2019.

The Company had an unsecured revolving line of credit with Hancock Whitney Bank. The line of credit permitted the Company to draw a maximum aggregate amount of $1,000,000. Borrowings under the line of credit bore interest at a rate of 4.25%. The line of credit expired on June 25, 2019 and was not extended. As of June 30, 2019, there was no outstanding balance under the line of credit.

In the opinion of management, cash and cash equivalents, and certificates of deposit are adequate for projected operations and possible land acquisitions.

Analysis of Cash Flows

Net cash provided by (used in) operating activities changed from $5,132 to $(51,255) for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, respectively. The change was attributable primarily to the decrease in net income offset by the decrease on the gain on the sale of land.

Net cash provided by investing activities was $779,304 and $244,250 for the six months ended June 30, 2019, and 2018, respectively.  For the six months ended June 30, 2019, this primarily resulted from purchases of certificates of deposit of $979,000, purchases of mutual funds of $2,961, costs of reforesting timber of $17,970, offset by proceeds from maturity of certificates of deposit of $1,670,000 and the proceeds from the sale of fixed assets of $109,235. For the six months ended June 30, 2018, this resulted from purchases of certificates of deposit of $2,905,000 and purchases of fixed assets of $40,134, offset by proceeds from maturity of certificates of deposit of $2,192,890 and from the proceeds of sale of fixed assets of $996,494.

Net cash used in financing activities was $0 and $233,099 for the six months ended June 30, 2019, and 2018, respectively.  For the six months ended June 30, 2018, this includes dividends paid.

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the six months ended June 30, 2019 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018 except for the adoption of ASU 2016-02 on January 1, 2019

Recent Accounting Pronouncements

See Note 1, Basis of Presentation and Recent Accounting Pronouncements, to our condensed financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 3. NOT APPLICABLE

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company’s principal executive and financial officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on its evaluation, management concluded that as of June 30, 2019, the Company’s disclosure controls and procedures were not effective due to the existence of material weaknesses in internal control over financial reporting, discussed more fully below.

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

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEMS 1 – 5. NOT APPLICABLE

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

Date: August 8, 2019

CKX LANDS, INC. By: /s/ Lee W. Boyer
Lee W. Boyer
President and Treasurer
(Principal executive and financial officer)