Form 10-Q
period 2019-09-30
CKX LANDS, INC.
filed 2019-11-07
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,942,495 shares of common stock are issued and outstanding as of November 1, 2019.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS BALANCE SHEETS AS OF SEPTEMBER 30, 2019 (UNAUDITED) AND DECEMBER 31, 2018 STATEMENTS OF INCOME FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED) STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED) STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018 (UNAUDITED) NOTES TO FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2019 (UNAUDITED)	1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 4.	CONTROLS AND PROCEDURES	16

PART II.	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	16

ITEM 1A.	RISK FACTORS	16

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	16

ITEM 4.	MINE SAFETY DISCLOSURES	16

ITEM 5.	OTHER INFORMATION	16

ITEM 6.	EXHIBITS	16

SIGNATURES		17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CKX LANDS, INC.

BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash	$2,940,360	$1,860,736
Certificates of deposit	3,173,000	3,370,000
Equity investment in mutual funds	249,436	244,825
Accounts receivable	111,388	118,463
Prepaid expense and other assets	86,362	36,989
Total current assets	6,560,546	5,631,013
Long-term certificate of deposit	-	725,000
Property and equipment, net	9,238,383	9,245,988
Total assets	$15,798,929	$15,602,001

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade payables and accrued expenses	132,041	146,268
Unearned revenue	94,740	58,893
Income tax payable	-	11,654
Total current liabilities	226,781	216,815
Deferred income tax payable	187,664	187,664
Total liabilities	414,445	404,479

Stockholders' equity:
Common stock, 3,000,000 authorized, no par value, 1,942,495 issued and outstanding as of September 30, 2019 and December 31, 2018	59,335	59,335
Retained earnings	15,325,149	15,138,187
Total stockholders' equity	15,384,484	15,197,522
Total liabilities and stockholders' equity	$15,798,929	$15,602,001

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues:
Oil and gas	$174,097	$178,640	$408,029	$464,895
Timber sales	16,717	56,929	31,198	411,936
Surface revenue	27,940	22,127	130,644	109,133
Surface revenue - related party	9,583	-	28,749	12,459
Total revenue	228,337	257,696	598,620	998,423
Costs, expenses and (gains):
Oil and gas costs	20,196	18,435	48,364	48,378
Timber costs	9,292	15,212	14,376	50,591
Surface costs	581	10,717	1,274	25,220
General and administrative expense	143,198	136,366	471,668	402,674
Depreciation expense	507	1,050	1,517	1,517
Gain on sale of land	-	-	(80,876)	(881,654)
Total costs, expenses and (gains)	173,774	181,780	456,323	(353,274)
Income from operations	54,563	75,916	142,297	1,351,697

Interest income	28,512	26,301	84,524	52,176
Income before income taxes	83,075	102,217	226,821	1,403,873
Federal and state income tax expense:
Current	25,105	16,817	39,859	329,409
Deferred	-	-	-	-
Total income taxes	25,105	16,817	39,859	329,409
Net income	$57,970	$85,400	$186,962	$1,074,464
Dividends paid	-	-	-	(233,099)
Net income available to common shareholders	$57,970	$85,400	$186,962	$841,366

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, June 30, 2019 (unaudited)	1,942,495	$59,335	$15,267,179	$15,326,514
Net income	-	-	57,970	57,970
Balances, September 30, 2019 (unaudited)	1,942,495	$59,335	$15,325,149	$15,384,484

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, June 30, 2018 (unaudited)	1,942,495	$59,335	$15,012,192	$15,071,527
Net income	-	-	85,400	85,400
Balances, September 30, 2018 (unaudited)	1,942,495	$59,335	$15,097,592	$15,156,927

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, December 31, 2018	1,942,495	$59,335	$15,138,187	$15,197,522
Net income	-	-	186,962	186,962
Balances, September 30, 2019 (unaudited)	1,942,495	$59,335	$15,325,149	$15,384,484

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, December 31, 2017	1,942,495	$59,335	$14,256,226	$14,315,561
Dividends paid	-	-	(233,099)	(233,099)
Net income	-	-	1,074,464	1,074,464
Balances, September 30, 2018 (unaudited)	$1,942,495	$59,335	$15,097,592	$15,156,926

The accompanying notes are an integral part of these unaudited financial statements.

 CKX LANDS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$186,962	$1,074,464
Less non-cash expenses included in net income:
Depreciation expense	1,517	1,517
Depletion expense	288	13,896
Gain on sale of land	(80,876)	(881,654)
Unrealized gain on equity investment in mutual funds	(246)	-
Changes in operating assets and liabilities:
Increase (decrease) in current assets	(42,297)	(67,375)
Increase (decrease) in current liabilities	9,966	(42,759)
Net cash provided by operating activities	75,314	98,089

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of certificates of deposit	(1,468,000)	(3,145,000)
Proceeds from maturity of certificates of deposit	2,390,000	2,662,890
Purchases of mutual funds	(4,365)	-
Costs of reforesting timber	(22,560)	(39,317)
Proceeds from the sale of fixed assets	109,235	996,494
Net cash provided by investing activities	1,004,310	475,067

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	-	(233,099)
Net cash used in financing activities	-	(233,099)

NET INCREASE IN CASH AND RESTRICTED CASH	1,079,624	340,057
Cash and restricted cash, beginning of the period	1,860,736	1,652,404
Cash and restricted cash, end of the period	$2,940,360	$1,992,461

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$67,107	$355,387

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The “Company,” “we,” “us,” and “our,” refer to CKX Lands, Inc.

Note 1:      Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2018 included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

Equity Investment

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition of Financial Assets and Financial Liabilities,” (ASU 2016-01), which makes targeted amendments to the guidance for recognition, measurement, presentation and disclosure of financial instruments.  The guidance under ASU 2016-01 requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income.  As of September 30, 2019, and December 31, 2018, the Company classified $249,436 and $244,825, respectively, of mutual funds as equity securities.  The Company invests in ultra-short, high quality U.S. dollar money market funds, foreign funds, and obligations issued by the U.S. Government. The Company did not hold any equity investments until the fourth quarter of 2018, accordingly, there are no effects on the Company’s investments from the adoption of ASU 2016-01.

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

Property, Building and Equipment

Property, building, and equipment is stated at cost. Major additions are capitalized. Maintenance and repairs are charged to income as incurred. Depreciation is computed on the straight-line and accelerated methods over the following estimated useful lives of the assets:

Furniture and equipment (in years)	5	-	7
Land improvements (in years)		15

Impairment of Long-lived Assets

Long-lived assets, such as land, timber and property, buildings, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value may be determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models. The Company recorded no impairment charges during the nine months ended September 30, 2019 and 2018.

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

Oil and Gas

Oil and gas revenue is generated through customer contracts, where we provide the customer access to a designated tract of land upon which the customer performs exploration, extraction, production and ultimate sale of the oil and gas. The Company receives royalties on all oil and gas produced by the customer. The performance obligation identified in oil and gas related contracts is the production of oil and gas on the designated tract of land. The performance obligation is satisfied at a point in time, which is when the customer produces oil and gas. The transaction price is comprised of fixed fees (royalties) on all oil and gas produced. The Company accrues monthly royalty revenues based upon estimates and adjusts to actual as the Company receives payments. Net accrued royalty income was $111,915 and $93,594 as of September 30, 2019 and December 31, 2018, respectively. There are no capitalized contract costs associated with oil and gas contracts. The accounting of royalty income remains largely unchanged upon implementation of ASC 606.

Timber

Timber revenue is generated through customer contracts executed as a pay-as-cut arrangement, where the customer acquires the right to harvest specified timber on a designated tract for a set period of time at agreed-upon unit prices. The performance obligation identified in timber related contracts is the severing of a single tree.

We satisfy our performance obligation when timber is severed, at which time revenue is recognized. The transaction price for timber sales is determined using contractual rates applied to harvest volumes. The Company may receive a deposit at the time of entering into a stumpage agreement and this deposit is recorded in trade payables and accrued expenses until earned. The Company held stumpage agreement deposits of $54,300 at September 30, 2019 and December 31, 2018. There are no capitalized contract costs associated with timber contracts. The accounting of timber revenue remains largely unchanged upon implementation of ASC 606.

Surface

Surface revenue is earned through annual leases for agricultural and hunting activities and the Company records revenues evenly over the term of these leases.  Surface revenues from these sources are recurring on an annual basis.  Unearned surface revenues are recorded in trade payables and accrued expenses and were $94,741 and $58,893 at September 30, 2019, and December 31, 2018, respectively.

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

Basic and Diluted Earnings per share

Net earnings per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income per share excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2019, and 2018 there were no dilutive shares outstanding.

Dividends

In determining whether a dividend will be declared, the Board of Directors will take into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions among other information deemed relevant. Dividends paid per common share are based on the weighted average number of shares of common stock outstanding during the period. The Company declared and paid a dividend of $233,099 during the nine months ended September 30, 2018. No dividends were declared during the nine months ended September 30, 2019.

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

Note 2:      Certificates of Deposit

The Company has certificates of deposit for investment purposes. Certificates of deposit have maturities greater than three months when purchased, in amounts not greater than $250,000. All certificates of deposit are held until maturity and recorded at cost which approximates fair value. Certificates of deposit mature through August of 2020. Total certificates of deposit were $3,173,000 and $4,095,000 as of September 30, 2019 and December 31, 2018, respectively. Purchases of certificates of deposit were $1,468,000 and $3,145,000 for the nine months ended September 30, 2019 and 2018, respectively. Proceeds from the maturity of certificates of deposit were $2,390,000 and $2,662,890 for the nine months ended September 30, 2019 and 2018, respectively.

Note 3:      Fair Value of Financial Instruments

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Class	Methods and/or Assumptions

Cash and cash equivalents:	Carrying value approximates fair value due to its readily convertible characteristic.

Certificate of Deposit:	Held until maturity and recorded at amortized cost which approximates fair value.

Equity Investment in mutual funds:	Carrying value adjusted to and presented at fair market value.

The estimated fair value of the Company's financial instruments are as follows:

		September 30, 2019		December 31, 2018
Financial Assets:	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	1	$2,940,360	$2,940,360	$1,860,736	$1,860,736
Certificate of deposit - short term	1	3,173,000	3,173,000	3,370,000	3,370,000
Certificate of deposit - long term	1	-	-	725,000	725,000
Equity investment in mutual funds	1	249,197	249,436	244,832	244,825
Total		$6,362,557	$6,362,796	$6,200,568	$6,200,561

Note 4:      Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2019	2018

Land	$7,023,053	$7,051,412
Timber	2,184,661	2,162,390
Building and equipment	108,602	108,602
	9,316,316	9,322,404
Accumulated depreciation	(77,933)	(76,416)
Total	$9,238,383	$9,245,988

During the nine months ended September 30, 2019 and 2018, the Company had a gain on sale of land of $80,876 and $881,654, respectively. For the nine months ended September 30, 2018, $767,147 of the gain represented gain on the sale of an undivided 1/6th ownership interest in land.

Depreciation expense was $1,517 for the nine months ended September 30, 2019 and 2018.

Depletion expense was $288 and $13,896 for the nine months ended September 30, 2019 and 2018, respectively.

Note 5:      Segment Reporting

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, timber and surface. The Company’s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

The tables below present financial information for the Company’s three operating business segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Oil and gas	$174,097	$178,640	$408,029	$464,895
Timber sales	16,717	56,929	31,198	411,936
Surface revenue	37,523	22,127	159,393	121,592
Total segment revenues	228,337	257,696	598,620	998,423

Cost and expenses:
Oil and gas costs	20,196	18,435	48,364	48,378
Timber costs	9,292	15,212	14,376	50,591
Surface costs	581	10,717	1,274	25,220
Total segment costs and expenses	30,069	44,364	64,014	124,189

Income from operations:
Oil and gas	153,901	160,205	359,665	416,517
Timber	7,425	41,717	16,822	361,345
Surface	36,942	11,410	158,119	96,372
Total segment income from operations	198,268	213,332	534,606	874,234
Other income (expense) before income taxes	(115,193)	(111,115)	(307,785)	529,639
Income before income taxes	$83,075	$102,217	$226,821	$1,403,873

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2019	2018
Identifiable Assets, net of accumulated depreciation
Timber	$2,184,661	$2,162,390
General corporate assets	13,614,268	13,439,611
Total	15,798,929	15,602,001

Capital expenditures:
Timber	22,560	45,067
Surface	-	4,900
General corporate assets	-	5,471
Total segment costs and expenses	22,560	55,438

Depreciation and depletion
Oil and gas	-	-
Timber	288	1,858
General corporate assets	1,517	2,027
Total	$1,805	$3,885

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

Note 6:      Income Taxes

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

Note 7:      Related Party Transactions

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

The Company’s President is a partner in Stockwell, Sievert, Viccellio, Clements, LLP (“Stockwell”). Beginning in August 2018, the Company began renting office space from Stockwell. The Company pays Stockwell $750 per month as rent for office space and associated services, $2,000 per month to reimburse the firm for an administrative assistant and reimburses Stockwell for miscellaneous office supplies and legal expenses. For the three months ended September 30, 2019, the Company recorded $8,468 in total of such expense, of which $2,250 was rent expense. For the nine months ended September 30, 2019, the Company recorded $25,512 in total, of which $6,750 was rent expense.

Note 8:      Concentrations

Revenue from customers representing 5% or more of total revenue for the nine months ended September 30, 2019 and 2018, respectively were:

	Nine Months Ended September 30,
Count	2019	2018
1	$82,644	$254,018
2	46,267	117,589
3	41,213	93,563
4	38,333	72,557
5	38,246	44,316
6	30,293	-

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

Results of Operations

Revenue – Three Months Ended September 30, 2019

Total revenues for the three months ended September 30, 2019 were $228,337, a decrease of approximately 11% when compared with the same period in 2018. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the three months ended September 30, 2019 as compared to 2018, are as follows:

	Three Months Ended
	September 30,
	2019	2018	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$174,097	$178,640	$(4,543)	(2.5)%
Timber	16,717	56,929	(40,212)	(70.6)%
Surface	37,523	22,127	15,396	69.6%
Total revenues	$228,337	$257,696	$(29,359)	(11.4)%

Oil and Gas

Oil and gas revenues were 76% and 69% of total revenues for the three months ended September 30, 2019 and 2018, respectively. A breakdown of oil and gas revenues for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 is as follows:

	Three Months Ended
	September 30,
	2019	2018	Change from Prior Year	Percent Change from Prior Year
Oil	$145,511	$142,664	$2,847	2.0%
Gas	28,029	24,971	3,058	12.2%
Lease and geophysical	557	11,005	(10,448)	(94.9)%
Total revenues	$174,097	$178,640	$(4,543)	(2.5)%

CKX received oil and/or gas revenues from 80 wells during the three months ended September 30, 2019 and 2018.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF for the three months ended September 30, 2019 and 2018:

	Three Months Ended
	September 30,
	2019	2018
Net oil produced (Bbl)(2)	2,308	1,448
Average oil sales price (per Bbl)(1,2)	$63.05	$75.25
Net gas produced (MCF)	9,274	5,165
Average gas sales price (per MCF)(1)	$3.02	$4.26

(1) Before deduction of production costs and severance taxes
(2) Excludes plant products

Oil revenues increased for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, by $2,847. Gas revenues increased for the three months ended September 30, 2019, as compared to the same period in 2018, by $3,058. As indicated from the schedule above, the increase in oil revenues were due to an increase in the net oil produced, offset by a decrease in the average oil sales price per barrel. The increase in gas revenues were due to an increase in net gas produced and a decrease in the average price per MCF.

Lease and geophysical revenues decreased for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, by $10,448. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Timber

Timber revenue was $16,717 and $56,929 for the three months ended September 30, 2019 and 2018, respectively. The decrease in timber revenues was due to wet weather during the third quarter of fiscal 2019 that limited customers’ ability to harvest timber.

Surface

Surface revenues increased for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, by $15,396. This increase is due to an increase in the price per acre charge for leases.

Revenue - Nine Months Ended September 30, 2019

Total revenues for the nine months ended September 30, 2019 were $598,620, a decrease of approximately 40% when compared with the same period in 2018. Components of revenues for the nine months ended September 30, 2019 as compared to 2018, are as follows:

	Nine Months Ended
	September 30,
	2019	2018	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$408,029	$464,895	$(56,866)	(12.2)%
Timber sales	31,198	411,936	(380,738)	(92.4)%
Surface revenue	159,393	121,592	37,801	31.1%
Total revenues	$598,620	$998,423	$(399,803)	(40.0)%

Oil and Gas

Oil and gas revenues were 68% and 47% of total revenues for the nine months ended September 30, 2019 and 2018, respectively. A breakdown of oil and gas revenues for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 is as follows:

	Nine Months Ended
	September 30,
	2019	2018	Change from Prior Year	Percent Change from Prior Year
Oil	$304,953	$375,676	$(70,723)	(18.8)%
Gas	97,178	76,223	20,955	27.5%
Lease and geophysical	5,898	8,509	(2,611)	(30.7)%
Total revenues	$408,029	$460,408	$(52,379)	(11.4)%

CKX received oil and/or gas revenues from 97 and 89 wells during the nine months ended September 30, 2019 and 2018, respectively.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
	2019	2018
Net oil produced (Bbl)(2)	4,904	4,678
Average oil sales price (per Bbl)(1,2)	$62.19	$67.29
Net gas produced (MCF)	25,777	20,334
Average gas sales price (per MCF)(1)	$3.77	$3.60

(1) Before deduction of production costs and severance taxes
(2) Excludes plant products

Oil revenues decreased for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, by $70,723. Gas revenues increased for the nine months ended September 30, 2019, as compared to the same period in 2018, by $20,955. As indicated from the schedule above, the decrease in oil revenues was due to a decrease in the net oil produced and a decrease in the average oil sales price per barrel. The increase in gas revenues was due to an increase in the net gas produced and an increase in the average price per MCF.

Lease and geophysical revenues decreased for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, by $2,611. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Timber

Timber revenue was $31,198 and $411,936 for the nine months ended September 30, 2019 and 2018, respectively. The decrease in timber revenues was due to wet weather during the first three quarters of fiscal 2019 that limited customers’ ability to harvest timber.

Surface

Surface revenues increased for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, by $37,801. This is due to the receipt of lease bonuses and delay rentals and an increase in the price per acre charge for leases.

Costs and Expenses – Three and Nine Months Ended September 30, 2019

Oil and gas costs increased slightly for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 by $1,761. Oil and gas costs decreased slightly for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 by $14. These variances are due to the normal variations in year to year costs.

Timber costs decreased for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 by $5,920. Timber costs decreased for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 by $36,215. This is primarily due to the decreased timber revenue occurring during the three and nine months ended September 30, 2019.

Surface costs decreased for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 by $10,136. Surface costs decreased for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 by $23,946. This is primarily due to reduced maintenance expense.

General and administrative expenses increased for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 by $6,831. General and administrative expenses increased for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 by $68,993. This is primarily due to increased contract services, accounting, SEC filing and legal fees, offset by a decrease in salaries.

Gain on Sale of Land

Gain on sale of land and equipment was $0 for the three months ended September 30, 2019 and 2018. Gain on sale of land and equipment was $80,876 and $881,654 for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2018, $767,147 of the gain represented gain on the sale of an undivided 1/6th ownership interest in land.

Liquidity and Capital Resources

Sources of Liquidity

Current assets totaled $6,560,546 and current liabilities equaled $226,781 at September 30, 2019.

The Company entered into an unsecured revolving line of credit with Hancock Whitney Bank on June 25, 2018. The line of credit permitted the Company to draw a maximum aggregate amount of $1,000,000. Borrowings under the line of credit bore interest at a rate of 4.25%. The line of credit expired on June 25, 2019 and was not extended. As of September 30, 2019, there was no outstanding balance under the line of credit.

In the opinion of management, cash and cash equivalents, and certificates of deposit are adequate for projected operations and possible land acquisitions.

Analysis of Cash Flows

Net cash provided by operating activities decreased by $22,775 to $75,314 for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, respectively. The change was attributable primarily to the decrease in net income offset by the decrease on the gain on the sale of land.

Net cash provided by investing activities was $1,004,310 and $475,067 for the nine months ended September 30, 2019, and 2018, respectively.  For the nine months ended September 30, 2019, this primarily resulted from purchases of certificates of deposit of $1,468,000, purchases of mutual funds of $4,365, and costs of reforesting timber of $22,560, offset by proceeds from maturity of certificates of deposit of $2,390,000 and the proceeds from the sale of fixed assets of $109,235. For the nine months ended September 30, 2018, this resulted from purchases of certificates of deposit of $3,145,000 and costs of reforesting timber of $39,317, offset by proceeds from maturity of certificates of deposit of $2,662,890 and from the proceeds of sale of fixed assets of $996,494.

Net cash used in financing activities was $0 and $233,099 for the nine months ended September 30, 2019, and 2018, respectively.  For the nine months ended September 30, 2018, this includes dividends paid.

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the nine months ended September 30, 2019 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018 except for the adoption of ASU 2016-02 on January 1, 2019, as discussed in Note 1.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation and Recent Accounting Pronouncements, to our condensed financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2019, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 3. NOT APPLICABLE

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company’s principal executive and financial officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on its evaluation, management concluded that as of September 30, 2019, the Company’s disclosure controls and procedures were not effective due to the existence of material weaknesses in internal control over financial reporting, discussed more fully below.

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

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.4	Amended and Restated By-Laws of the Registrant (adopted as of August 8, 2019) (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 001-31905) filed on August 9, 2019).

31*	Certification of Lee W. Boyer, President and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Lee W. Boyer, President and Treasurer, pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith
**	Furnished herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2019

CKX LANDS, INC. By: /s/ Lee W. Boyer
Lee W. Boyer
President and Treasurer
(Principal executive and financial officer)