Form 10-K
period 2019-12-31
CKX LANDS, INC.
filed 2020-03-16
CIK 352955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

YES ☐     NO ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2019 based on the closing price on that date of $9.75 was $13,398,011.

The number of shares of the registrant’s Common Stock outstanding as of March 4, 2020, was 1,942,495.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement prepared in connection with the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

 FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

The source of all raw materials for the Company is the land itself. All oil and gas from our lands will eventually deplete, but we have no access to depletion information. Timber and agricultural crops are renewable resources. The Company’s three reportable business segments are oil and gas, timber, and surface. Segment revenue and related business segment financial information are included in the notes to financial statements.

The Company’s oil and gas income fluctuates as new oil and gas production is discovered on Company land and then ultimately depletes or becomes commercially uneconomical to produce. The volatility in the daily commodity pricing of a barrel of oil or a thousand cubic feet (“MCF”) of gas will also cause fluctuations in the Company’s oil and gas income. Oil and gas revenues were 62% of the Company’s total revenues in 2019 and 49% in 2018.

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

The Company actively searches for additional real estate for purchase in Louisiana with a focus on southwest Louisiana. When evaluating unimproved real estate for purchase, the Company will consider numerous characteristics including but not limited to timber fitness, agriculture fitness, future development opportunities and/or mineral potential. When evaluating improved real estate for purchase, the Company will consider characteristics including but not limited to geographic location, quality of existing revenue streams, and/or quality of the improvements. CKX owns a 100% interest in 7,484 acres and undivided interests ranging from 1.660% to 77.778% in 43,4784 acres, resulting in an ownership of approximately 13,972 net acres.

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

Customers

The Company’s customers are those who have mineral leases on Company lands, purchase timber in competitive bids or execute surface leases for farming, hunting, right of ways or other purposes. During 2019, the Company received approximately 41.26% of its total revenues from the following customers:

Customer	Revenue Type	% of Total Revenue
Pintail Oil & Gas LLC	Oil & Gas	13.26%
Texegy Operating Company LLC	Oil & Gas	8.96%
Kaiser-Frances Oil Company	Oil & Gas	6.7%
Riceland Petroleum Company	Oil & Gas	6.67%
C6 Operating LLC	Oil & Gas	5.7%

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

Our common stock may not have an active, liquid, and orderly trading market due to the relatively low number of shares that are available for trading. Active, liquid, and orderly trading markets usually result in less price volatility and more efficiency in carrying out purchase and sale orders. The trading volume in our common stock may fluctuate and cause price variations to occur.

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

Our disclosure controls and procedures and internal control over financial reporting were not effective in the past.

Our principal executive and financial officer evaluated our internal control over financial reporting as of December 31, 2018, and concluded that as of that date, they were not effective due to material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In addition, as a result of the material weaknesses, our principal executive and financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective. We remediated our disclosure controls and procedures and internal control over financial reporting throughout 2019, and our management concluded that our disclosure controls and procedures and internal controls over financial reporting were effective as of December 31, 2019. Nevertheless, we have only one part-time employee, who is both our principal executive and financial officer. In the future, our lack of internal staff could lead to new material weaknesses that would render our disclosure controls and procedures and internal controls over financial reporting ineffective. Until any such future material weaknesses are remediated, they could lead to errors in our financial results and other public filings, which could have an adverse effect on our business, our financial condition, our results of operations, and our cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company owns approximately 13,972 net acres all located in Louisiana. The approximate gross and net acres located in each Louisiana parish are presented below.

Parish	Gross Acres	Net Acres	Segment(s)

Calcasieu	16,109	4,820	Oil and gas, timber and surface
Jefferson Davis	9,737	2,326	Oil and gas, timber and surface
Allen	8,148	2,483	Oil and gas, timber and surface
Beauregard	7,357	3,588	Oil and gas, timber and surface
Cameron	1,248	274	Oil and gas, surface
LaFourche	240	40	Oil and gas
Natchitoches	200	200	Timber
Vermilion	180	30	Oil and gas, surface
Rapides	129	129	Timber
St. Landry	80	32	Timber
Sabine	50	50	Timber

Total	43,478	13,972

Included in the 13,972 net acres presented above, are approximately 7,484 acres owned 100% by the Company. The Louisiana parish location for these 100% owned lands is presented below:

Parish	Acres	Segment(s)

Beauregard	2,754	Oil and gas, timber and surface
Calcasieu	2,384	Oil and gas, timber and surface
Allen	1,121	Oil and gas, timber and surface
Jefferson Davis	684	Timber and surface
Natchitoches	200	Timber and surface
Cameron	162	None
Rapides	129	Timber
Sabine	50	Timber

Total	7,484

For management purposes, the Company classifies the 13,972 net acres owned by CKX as follows: 10,522 net acres are timber lands, 2,361 net acres are agriculture lands, 895 net acres are marsh lands and 194 net acres are located in metropolitan areas.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company was not involved in any legal proceedings as of December 31, 2019.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the NYSE American under the trading symbol CKX.

Common Stock

As of March 4, 2020, there were 1,942,495 shares outstanding. There were no sales of unregistered securities of the Company and no purchases of CKX equity securities by the Company during 2019.

Holders

On March 4, 2020, we had 452 stockholders of record.

Dividend Policy

The Company does not currently pay dividends on a regular basis.  In determining whether to declare a dividend, the Board of Directors takes into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions among other information deemed relevant.

Pursuant to a dividend reversion clause in the Company’s Articles of Incorporation, dividends not claimed within one year after a dividend becomes payable will expire and revert in full ownership to the Company and the Company’s obligation to pay such dividend will cease. During 2019 and 2018, the Company received no dividend reversions.

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

Summary of Fiscal Year 2019 Results

During the year ended December 31, 2019, the Company experienced a substantial decline in timber revenue compared to the year ended December 31, 2018.  This was primarily due to poor weather that made harvesting extremely difficult.  From a historical perspective, the Company’s annual timber revenue in the last seven years has ranged from a low of approximately $52,000 in 2015 to a high of $698,000 in 2014.  For the 2019 fiscal year, the Company’s oil and gas revenue declined 13.3% compared to fiscal year 2018, and surface revenue increased 45.5%.  The Company had a much lower gain on the sale of land and a minimal increase in general and administrative expenses for fiscal year 2019 as compared to fiscal year 2018.

Results of Operations - for the years ended December 31, 2019 and 2018

Revenue

Total revenues for 2019 were $811,271, a decrease of approximately 32% when compared with 2018 revenues of $1,194,763. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the year ended December 31, 2019 as compared to 2018, are as follows:

	Years Ended December 31,
	2019	2018	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$500,426	$576,976	$(76,550)	(13.3)%
Timber sales	72,847	454,177	(381,330)	(84.0)%
Surface revenue	237,998	163,610	74,388	45.5%
Total revenues	$811,271	$1,194,763	$(383,492)	(32.1)%

Oil and Gas

Oil and gas revenues were 62% and 49% of total revenues for 2019 and 2018, respectively. A breakdown of oil and gas revenues for the years ended December 31, 2019 as compared to 2018 are as follows:

	Years Ended December 31,
	2019	2018	Change from Prior Year	Percent Change from Prior Year
Oil	$383,578	$487,276	$(103,698)	(21.3)%
Gas	109,164	89,700	19,464	21.7%
Lease and geophysical	7,684	4,487	3,197	71.3%
Total revenues	$500,426	$581,463	$(81,037)	(13.9)%

CKX received oil and/or gas revenues from 101 and 95 wells during the years ended December 31, 2019 and 2018, respectively.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
Net oil produced (Bbl)(2)	6,272	6,956
Average oil sales price (per Bbl)(1,2)	$61.16	$68.57
Net gas produced (MCF)	32,107	25,776
Average gas sales price (per MCF)(1)	$3.40	$3.48

(1) Before deduction of production costs and severance taxes
(2) Excludes plant products

Oil revenues decreased for the year ended December 31, 2019, as compared to 2018, by $103,698. Gas revenues increased for the year ended December 31, 2019, as compared to 2018, by $19,464. As indicated from the schedule above, the changes were due to decreases in the average price per barrel and the average price per MCF, decreases in barrels of oil produced and an increase in net gas produced.

The following eight fields produced 92.33% of the Company’s oil and gas revenues in 2019. The following table shows the number of barrels of oil (Bbl Oil) and MCF of gas (MCF Gas) produced from these fields.

Field	Bbl Oil (1)	MCF Gas
South Bear Head Creek	1,821	1,757
South Jennings	447	9,298
Coward Gully	682	403
South Lake Charles	600	6,299
Castor Creek	686	25
Gonzales County	557	566
South Elton	159	2738
Pine Prairie	211	1,345

The following eight fields produced 91.29% of the Company’s oil and gas revenues in 2018. The following table shows the number of barrels of oil (Bbl Oil) and MCF of gas (MCF Gas) produced from these fields.

Field	Bbl Oil (1)	MCF Gas
South Bear Head Creek	2,172	2,513
South Gordon	220	4,290
Cowards Gully	720	458
South Jennings	429	8,102
Gonzales County	660	500
South Lake Charles	548	5,782
Caster Creek	705	19
South Elton	136	2,993

The Company was a lessor in the following non-producing mineral leases:

Activity	2019	2018
Bonus lease	1	1
Delay lease	2	2
Gross acres	200	200
Net acres	33	33

Lease and geophysical revenues increased for the year ended December 31, 2019, as compared to 2018, by $3,197. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Timber

Timber revenues were 9% and 38% of total revenues for 2019 and 2018, respectively. Timber revenues decreased for the year ended December 31, 2019, as compared to the year ended December 31, 2018, by $381,330. The decrease in timber revenues was due to wet weather during fiscal 2019 that limited customers’ ability to harvest timber.

Surface

Surface revenues were 29% and 13% of total revenues for 2019 and 2018, respectively. Surface revenues increased for the year ended December 31, 2019, as compared to 2018, by $78,875. This is due to the receipt of lease bonuses and delay rentals and an increase in the price per acre charge for leases.

Costs and Expenses

Oil and gas costs decreased slightly for the year ended December 31, 2019 as compared to 2018 by $4,110. These variances are due to the normal variations in year to year costs

Timber costs decreased for the year ended December 31, 2019 as compared to 2018 by $24,496. This is primarily due to the decreased timber revenue occurring during the year ended December 31, 2019.

Surface costs decreased for the year ended December 31, 2019 as compared to 2018 by $22,362. This is primarily due to reduced maintenance expense.

General and administrative expenses increased for the year ended December 31, 2019 as compared to 2018 by $43,719. This is primarily due to increased contract services, accounting, SEC filing and legal fees, offset by a decrease in salaries.

Gain on Sale of Land and Equipment

Gain on sale of land and equipment was $80,876 and $881,654 for the years ended December 31, 2019 and 2018, respectively. For the year ended December 31, 2018, this consisted of a gain on sale of wholly-owned land of $111,174, a 1/6th interest in land of $767,147, and of equipment of $3,333.

Outlook for Fiscal Year 2020

The Company will continue to consider and evaluate commercial, agricultural and, timber lands, and other business opportunities for acquisitions and to evaluate its current holdings for divestiture. The Company will consider purchases outside of southwest Louisiana and will consider developing its properties for commercial or residential purposes.

The Company will continue to actively market its timber. Rain levels were higher in 2019 when compared with 2018, so the harvesting of timber was hampered as compared to 2018. Stumpage prices have also been depressed when compared to recent historical prices. The Company will seek to enter into additional stumpage agreements.

The Company began directly managing its lands in 2017, except for approximately 5,030 acres of timber property in which the Company owns an undivided 1/6 interest, which is managed by Walker Louisiana Properties. The Company believes direct land management and continuing economic activity in southwest Louisiana will be a catalyst for increased surface revenue.

Liquidity and Capital Resources

Sources of Liquidity

The Company’s current assets totaled $6,620,448 and current liabilities equaled $217,412 at December 31, 2019.

The Company entered into an unsecured revolving line of credit with Hancock Whitney Bank on June 25, 2018. The line of credit permitted the Company to draw a maximum aggregate amount of $1,000,000. Borrowings under the line of credit bore interest at a rate of 4.25%. The line of credit expired on June 25, 2019 and was not extended. As of December 31, 2019, the Company had no outstanding debt.

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

Analysis of Cash Flows

Net cash provided by operating activities decreased by $46,851 to $194,711 for the year ended December 31, 2019, compared to $241,562 for the year ended December 31, 2018. The decrease in cash provided by operating activities was attributable primarily to a decrease in net income partially offset by the decrease on the gain on the sale of land.

Net cash provided by investing activities was $1,224,842 and $199,869 for the year ended December 31, 2019, and 2018, respectively.  For the year ended December 31, 2019, this included purchases of certificates of deposit of $2,456,000, purchases of mutual funds of $255,578 and costs of reforesting timber of $26,815, offset by proceeds from maturity of certificates of deposit, and proceeds from the sale of fixed assets of $109,235. For the year ended December 31, 2018, this included purchases of certificates of deposit of $3,145,000, purchases of mutual funds of $244,825 and costs of reforesting timber of $55,438, offset by proceeds from maturity of certificates of deposit of $2,662,890 and from the sales of fixed assets of $982,242.

Net cash used in financing activities was $0 and $233,099 for the year ended December 31, 2019, and 2018, respectively. For the year ended December 31, 2018, this included dividends paid.

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

The Company’s financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of December 31, 2019 and 2018 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended have been audited by MaloneBailey, LLP. MaloneBailey, LLP is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM 9A.              CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures that are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls and procedures included a review of the control objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. After conducting this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Internal control over financial reporting is the process designed under the principal executive and financial officer’s supervision, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

There are inherent limitations in the effectiveness of internal control over financial reporting, including the possibility that misstatements may not be prevented or detected. Accordingly, an effective control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, as required by Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control - Integrated Framework. Based on our assessment under the framework in Internal Control - Integrated Framework (2013 framework), management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2019, we initiated a process to implement certain controls to alleviate deficiencies which were noted in the Annual Report on Form 10-K for year ended December 31, 2018. Controls which were implemented throughout 2019 included, but were not limited to, proper segregation of duties, adequate review procedures, and engaging third-party service organizations with adequate technical expertise. While controls were implemented throughout 2019, as of September 30, 2019 testing of these controls was not yet completed. As of December 31, 2019, testing was completed indicating that controls had been properly implemented. No other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

(2)	Financial Statement Schedules. Financial Statement Schedules are not required.

(3)	Exhibits. See (b) below

(b)	Exhibits:

3.1	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Form 10-K (File No. 001-31905) for year ended December 31, 2018 filed on March 21, 2019).

3.2	Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to Form 10-K (File No. 001-31905) for year ended December 31, 2003 filed on March 19, 2004).

3.3

Articles of Amendment to the Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to Form 10-K (File No. 001-31905) for year ended December 31, 2018 filed on March 21, 2019).

3.4	By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 001-31905) filed on August 9, 2019).

4.1*	Description of capital stock.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2020.

CKX LANDS, INC.

By:

/s/ Lee Boyer
Lee Boyer
President and Treasurer
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2020.

/s/Lee W. Boyer
Lee W. Boyer	President, Treasurer and Director (Principal Executive and Financial Officer)

/s/ Mary Leach Werner
Mary Leach Werner	Secretary and Director

/s/Max H. Hart
Max H. Hart	Director

/s/Eugene T. Minvielle, IV
Eugene T. Minvielle, IV	Director

/s/Edward M. Ellington, II
Edward M. Ellington, II	Director

/s/ Michael B. White
Michael B. White	Director

/s/ Keith Duplechin
Keith Duplechin	Director

/s/ Daniel J. Englander
Daniel J. Englander	Director

/s/ William Gray Stream
William Gray Stream	Director

CKX LANDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CKX Lands, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CKX Lands, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 13, 2020

CKX LANDS, INC.

BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$3,280,289	$1,860,736
Certificates of deposit	2,697,000	3,370,000
Equity investment in mutual funds	500,642	244,825
Accounts receivable	102,786	118,463
Prepaid expense and other assets	39,731	36,989
Total current assets	6,620,448	5,631,013
Long-term certificate of deposit	-	725,000
Property and equipment, net	9,242,082	9,245,988
Total assets	$15,862,530	$15,602,001

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade payables and accrued expenses	62,253	91,968
Unearned revenue	165,158	113,193
Income tax payable	-	11,654
Total current liabilities	227,411	216,815
Deferred income tax payable	187,664	187,664
Total liabilities	415,075	404,479

Stockholders' equity:
Common stock, 3,000,000 authorized, no par value, 1,942,495 issued and outstanding as of December 31, 2019 and 2018	59,335	59,335
Retained earnings	15,388,120	15,138,187
Total stockholders' equity	15,447,455	15,197,522
Total liabilities and stockholders' equity	$15,862,530	$15,602,001

The accompanying notes are an integral part of these financial statements.

CKX LANDS, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018

Revenues:
Oil and gas	$500,426	$576,976
Timber sales	72,847	454,177
Surface revenue	199,665	125,277
Surface revenue - related party	38,333	38,333
Total revenue	811,271	1,194,763
Costs, expenses and (gains):
Oil and gas costs	57,454	63,231
Timber costs	21,144	45,640
Surface costs	1,274	23,636
General and administrative expense	618,919	573,532
Depreciation expense	1,750	2,027
Gain on sale of land	(80,876)	(881,654)
Total costs, expenses and (gains)	619,665	(173,588)
Income from operations	191,606	1,368,351

Interest income	109,582	97,502
Income before income taxes	301,188	1,465,853
Federal and state income tax expense:
Current	51,255	350,793
Deferred	-	-
Total income taxes	51,255	350,793
Net income	$249,933	$1,115,060
Dividends paid	-	(233,099)
Net income available to common shareholders	$249,933	$881,961

Per common stock, basic and diluted
Net income	$0.13	$0.57
Dividends	$-	$0.12

Weighted average shares outstanding, basic and diluted	1,942,495	1,942,495

The accompanying notes are an integral part of these financial statements.

CKX LANDS, INC. STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, December 31, 2018	1,942,495	$59,335	$15,138,187	$15,197,522
Net income	-	-	249,933	249,933
Balances, December 31, 2019	1,942,495	$59,335	$15,388,120	$15,447,455

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, December 31, 2017	1,942,495	$59,335	$14,256,226	$14,315,561
Dividends paid	-	-	(233,099)	(233,099)
Net income	-	-	1,115,060	1,115,060
Balances, December 31, 2018	$1,942,495	$59,335	$15,138,187	$15,197,522

The accompanying notes are an integral part of these financial statements.

CKX LANDS, INC.

 STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$249,933	$1,115,060
Less non-cash expenses included in net income:
Depreciation expense	1,750	2,027
Depletion expense	611	1,858
Gain on sale of land	(80,876)	(881,654)
Unrealized gain on equity investment in mutual funds	(240)	-
Changes in operating assets and liabilities:
Increase (decrease) in current assets	12,937	7,968
Increase (decrease) in current liabilities	10,596	(3,697)
Net cash provided by operating activities	194,711	241,562

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of certificates of deposit	(2,456,000)	(3,145,000)
Proceeds from maturity of certificates of deposit	3,854,000	2,662,890
Purchases of mutual funds	(255,578)	(244,825)
Costs of reforesting timber	(26,815)	(55,438)
Proceeds from the sale of fixed assets	109,235	982,242
Net cash provided by investing activities	1,224,842	199,869

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	-	(233,099)
Net cash used in financing activities	-	(233,099)

NET INCREASE IN CASH AND RESTRICTED CASH	1,419,553	208,332
Cash and restricted cash, beginning of the period	1,860,736	1,652,404
Cash and restricted cash, end of the period	$3,280,289	$1,860,736

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$67,107	$355,387

The accompanying notes are an integral part of these financial statements.

CKX LANDS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1:	Nature of Business and Significant Accounting Policies

Nature of Business

The Company was incorporated in the State of Louisiana on June 27, 1930. The Company’s business is the ownership and management of land. The primary activities consist of leasing its properties for minerals (oil and gas), raising and harvesting timber, and surface use (agriculture, right of ways, hunting).

Significant Accounting Policies

Basis of Presentation and Use of Estimates

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

Concentration of Credit Risk

The Company maintains its cash balances in six financial institutions. The amount on deposit in each financial institution is insured by the Federal Deposit Insurance Corporation up to $250,000.

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

Equity Investment

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition of Financial Assets and Financial Liabilities,” (ASU 2016-01), which makes targeted amendments to the guidance for recognition, measurement, presentation and disclosure of financial instruments.  The guidance under ASU 2016-01 requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income.  As of December 31, 2019, and 2018, the Company classified $500,642 and $244,825, respectively, of mutual funds as equity securities.  The Company invests in ultra-short, high quality U.S. dollar money market funds, foreign funds, and obligations issued by the U.S. Government. The Company did not hold any equity investments until the fourth quarter of 2018, accordingly, there are no effects on the Company’s investments from the adoption of ASU 2016-01.

Accounts Receivable

The Company’s accounts receivable consist of incomes received after quarter-end for royalties produced, timber harvested, and surface revenue earned prior to quarter-end.  When there are royalties that have not been received at the time of the preparation of the financial statements for months in the prior quarter, the Company estimates the amount to be received based on the average of the most recent 12 month’s royalties that were received from that particular well.  For timber and surface revenue not received at the time of preparation of the financial statements for months in the prior quarter, the Company analyzes subsequent receipts for revenues earned in the prior quarter.  The Company does not maintain an allowance for doubtful accounts because other than the accrual for earned but not received royalties, timber revenue, and surface revenue, it has no accounts receivable.

Property, Building and Equipment

Property, building, and equipment is stated at cost. Major additions are capitalized. Maintenance and repairs are charged to income as incurred. Depreciation is computed on the straight-line and accelerated methods over the following estimated useful lives of the assets:

Furniture and equipment (years)	5	-	7
Land improvements (years)		15

Impairment of Long-lived Assets

Long-lived assets, such as land, timber and property, buildings, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value maybe determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models. The Company recorded no impairment charges during 2019 and 2018.

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

Oil and Gas

Oil and gas revenue is generated through customer contracts, where we provide the customer access to a designated tract of land upon which the customer performs exploration, extraction, production and ultimate sale of the oil and gas. The Company receives royalties on all oil and gas produced by the customer. The performance obligation identified in oil and gas related contracts is the oil and gas produced on the designated tract of land. The performance obligation is satisfied at a point in time, which is when the customer produces oil and gas. The transaction price is comprised of fixed fees (royalties) on all oil and gas produced The Company accrues monthly royalty revenues based upon estimates and adjusts to actual as the Company receives payments. Accrued royalty income was $84,880 and $93,594 as of December 31, 2019 and 2018, respectively. There are no capitalized contract costs associated with oil and gas contracts. The accounting for royalty income remains largely unchanged upon implementation of ASC 606.

Timber

Timber revenue is generated through customer contracts executed as a pay-as-cut arrangement, where the customer acquires the right to harvest specified timber on a designated tract for a set period of time at agreed-upon unit prices. The performance obligation identified in timber related contracts is the severing of a single tree.

We satisfy our performance obligation when timber is severed, at which time revenue is recognized. The transaction price for timber sales is determined using contractual rates applied to harvest volumes. The Company may receive a deposit at the time of entering into a stumpage agreement and this deposit is recorded in unearned revenue until earned. The Company held stumpage agreement deposits of $87,300 and $54,300 at December 31, 2019 and 2018, respectively. Accrued timber income was $10,407 and $9,466 at December 31, 2019 and 2018, respectively. The accounting for timber revenue remains largely unchanged upon implementation of ASC 606.

Surface

Surface revenue is earned through annual leases for agricultural and hunting activities and the Company records revenues evenly over the term of these leases.  Surface revenues from these sources are recurring on an annual basis.  Unearned revenues were $77,857 and $58,893 at December 31, 2019 and 2018, respectively. Accrued surface revenue was $7,499 and $15,403 at December 31, 2019 and 2018, respectively.

Surface revenue is also earned through right of way and related temporary work-space leases, both of which are not unusual in occurrence and are not recurring sources of revenue. Generally, a right of way lease relates to either a utility or pipeline right of way that is a permanent servitude or exists for fixed periods of time greater than thirty years. The Company retains ownership of the land and the servitude is limited to the use of the surface. Revenue is recorded at the time of the agreement’s execution date. For income tax purposes, these types of agreements are treated as sales of business assets.

Other sources of surface revenue can be commercial activities leases and sales of surface minerals, such as dirt.

Basic and Diluted Earnings per share

Net earnings per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income per share excludes all potential common shares if their effect is anti-dilutive. As of December 31, 2019, and 2018 there were no dilutive shares outstanding.

Dividends

The Company does not currently pay dividends on a regular basis.  In determining whether to declare a dividend, the Board of Directors takes into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions, among other information deemed relevant. Dividends paid per common stock are based on the weighted average number of common stock shares outstanding during the period.

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

In accordance with generally accepted accounting principles, the Company has analyzed its filing positions in federal and state income tax returns for the tax returns that remain subject to examination. Generally, returns are subject to examination for three years after filing. The Company believes that all filing positions are highly certain and that all income tax filing positions and deductions would be sustained upon a taxing jurisdiction’s audit. Therefore, no reserve for uncertain tax positions is required. No interest or penalties have been levied against the Company and none are anticipated.

Other Taxes

Taxes, other than income taxes, which consisted of property, payroll, franchise and oil and gas production taxes were $151,204 and $159,573, for the years ended December 31, 2019 and 2018, respectively.

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

Note 2:      Certificates of Deposit

The Company has certificates of deposit for investment purposes. Certificates of deposit have maturities greater than three months when purchased, in amounts not greater than $250,000. All certificates of deposit are held until maturity and recorded at cost which approximates fair value. Certificates of deposit mature through August of 2020. Certificates of deposit were $2,697,000 and $4,095,000 as of December 31, 2019 and 2018, respectively. Purchases of certificates of deposit were $2,456,000 and $3,145,000 for the years ended December 31, 2019 and 2018, respectively. Proceeds from the maturity of certificates of deposit were $3,854,000 and $2,662,890 for the years ended December 31, 2019 and 2018, respectively.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Class	Methods and/or Assumptions

Cash and cash equivalents:	Carrying value approximates fair value due to its readily convertible characteristic.

Certificate of Deposit:	Held until maturity and recorded at amortized cost which approximates fair value.

Equity Investment in mutual funds:	Carrying value adjusted to and presented at fair market value.

The estimated fair value of the Company's financial instruments are as follows:

		December 31, 2019		December 31, 2018
Financial Assets:	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	1	$3,280,289	$3,280,289	$1,860,736	$1,860,736
Certificate of deposit - short term	1	2,697,000	2,697,000	3,370,000	3,370,000
Certificate of deposit - long term	1	-	-	725,000	725,000
Equity investment in mutual funds	1	500,410	500,642	244,832	244,825
Total		$6,477,699	$6,477,931	$6,200,568	$6,200,561

Note 4:      Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2019	2018

Land	$7,023,053	$7,051,412
Timber	2,188,594	2,162,390
Building and equipment	108,602	108,602
	9,320,249	9,322,404
Accumulated depreciation	(78,167)	(76,416)
Total	$9,242,082	$9,245,988

Depreciation, depletion and amortization expense was $2,361 and $3,885 for the years ended December 31, 2019 and 2018, respectively.

Note 5:      Land Purchases and Sales

Land Purchases

The Company did not purchase any lands during the years ended December 31, 2019 and 2018.

Land Sales

During the year ended December 31, 2019, the Company sold the following lands:

	+/-	Louisiana				Mineral
Quarter	Acres	Parish	Ownership	Land	Timber	Rights %
1st	16.26	Calcasieu	100.00%	$112,500	-	0%
2nd	20	Calcasieu	16.67%	$5,000	-	0%

During the year ended December 31, 2018, the Company sold the following lands:

	+/-	Louisiana				Mineral
Quarter	Acres	Parish	Ownership	Land	Timber	Rights %
1st	17	Calcasieu	100%	$128,000	-	0%
1st	20	Calcasieu	16.7%	$147,625	-	0%
1st	211	Calcasieu	16.7%	$536,572	-	100%
1st	76	Calcasieu	16.7%	$189,167	-	0%

For the years ended December 31, 2019 and 2018, the gains on sales of land were $80,876 and $881,654, respectively.

Note 6:      Dividends

No dividends were declared or paid during 2019. On March 22, 2018, the Company declared a dividend of $0.12 cents per common share payable to shareholders of record as of April 5, 2018. Total dividends of $233,099 were paid on April 12, 2018.

Note 7:      Oil and Gas Leases

Results of oil and gas leasing activities for the year ending December 31, 2019 and 2018 are as follows:

	2019	2018
Gross revenues
Royalty interests	$500,426	$576,976
Lease fees	22,901	4,487
	523,327	581,463
Production costs	57,454	63,231
Results before income tax expense	465,873	518,232
Estimated income tax expense	135,103	150,287
Results of operations from producing activities excluding corporate overhead	$330,770	$367,945

There were no major costs, with the exception of severance taxes, incurred in connection the Company's oil and gas leasing activities, which are located entirely within the United States, during the years ended December 31, 2019 and 2018.

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

The Company’s royalty and working interests share of oil and gas, exclusive of plant products, produced from leased properties were:

	2019	2018
Net gas produced (MCF)	32,107	25,776
Net oil produced (Bbl)	6,272	6,956

Note 8:      Segment Reporting

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, surface and timber. The Company’s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

The tables below present financial information for the Company’s three operating business segments:

	Years Ended December 31,
	2019	2018
Revenues:
Oil and gas	$500,426	$576,976
Timber sales	72,847	454,177
Surface revenue	237,998	163,610
Total segment revenues	811,271	1,194,763

Cost and expenses:
Oil and gas costs	57,454	63,231
Timber costs	21,144	45,640
Surface costs	1,274	23,636
Total segment costs and expenses	79,872	132,507

Income from operations:
Oil and gas	442,972	513,745
Timber	51,703	408,537
Surface	236,724	139,974
Total segment income from operations	731,399	1,062,256
Other income (expense) before income taxes	(430,211)	403,597
Income before income taxes	$301,188	$1,465,853

	Years Ended December 31,
	2019	2018
Identifiable Assets, net of accumulated depreciation
Timber	$2,188,594	$2,162,390
General corporate assets	13,673,936	13,439,611
Total	15,862,530	15,602,001

Capital expenditures:
Timber	26,815	45,067
Surface	-	4,900
General corporate assets	-	5,471
Total segment costs and expenses	26,815	55,438

Depreciation and depletion
Oil and gas	-	-
Timber	611	1,858
General corporate assets	1,751	2,027
Total	$2,362	$3,885

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

Note 9:     Concentrations

Revenue from customers representing 5% or more of total revenue for the year ended December 31, 2019 and 2018, respectively were:

	Years Ended December 31,
Count	2019	2018
1	$102,265	$254,018
2	69,106	156,854
3	51,683	93,575
4	51,480	93,563
5	43,954	-

Note 10:      Income Taxes

The Company files federal and state income tax returns on a calendar year basis. The net deferred tax liability in the accompanying balance sheets includes the following components at December 31, 2019 and 2018:

	2019	2018
Deferred tax assets	-	-
Deferred tax liabilities	(187,664)	(187,664)
	$(187,664)	$(187,664)

Reconciliations between the United States Federal statutory income tax provision, using the statutory rate of 21%, and the Company’s provision for income taxes at December 31, 2019 and 2018 are as follows:

	2019	2018
Income tax on income before extraordinary item:
Tax at statutory rates	$61,481	$307,830
Tax effect of the following:
Statutory depletion	(15,763)	(18,175)
Section 179 deduction	-	(1,149)
State income tax	3,109	62,137
Other	(2,081)	-
Income tax on income	$46,746	$350,643

The income tax on income for 2018 is slightly different from the stated income tax expense on the statement of operations due to penalties being grouped with income tax expense.

Deferred income taxes payable results from timing differences in the recognition of revenue and expenses for tax and financial statement purposes. The effect of these timing differences at December 31, 2019 and 2018 is as follows:

	2019	2018
Casualty loss	$(77,714)	$(77,714)
Deferred gain	(109,950)	(109,950)
	$(187,664)	$(187,664)

The Company files income tax returns for federal and state purposes. Generally, the Company’s tax returns remain open for three years for tax examination purposes. Tax positions are recognized when they are more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. The Company is subject to periodic audits by the Internal Revenue Service and other state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. The Company evaluates its tax positions and establishes liabilities if significant in accordance with the applicable accounting guidance on uncertainty in income taxes. With few exceptions, the Company is no longer subject to U.S. Federal and state income tax examinations by the tax authorities for calendar years ending before December31, 2016.

Note 11:    Related Party Transactions

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

The Company’s President is a partner in Stockwell, Sievert, Viccellio, Clements, LLP (“Stockwell”). Beginning in August 2018, the Company began renting office space from Stockwell. The Company pays Stockwell $750 per month as rent for office space and associated services, $2,000 per month to reimburse the firm for an administrative assistant and reimburses Stockwell for miscellaneous office supplies and legal expenses. For the year ended December 31, 2019, the Company recorded $33,914 in total of such expense, of which $9,000 was rent expense. For the year ended December 31, 2018, the Company recorded $14,920 in total of such expense of which $2,800 was rent expense.

Note 12:    Subsequent Events

On January 8, 2020 the Company entered into an agreement granting Driftwood Pipeline, LLC an option to purchase land in which CKX owns a 1/6th interest. The Company received a $50,000 deposit for its 1/6th share when the option was signed. The option provides Driftwood 3 years to purchase the land for a total purchase price of $1,200,000, less deposits previously paid. If Driftwood exercises it option, CKX will receive an additional $150,000 for its 1/6th interest. If Driftwood does not exercise its option to purchase, CKX will retain the $50,000 deposit.