Form 10-Q
period 2020-03-31
CKX LANDS, INC.
filed 2020-05-07
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,942,495 shares of common stock are issued and outstanding as of May 7, 2020.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	BALANCE SHEETS AS OF MARCH 31, 2020 (UNAUDITED) AND DECEMBER 31, 2019
	STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)
	STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)
	STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)
	NOTES TO FINANCIAL STATEMENTS AS OF MARCH 31, 2020 (UNAUDITED)	1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4.	CONTROLS AND PROCEDURES	14

PART II.	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	14

ITEM 1A.	RISK FACTORS	14

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	15

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	15

ITEM 4.	MINE SAFETY DISCLOSURES	15

ITEM 5.	OTHER INFORMATION	15

ITEM 6.	EXHIBITS	15

SIGNATURES		16

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CKX LANDS, INC.

BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash	$2,867,156	$3,280,289
Certificates of deposit	3,163,163	2,697,000
Equity investment in mutual funds	499,610	500,642
Accounts receivable	77,685	102,786
Prepaid expense and other assets	148,686	39,731
Total current assets	6,756,300	6,620,448
Property and equipment, net	9,241,556	9,242,082
Total assets	$15,997,856	$15,862,530

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade payables and accrued expenses	128,353	62,253
Unearned revenue	167,325	165,158
Income tax payable	8,677	-
Total current liabilities	304,355	227,411
Deferred income tax payable	187,664	187,664
Total liabilities	492,019	415,075

Stockholders' equity:
Common stock, 3,000,000 authorized, no par value, 1,942,495 issued and outstanding as of March 31, 2020 and December 31, 2019	59,335	59,335
Retained earnings	15,446,502	15,388,120
Total stockholders' equity	15,505,837	15,447,455
Total liabilities and stockholders' equity	$15,997,856	$15,862,530

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Revenues:
Oil and gas	$115,050	$94,228
Timber sales	7,888	14,481
Surface revenue	47,870	35,183
Surface revenue - related party	9,583	9,583
Total revenue	180,391	153,475
Costs, expenses and (gains):
Oil and gas costs	11,737	14,524
Timber costs	2,451	4,397
Surface costs	-	578
General and administrative expense	143,121	120,035
Depreciation expense	234	507
Gain on sale of land	(33,107)	(75,926)
Total costs, expenses and (gains)	124,436	64,115
Income from operations	55,955	89,360

Interest income	17,875	26,524
Income before income taxes	73,830	115,884
Federal and state income tax expense:
Current	15,448	10,163
Deferred	-	-
Total income taxes	15,448	10,163
Net income	$58,382	$105,721
Dividends paid	-	-
Net income available to common shareholders	$58,382	$105,721

Per common stock, basic and diluted
Net income	$0.03	$0.05
Dividends	$-	$-

Weighted average shares outstanding, basic and diluted	1,942,495	1,942,495

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, December 31, 2019	1,942,495	$59,335	$15,388,120	$15,447,455
Net income	-	-	58,382	58,382
Balances, March 31, 2020 (unaudited)	1,942,495	$59,335	$15,446,502	$15,505,837

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, December 31, 2018	1,942,495	$59,335	$15,138,187	$15,197,522
Net income	-	-	105,721	105,721
Balances, March 31, 2019 (unaudited)	$1,942,495	$59,335	$15,243,908	$15,303,243

The accompanying notes are an integral part of these unaudited financial statements.

 CKX LANDS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$58,382	$105,721
Less non-cash expenses included in net income:
Depreciation expense	234	507
Depletion expense	134	109
Gain on sale of land	(33,107)	(75,926)
Unrealized gain on equity investment in mutual funds	3,010	(245)
Changes in operating assets and liabilities:
Increase (decrease) in current assets	(83,854)	(47,609)
Increase (decrease) in current liabilities	76,944	(22,567)
Net cash provided by (used in) operating activities	21,743	(40,010)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of certificates of deposit	(1,210,163)	(489,000)
Proceeds from maturity of certificates of deposit	744,000	710,000
Purchases of mutual funds	(1,978)	(1,458)
Costs of reforesting timber	-	(17,970)
Proceeds from the sale of fixed assets	33,265	104,235
Net cash provided by (used in) investing activities	(434,876)	305,807

NET INCREASE IN CASH AND RESTRICTED CASH	(413,133)	265,797
Cash and restricted cash, beginning of the period	3,280,289	1,860,736
Cash and restricted cash, end of the period	$2,867,156	$2,126,533

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$60,500

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The “Company,” “we,” “us,” and “our,” refer to CKX Lands, Inc.

Note 1:      Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2019 included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

Risks and Uncertainties

In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. While the Company did not incur significant disruptions to its operations during the first quarter of 2020 from COVID-19, it is unable at this time to predict the impact that COVID-19 will have on its business, financial position and operating results in future periods due to numerous uncertainties and is closely monitoring the impact of the pandemic on all aspects of its business.

Concentration of Credit Risk

The Company maintains its cash balances in seven financial institutions. The amount on deposit in each financial institution is insured by the Federal Deposit Insurance Corporation up to $250,000.

Cash Equivalents

Cash equivalents are highly liquid debt instruments with original maturities of three months or less when purchased.

Certificate of Deposits

Certificates of deposit have maturities greater than three months when purchased, in amounts not greater than $250,000. All certificates of deposit are held until maturity and recorded at cost which approximates fair value. Certificates of deposit mature through 2021. Certificates of deposit with a maturity of one year or less are classified as short-term. Certificates of deposit with a maturity of more than one year are classified as long-term.

Equity Investment

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition of Financial Assets and Financial Liabilities,” (ASU 2016-01), which makes targeted amendments to the guidance for recognition, measurement, presentation and disclosure of financial instruments.  The guidance under ASU 2016-01 requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income.  As of March 31, 2020, and December 31, 2019, the Company classified $499,610 and $500,642, respectively, of mutual funds as equity securities.  The Company invests in ultra-short, high quality U.S. dollar money market funds, foreign funds, and obligations issued by the U.S. Government. The Company did not hold any equity investments until the fourth quarter of 2018, accordingly, there are no effects on the Company’s investments from the adoption of ASU 2016-01.

Accounts Receivable

The Company’s accounts receivable consist of incomes received after quarter-end for royalties produced prior to quarter-end.  When there are royalties that have not been received at the time of the preparation of the financial statements for months in the prior quarter, the Company estimates the amount to be received based on the average of the most recent 12 month’s royalties that were received from that particular well.  During the three months ended March 31, 2020, the Company revised its estimate for accrued royalty revenue by reducing it approximately 33% to reflect the decrease in oil prices in February and March of 2020. The Company does not maintain an allowance for doubtful accounts because other than the accrual for earned but not received royalties, it has no accounts receivable.

Property, Building and Equipment

Property, building, and equipment is stated at cost. Major additions are capitalized. Maintenance and repairs are charged to income as incurred. Depreciation is computed on the straight-line and accelerated methods over the following estimated useful lives of the assets:

Furniture and equipment (in years)	5	-	7
Land improvements (in years)		15

Impairment of Long-lived Assets

Long-lived assets, such as land, timber and property, buildings, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value may be determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models. During the three months ended March 31, 2020, the Company performed a step zero impairment analysis and determined there were no qualitative factors that would indicate impairment. No impairment charges were recorded during the three months ended March 31, 2020 and 2019.

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

Oil and Gas

Oil and gas revenue is generated through customer contracts, where we provide the customer access to a designated tract of land upon which the customer performs exploration, extraction, production and ultimate sale of the oil and gas. The Company receives royalties on all oil and gas produced by the customer. The performance obligation identified in oil and gas related contracts is the production of oil and gas on the designated tract of land. The performance obligation is satisfied at a point in time, which is when the customer produces oil and gas. The transaction price is comprised of fixed fees (royalties) on all oil and gas produced. The Company accrues monthly royalty revenues based upon estimates and adjusts to actual as the Company receives payments. Net accrued royalty income was $71,162 and $84,880 as of March 31, 2020 and December 31, 2019, respectively. There are no capitalized contract costs associated with oil and gas contracts. The accounting of royalty income remains largely unchanged upon implementation of ASC 606.

Timber

Timber revenue is generated through customer contracts executed as a pay-as-cut arrangement, where the customer acquires the right to harvest specified timber on a designated tract for a set period of time at agreed-upon unit prices. The performance obligation identified in timber related contracts is the severing of a single tree.

We satisfy our performance obligation when timber is severed, at which time revenue is recognized. The transaction price for timber sales is determined using contractual rates applied to harvest volumes. The Company may receive a deposit at the time of entering into a stumpage agreement and this deposit is recorded in unearned revenue and accrued expenses until earned. The Company held stumpage agreement deposits of $87,300 at March 31, 2020 and December 31, 2019. There are no capitalized contract costs associated with timber contracts. The accounting of timber revenue remains largely unchanged upon implementation of ASC 606.

Surface

Surface revenue is earned through annual leases for agricultural and hunting activities and the Company records revenues evenly over the term of these leases.  Surface revenues from these sources are recurring on an annual basis.  Unearned surface revenues and accrued expenses were $80,025 and $77,857 at March 31, 2020, and December 31, 2019, respectively.

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

Basic and Diluted Earnings per share

Net earnings per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income per share excludes all potential common shares if their effect is anti-dilutive. As of March 31, 2020, and 2019 there were no dilutive shares outstanding.

Dividends

In determining whether a dividend will be declared, the Board of Directors will take into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions among other information deemed relevant. Dividends paid per common share are based on the weighted average number of shares of common stock outstanding during the period. No dividends were declared during the three months ended March 31, 2020 and 2019.

Pursuant to a dividend reversion clause in the Company’s Articles of Incorporation, dividends not claimed within one year after the dividend becomes payable will expire and revert in full ownership to the Company and the Company’s obligation to pay such dividend will cease. Any dividend reversions are recorded in equity upon receipt.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, which amended the accounting treatment for leases. Lessees (for capital and operating leases) and lessors (for sales-type leases, direct financing leases and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. In July 2018, the FASB issued ASU 2018-10 and ASU 2018-11. ASU 2018-10 provides certain areas for improvement in ASU 2016-02 and ASU 2018-11 provides an additional optional transition method by allowing entities to initially apply the new leasing standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The new leasing standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted this standard as of January 1, 2019. The Company reviewed its service agreements and other arrangements and evaluated whether they met the definition of a lease under ASU 2016-02. The Company determined that the adoption of this standard had no impact on its financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2:      Certificates of Deposit

The Company has certificates of deposit for investment purposes. Certificates of deposit have maturities greater than three months when purchased, in amounts not greater than $250,000. All certificates of deposit are held until maturity and recorded at cost which approximates fair value. Certificates of deposit mature through the first quarter of 2021. Total certificates of deposit were $3,163,163 and $2,697,000 as of March 31, 2020 and December 31, 2019, respectively. Purchases of certificates of deposit were $1,210,163 and $489,000 for the three months ended March 31, 2020 and 2019, respectively. Proceeds from the maturity of certificates of deposit were $744,000 and $710,000 for the three months ended March 31, 2020 and 2019, respectively.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Class	Methods and/or Assumptions

Cash and cash equivalents:	Carrying value approximates fair value due to its readily convertible characteristic.

Certificate of Deposit:	Held until maturity and recorded at amortized cost which approximates fair value.

Equity Investment in mutual funds:	Carrying value adjusted to and presented at fair market value.

The estimated fair value of the Company's financial instruments are as follows:

		March 31, 2020		December 31, 2019
Financial Assets:	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	1	$2,867,156	$2,867,156	$3,280,289	$3,280,289
Certificate of deposit - short term	1	3,163,163	3,163,163	2,697,000	2,697,000
Equity investment in mutual funds	1	502,387	499,610	500,410	500,642
Total		$6,532,706	$6,529,929	$6,477,699	$6,477,931

Note 4:      Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2020	2019

Land	$7,022,895	$7,023,053
Timber	2,188,460	2,188,594
Building and equipment	108,602	108,602
	9,319,957	9,320,249
Accumulated depreciation	(78,401)	(78,167)
Total	$9,241,556	$9,242,082

During the three months ended March 31, 2020 and 2019, the Company had a gain on sale of land of $33,107 and $75,926, respectively.

Depreciation expense was $234 and $507 for the three months ended March 31, 2020 and 2019, respectively.

Depletion expense was $134 and $109 for the three months ended March 31, 2020 and 2019, respectively.

Note 5:      Segment Reporting

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, timber and surface. The Company’s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

The tables below present financial information for the Company’s three operating business segments:

	Three Months Ended March 31,
	2020	2019
Revenues:
Oil and gas	$115,050	$94,228
Timber sales	7,888	14,481
Surface revenue	57,453	44,766
Total segment revenues	180,391	153,475

Cost and expenses:
Oil and gas costs	11,737	14,524
Timber costs	2,451	4,397
Surface costs	-	578
Total segment costs and expenses	14,188	19,499

Income from operations:
Oil and gas	103,313	79,704
Timber	5,437	10,084
Surface	57,453	44,188
Total segment income from operations	166,203	133,976
Other income (expense) before income taxes	(92,373)	(18,092)
Income before income taxes	$73,830	$115,884

	Three Months Ended March 31,	Year Ended December 31,

	2019	2019
Identifiable Assets, net of accumulated depreciation
Timber	$2,188,460	$2,188,594
General corporate assets	13,809,396	13,673,936
Total	15,997,856	15,862,530

Capital expenditures:
Timber	-	26,815
Surface	-	-
General corporate assets	-	-
Total segment costs and expenses	-	26,815

Depreciation and depletion
Oil and gas	-	-
Timber	134	611
General corporate assets	234	1,751
Total	$368	$2,362

There are no intersegment sales reported in the accompanying income statements. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Form 10-K for the year ended December 31, 2019. The Company evaluates performance based on income or loss from operations before income taxes excluding any nonrecurring gains and losses. Income before income tax represents net revenues less costs and expenses less other income and expenses of a general corporate nature. Identifiable assets by segment are those assets used solely in the Company's operations within that segment.

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

Note 7:      Related Party Transactions

The Company and Stream Wetlands Services, LLC (“Stream Wetlands”) are parties to an option to lease agreement dated April 17, 2017 (the “OTL”). The OTL provides Stream Wetlands an option, exercisable through February 28, 2021, to lease certain lands from the Company, subject to the negotiation and execution of a mutually acceptable lease form. Stream Wetlands paid the Registrant $38,333 upon execution of the OTL, and an additional $38,333 during the quarters ended March 31, 2018, 2019 and 2020. Mr. Stream, a director of the Company, is the president of Stream Wetlands.

The Company’s President is a partner in Stockwell, Sievert, Viccellio, Clements, LLP (“Stockwell”). Beginning in August 2018, the Company began renting office space from Stockwell. The Company pays Stockwell $750 per month as rent for office space and associated services, $2,000 per month to reimburse the firm for an administrative assistant and reimburses Stockwell for miscellaneous office supplies and legal expenses. For the three months ended March 31, 2020, the Company recorded $8,263 in total of such expense, of which $2,250 was rent expense.

Note 8:      Concentrations

Revenue from the Company's five largest customers for the three months ended March 31, 2020 and 2019, respectively were:

	Three Months Ended March 31,
Count	2020	2019
1	$41,686	$30,322
2	38,333	19,674
3	15,651	16,644
4	14,307	16,458
5	14,172	10,562

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 13, 2020.

Cautionary Statement

This Management’s Discussion and Analysis includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like “believe,” “expect,” “plan,” “estimate,” “anticipate,” “intend,” “project,” “will,” “predicts,” “seeks,” “may,” “would,” “could,” “potential,” “continue,” “ongoing,” “should” and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-Q. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from our predictions, including those risks described in our Annual Report on Form 10-K, this Form 10-Q and in our other public filings. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

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

Recent Developments

In the first quarter of 2019, the Company began developing several ranchette-style subdivisions on certain of its lands in Calcasieu and Beauregard Parishes using existing road rights of way.  The Company has identified demand in those areas for ranchette-style lots, which consist of more than three acres each, and the Board of Directors and management believe this project will allow the Company to realize a return on its investment in the applicable lands after payment of expenses.  The Company has completed and recorded plats for two subdivisions and expects to complete a third subdivision during the third quarter of 2020.  The three subdivisions are located on approximately 415 acres in Calcasieu Parish and approximately 160 acres in Beauregard Parish, and contain an aggregate of 39 lots.  As of the date of this report, the Company has closed on the sale of two of the 39 lots, has one sale pending, and it is actively marketing the remaining lots.

The Company is working to identify additional undeveloped acres owned by the Company in Southwest Louisiana that would likewise be suitable for residential subdivisions.

Results of Operations

Summary of Results

The Company’s results of operations for the three months ended March 31, 2020 were driven primarily by an increase in oil revenues from the first quarter of 2019 due to an over 240% increase in barrels of oil produced and a slightly higher average sale price per barrel, offset by higher general and administrative expenses and a lower gain on the sale of land. The lower gain on sale of land in the in the first quarter of 2020 is due to the variable nature of land sales. The increase in general and administrative expenses from the first quarter of 2019 was attributable to increased property management fees and auditing and accounting fees, offset by a decrease in director fees and travel expense.

Revenue – Three Months Ended March 31, 2020

Total revenues for the three months ended March 31, 2020 were $180,391, an increase of approximately 18% when compared with the same period in 2019. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the three months ended March 31, 2020 as compared to 2019, are as follows:

	Three Months Ended March 31,
	2020	2019	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$115,050	$94,228	$20,822	22.1%
Timber sales	7,888	14,481	(6,593)	(45.5)%
Surface revenue	57,453	44,766	12,687	28.3%
Total revenues	$180,391	$153,475	$26,916	17.5%

Oil and Gas

Oil and gas revenues were 64% and 61% of total revenues for the three months ended March 31, 2020 and 2019, respectively. A breakdown of oil and gas revenues for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 is as follows:

	Three Months Ended March 31,
	2020	2019	Change from Prior Year	Percent Change from Prior Year
Oil	$96,225	$37,999	$58,226	153.2%
Gas	17,977	52,222	(34,245)	(65.6)%
Lease and geophysical	848	4,007	(3,159)	(78.8)%
Total revenues	$115,050	$94,228	$20,822	22.1%

CKX received oil and/or gas revenues from 77 and 79 wells during the three months ended March 31, 2020 and 2019, respectively.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net oil produced (Bbl)(2)	1,586	650
Average oil sales price (per Bbl)(1,2)	$60.68	$58.45
Net gas produced (MCF)	7,398	10,280
Average gas sales price (per MCF)(1)	$2.43	$5.08

(1)	Before deduction of production costs and severance taxes
(2)	Excludes plant products

Oil revenues increased for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, by $58,226. Gas revenues decreased for the three months ended March 31, 2020, as compared to the same period in 2019, by $34,245. As indicated from the schedule above, the increase in oil revenues were due to an increase in the net oil produced and an increase in the average oil sales price per barrel. The decrease in gas revenues were due to a decrease in net gas produced and a decrease in the average price per MCF.

Lease and geophysical revenues decreased for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, by $3,160. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Timber

Timber revenue was $7,888 and $14,481 for the three months ended March 31, 2020 and 2019, respectively. The decrease in timber revenues was due to wet weather during the first quarter of fiscal 2020 that limited customers’ ability to harvest timber.

Surface

Surface revenues increased for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, by $12,687. This increase is due to an increase in the price per acre charge for leases.

Costs and Expenses – Three Months Ended March 31, 2020

Oil and gas costs decreased slightly for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 by $2,787.

Timber costs decreased for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 by $1,946. This is primarily due to the decreased timber revenue occurring during the three months ended March 31, 2020.

Surface costs decreased for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 by $578.

General and administrative expenses increased for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 by $23,086. This is primarily due to increased property management fees and auditing and accounting fees, offset by a decrease in directors fees and travel expense.

Gain on Sale of Land

Gain on sale of land and equipment was $33,107 and $75,926 for the three months ended March 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Current assets totaled $6,756,300 and current liabilities equaled $304,355 at March 31, 2020.

The Company entered into an unsecured revolving line of credit with Hancock Whitney Bank on June 25, 2018. The line of credit permitted the Company to draw a maximum aggregate amount of $1,000,000. Borrowings under the line of credit bore interest at a rate of 4.25%. The line of credit expired, and the Company did not extend the line of credit as management believes it has sufficient cash on hand available to handle recurring costs.

In the opinion of management, cash and cash equivalents, and certificates of deposit are adequate for projected operations and possible land acquisitions.

Analysis of Cash Flows

Net cash provided by (used in) operating activities was $21,743 and ($40,010) for the three months ended March 31, 2020 and March 31, 2019, respectively. The change was attributable primarily to the decrease in net income offset by the decrease on the gain on the sale of land.

Net cash provided by (used in) investing activities was ($434,876) and $305,807 for the three months ended March 31, 2020, and 2019, respectively.  For the three months ended March 31, 2020, this primarily resulted from purchases of certificates of deposit of $1,210,163 and purchases of mutual funds of $1,978, offset by proceeds from maturity of certificates of deposit of $744,000 and the proceeds from the sale of fixed assets of $33,265. For the three months ended March 31, 2019, this primarily resulted from purchases of certificates of deposit of $489,000, purchases of mutual funds of $1,458 and purchases of timber of $17,970, offset by proceeds from maturity of certificates of deposit of $710,000 and the proceeds from the sales of fixed assets of $104,235.

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the three months ended March 31, 2020 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation and Recent Accounting Pronouncements, to our condensed financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 3. NOT APPLICABLE

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company’s principal executive and financial officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on its evaluation, management concluded that as of March 31, 2020, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, our management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting were effective. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this quarterly report, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, including under the heading “Item 1A. Risk Factors,” which, along with risks described below, could materially affect the Company’s business, financial condition or results of operations in future periods. These are not the only risks facing the Company. Other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition or results of operations in future periods.

The COVID-19 pandemic has created a global health crisis and an unprecedented suspension of commercial activity around the world, including in Louisiana, that may lead to a significant, worldwide recession. The effect of the pandemic is rapidly evolving, and its future consequences are highly uncertain, so we cannot predict how it may affect our future financial condition and results of operations.

The novel coronavirus, which emerged in China in late 2019, has caused a deadly pandemic that has spread to North America, including Louisiana. Government authorities around the world, including in the State of Louisiana, have implemented “stay-at-home” and other social distancing orders that have required many businesses, including some of our business partners and customers like timber mills who buy our timber, to close. This suspension in economic activity may in turn cause a worldwide recession, including in Louisiana where we operate. Although we have been able to continue operating, we cannot predict with any certainty how the pandemic could impact our operations in the future. Among other possible effects, the pandemic could materially and adversely affect us in the following ways:

●

We have only one employee, who is our President and Treasurer.  Although our Board of Directors has an emergency management succession plan in case he becomes unavailable due to illness or death from COVID-19, the transition in management to his interim successor may be impeded by the lack of other employees.  In addition, conditions created by the pandemic may make it more difficult for our Board of Directors to attract and retain a permanent replacement for his position.  Likewise, if a significant number of our nine directors were to be incapacitated by the virus, the continuity of our operations might be materially and adversely affected.

●

We depend on third parties for the generation of revenues, such as exploration and production companies, land management companies, surface lessees and timber mills. If any of these businesses limit or suspend their operations due to the pandemic or its economic effects, our operations could be materially, adversely affected.

●

A recession in Louisiana where our lands are located may depress the values of our lands or reduce our revenue streams. For example, our oil and gas revenues could significantly decline if the contraction of world economic activity continues to depress the price of oil and gas.

The direct and indirect effects of the pandemic are extremely widespread and rapidly evolving. In addition, its future effects are highly uncertain. It is possible that the pandemic could affect our business in the future in ways that we do not or cannot now anticipate.

ITEMS 2 – 5. NOT APPLICABLE

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

3.4	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 001-31905) filed on August 9, 2019).

31*	Certification of Lee W. Boyer, President and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Lee W. Boyer, President and Treasurer, pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith
**	Furnished herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2020

CKX LANDS, INC. By: /s/ Lee W. Boyer
Lee W. Boyer
President and Treasurer
(Principal executive and financial officer)