Form 10-Q
period 2020-06-30
CKX LANDS, INC.
filed 2020-08-06
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-31905

CKX Lands, Inc.

(Exact name of registrant as specified in its charter)

Louisiana		72-0144530
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2417 Shell Beach Drive
Lake Charles, Louisiana		70601
(Address of principal executive offices)		(Zip Code)

(337) 493-2399
(Registrant’s telephone number) One Lakeside Plaza, 4th Floor 127 W. Broad Street Lake Charles, Louisiana 70601 (Former name or former address, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,942,495 shares of common stock are issued and outstanding as of August 6, 2020.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	BALANCE SHEETS AS OF JUNE 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019
	STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)
	STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)
	STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)
	NOTES TO FINANCIAL STATEMENTS AS OF JUNE 30, 2020 (UNAUDITED)	1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 4.	CONTROLS AND PROCEDURES	16

PART II.	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	17

ITEM 1A.	RISK FACTORS	17

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	17

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	17

ITEM 4.	MINE SAFETY DISCLOSURES	17

ITEM 5.	OTHER INFORMATION	17

ITEM 6.	EXHIBITS	18

SIGNATURES		19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CKX LANDS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash	$3,567,149	$3,280,289
Certificates of deposit	2,753,465	2,697,000
Equity investment in mutual funds	502,314	500,642
Accounts receivable	79,394	102,786
Prepaid expense and other assets	100,881	39,731
Total current assets	7,003,203	6,620,448
Property and equipment, net	9,240,880	9,242,082
Total assets	$16,244,083	$15,862,530

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade payables and accrued expenses	80,426	62,253
Unearned revenue	232,006	165,158
Income tax payable	26,360	-
Total current liabilities	338,792	227,411
Deferred income tax payable	187,664	187,664
Total liabilities	526,456	415,075

Stockholders' equity:
Common stock, 3,000,000 authorized, no par value, 1,942,495 issued and outstanding as of June 30, 2020 and December 31, 2019	59,335	59,335
Retained earnings	15,658,292	15,388,120
Total stockholders' equity	15,717,627	15,447,455
Total liabilities and stockholders' equity	$16,244,083	$15,862,530

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenues:
Oil and gas	$67,929	$143,036	$182,979	$233,932
Timber sales	3,747	-	11,635	14,481
Surface revenue	107,438	64,189	155,308	102,704
Surface revenue - related party	9,583	9,583	19,166	19,166
Total revenue	188,697	216,808	369,088	370,283
Costs, expenses and (gains):
Oil and gas costs	11,072	13,643	22,809	28,167
Timber costs	754	687	3,205	5,084
Surface costs	258	115	258	693
General and administrative expense	193,087	208,434	336,209	328,469
Depreciation expense	234	504	467	1,011
Gain on sale of land	(220,800)	(4,950)	(253,907)	(80,876)
Total costs, expenses and (gains)	(15,395)	218,433	109,041	282,548
Income from operations	204,092	(1,625)	260,047	87,735

Interest income	30,381	29,487	48,256	56,011
Income before income taxes	234,473	27,862	308,303	143,746
Federal and state income tax expense:
Current	22,683	4,591	38,131	14,754
Deferred	-	-	-	-
Total income taxes	22,683	4,591	38,131	14,754
Net income	$211,790	$23,271	$270,172	$128,992
Dividends paid	-	-	-	-
Net income available to common shareholders	$211,790	$23,271	$270,172	$128,992

Per common stock, basic and diluted
Net income	$0.11	$0.01	$0.14	$0.07
Dividends	$-	$-	$-	$-

Weighted average shares outstanding, basic and diluted	1,942,495	1,942,495	1,942,495	1,942,495

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED JUNE 30, 2020 AND 2019

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, March 31, 2020 (unaudited)	1,942,495	$59,335	$15,446,502	$15,505,837
Net income	-	-	211,790	211,790
Balances, June 30, 2020 (unaudited)	1,942,495	$59,335	$15,658,292	$15,717,627

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, March 31, 2019 (unaudited)	1,942,495	$59,335	$15,243,908	$15,303,243
Net income	-	-	23,271	23,271
Balances, June 30, 2019 (unaudited)	$1,942,495	$59,335	$15,267,179	$15,326,514

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, December 31, 2019	1,942,495	$59,335	$15,388,120	$15,447,455
Net income	-	-	270,172	270,172
Balances, June 30, 2020 (unaudited)	1,942,495	$59,335	$15,658,292	$15,717,627

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, December 31, 2018	1,942,495	$59,335	$15,138,187	$15,197,522
Net income	-	-	128,992	128,992
Balances, June 30, 2019 (unaudited)	$1,942,495	$59,335	$15,267,179	$15,326,514

The accompanying notes are an integral part of these unaudited financial statements.

 CKX LANDS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$270,172	$128,992
Less non-cash expenses included in net income:
Depreciation expense	467	1,011
Depletion expense	184	109
Gain on sale of land	(253,907)	(80,876)
Unrealized loss (gain) on equity investment in mutual funds	1,503	(246)
Changes in operating assets and liabilities:
Increase (decrease) in current assets	(37,758)	(74,941)
Increase (decrease) in current liabilities	111,381	(25,304)
Net cash provided by (used in) operating activities	92,042	(51,255)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of certificates of deposit	(1,985,465)	(979,000)
Proceeds from maturity of certificates of deposit	1,929,000	1,670,000
Purchases of mutual funds	(3,175)	(2,961)
Costs of reforesting timber	-	(17,970)
Proceeds from the sale of fixed assets	254,458	109,235
Net cash provided by (used in) investing activities	194,818	779,304

NET INCREASE IN CASH AND RESTRICTED CASH	286,860	728,049
Cash and restricted cash, beginning of the period	3,280,289	1,860,736
Cash and restricted cash, end of the period	$3,567,149	$2,588,785

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$5,000	$67,107

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The “Company,” “we,” “us,” and “our,” refer to CKX Lands, Inc.

Note 1:      Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2019 included in our Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

Risks and Uncertainties

In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. While the Company did not incur significant disruptions to its operations during the first six months of 2020 from COVID-19, it is unable at this time to predict the impact that COVID-19 will have on its business, financial position and operating results in future periods due to numerous uncertainties and is closely monitoring the impact of the pandemic on all aspects of its business.

Concentration of Credit Risk

The Company maintains its cash balances in seven financial institutions. The amount on deposit in each financial institution is insured by the Federal Deposit Insurance Corporation up to $250,000.

Cash Equivalents

Cash equivalents are highly liquid debt instruments with original maturities of three months or less when purchased.

Certificate of Deposits

Certificates of deposit have maturities greater than three months when purchased, in amounts not greater than $250,000. All certificates of deposit are held until maturity and recorded at cost which approximates fair value. Certificates of deposit mature through the 4th quarter of 2020. Certificates of deposit with a maturity of one year or less are classified as short-term. Certificates of deposit with a maturity of more than one year are classified as long-term.

Equity Investment

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition of Financial Assets and Financial Liabilities,” (ASU 2016-01), which makes targeted amendments to the guidance for recognition, measurement, presentation and disclosure of financial instruments.  The guidance under ASU 2016-01 requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income.  As of June 30, 2020, and December 31, 2019, the Company classified $502,314 and $500,642, respectively, of mutual funds as equity securities.  The Company invests in ultra-short, high quality U.S. dollar money market funds, foreign funds, and obligations issued by the U.S. Government. The Company did not hold any equity investments until the fourth quarter of 2018, accordingly, there are no effects on the Company’s investments from the adoption of ASU 2016-01.

Accounts Receivable

The Company’s accounts receivable consists of incomes received after quarter-end for royalties produced prior to quarter-end.  When there are royalties that have not been received at the time of the preparation of the financial statements for months in the prior quarter, the Company estimates the amount to be received based on the average of the most recent 12 month’s royalties that were received from that particular well.  The Company does not maintain an allowance for doubtful accounts because other than the accrual for earned but not received royalties, it has no accounts receivable.

Property, Building and Equipment

Property, building, and equipment is stated at cost. Major additions are capitalized. Maintenance and repairs are charged to income as incurred. Depreciation is computed on the straight-line and accelerated methods over the following estimated useful lives of the assets:

Furniture and equipment (in years)	5	-	7
Land improvements (in years)		15

Impairment of Long-lived Assets

Long-lived assets, such as land, timber and property, buildings, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value may be determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models. During the six months ended June 30, 2020, the Company performed a step zero impairment analysis and determined there were no qualitative factors that would indicate impairment. No impairment charges were recorded during the six months ended June 30, 2020 and 2019.

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

Oil and Gas

Oil and gas revenue is generated through customer contracts, where we provide the customer access to a designated tract of land upon which the customer performs exploration, extraction, production and ultimate sale of the oil and gas. The Company receives royalties on all oil and gas produced by the customer. The performance obligation identified in oil and gas related contracts is the production of oil and gas on the designated tract of land. The performance obligation is satisfied at a point in time, which is when the customer produces oil and gas. The transaction price is comprised of fixed fees (royalties) on all oil and gas produced. The Company accrues monthly royalty revenues based upon estimates and adjusts to actual as the Company receives payments. Net accrued royalty income was $78,753 and $84,880 as of June 30, 2020 and December 31, 2019, respectively. There are no capitalized contract costs associated with oil and gas contracts. The accounting of royalty income remains largely unchanged upon implementation of ASC 606.

Timber

Timber revenue is generated through customer contracts executed as a pay-as-cut arrangement, where the customer acquires the right to harvest specified timber on a designated tract for a set period of time at agreed-upon unit prices. The performance obligation identified in timber related contracts is the severing of a single tree.

We satisfy our performance obligation when timber is severed, at which time revenue is recognized. The transaction price for timber sales is determined using contractual rates applied to harvest volumes. The Company may receive a deposit at the time of entering into a stumpage agreement and this deposit is recorded in unearned revenue and accrued expenses until earned. The Company held stumpage agreement deposits of $137,300 and $87,300 as of June 30, 2020 and December 31, 2019, respectively. There are no capitalized contract costs associated with timber contracts. The accounting of timber revenue remains largely unchanged upon implementation of ASC 606. No revenue has been recognized on the stumpage agreements held by the Company and they are still open. The amount deposited by the customer is recognized as revenue against the first timber harvested.  If no timber is harvested by the end of the contract the deposit is retained and recognized as income at contract end.  The accounting of timber revenue remains largely unchanged upon implementation of ASC 606.

Surface

Surface revenue is earned through annual leases for agricultural and hunting activities and the Company records revenues evenly over the term of these leases.  Surface revenues from these sources are recurring on an annual basis.  Unearned surface revenues and accrued expenses were $94,706 and $77,857 as of June 30, 2020, and December 31, 2019, respectively.

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

Basic and Diluted Earnings per share

Net earnings per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2020, and 2019 there were no dilutive shares outstanding.

Dividends

In determining whether a dividend will be declared, the Board of Directors will take into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions among other information deemed relevant. Dividends paid per common share are based on the weighted average number of shares of common stock outstanding during the period. No dividends were declared during the six months ended June 30, 2020 and 2019.

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

Note 2:      Certificates of Deposit

The Company has certificates of deposit for investment purposes. Certificates of deposit have maturities greater than three months when purchased, in amounts not greater than $250,000. All certificates of deposit are held until maturity and recorded at cost which approximates fair value. Certificates of deposit mature through the fourth quarter of 2020. Total certificates of deposit were $2,753,465 and $2,697,000 as of June 30, 2020 and December 31, 2019, respectively. Purchases of certificates of deposit were $1,985,465 and $979,000 for the six months ended June 30, 2020 and 2019, respectively. Proceeds from the maturity of certificates of deposit were $1,929,000 and $1,670,000 for the six months ended June 30, 2020 and 2019, respectively.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Class	Methods and/or Assumptions

Cash and cash equivalents:	Carrying value approximates fair value due to its readily convertible characteristic.

Certificate of Deposit:	Held until maturity and recorded at amortized cost which approximates fair value.

Equity Investment in mutual funds:	Carrying value adjusted to and presented at fair market value.

 The estimated fair value of the Company's financial instruments are as follows:

		June 30, 2020		December 31, 2019
Financial Assets:	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	1	$3,567,149	$3,567,149	$3,280,289	$3,280,289
Certificate of deposit - short term	1	2,753,465	2,758,705	2,697,000	2,697,000
Equity investment in mutual funds	1	503,584	502,314	500,410	500,642
Total		$6,824,198	$6,828,168	$6,477,699	$6,477,931

Note 4:      Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2020	2019

Land	$7,022,503	$7,023,053
Timber	2,188,409	2,188,594
Building and equipment	108,602	108,602
	9,319,514	9,320,249
Accumulated depreciation	(78,634)	(78,167)
Total	$9,240,880	$9,242,082

During the six months ended June 30, 2020 and 2019, the Company had a gain on sale of land of $253,907 and $80,876, respectively.

Depreciation expense was $467 and $1,011 for the six months ended June 30, 2020 and 2019, respectively.

Depletion expense was $184 and $109 for the six months ended June 30, 2020 and 2019, respectively.

Note 5:      Segment Reporting

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, timber and surface. The Company’s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

The tables below present financial information for the Company’s three operating business segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Oil and gas	$67,929	$143,036	$182,979	$233,932
Timber sales	3,747	-	11,635	14,481
Surface revenue	117,021	73,772	174,474	121,870
Total segment revenues	188,697	216,808	369,088	370,283

Cost and expenses:
Oil and gas costs	11,072	13,643	22,809	28,167
Timber costs	754	687	3,205	5,084
Surface costs	258	115	258	693
Total segment costs and expenses	12,084	14,445	26,272	33,944

Net income from operations:
Oil and gas	56,857	129,393	160,170	205,765
Timber	2,993	(687)	8,430	9,397
Surface	116,763	73,657	174,216	121,177
Total segment net income from operations	176,613	202,363	342,816	336,339
Other income (expense) before income taxes	57,860	(174,501)	(34,513)	(192,593)
Income before income taxes	$234,473	$27,862	$308,303	$143,746

	Six Months Ended June 30,	Year Ended December 31,
	2020	2019
Identifiable Assets, net of accumulated depreciation
Timber	$2,188,409	$2,188,594
General corporate assets	14,055,674	13,673,936
Total	16,244,083	15,862,530

Capital expenditures:
Timber	-	26,815
Surface	-	-
General corporate assets	-	-
Total segment costs and expenses	-	26,815

Depreciation and depletion
Oil and gas	-	-
Timber	184	611
General corporate assets	467	1,751
Total	$651	$2,362

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

Note 7:      Related Party Transactions

The Company and Stream Wetlands Services, LLC (“Stream Wetlands”) are parties to an option to lease agreement dated April 17, 2017 (the “OTL”). The OTL provides Stream Wetlands an option, exercisable through February 28, 2021, to lease certain lands from the Company, subject to the negotiation and execution of a mutually acceptable lease form. Stream Wetlands paid the Registrant $38,333 upon execution of the OTL, and an additional $38,333 during the first quarter of each year through2020. Mr. Stream, a director of the Company and who was appointed is President and Treasurer effective July 15, 2020, is also the president of Stream Wetlands.

The Company’s immediate past President and current Secretary and director is a partner in Stockwell, Sievert, Viccellio, Clements, LLP (“Stockwell”). Beginning in August 2018, the Company began renting office space from Stockwell. The Company pays Stockwell $750 per month as rent for office space and associated services, $2,000 per month to reimburse the firm for an administrative assistant and reimburses Stockwell for miscellaneous office supplies and legal expenses. For the six months ended June 30, 2020, the Company recorded $16,713 in total of such expense, of which $4,500 was rent expense. These expenses will only be paid through July 31, 2020 as Stockwell will no longer provide these services to the Company after July 31, 2020.

Surface revenue-related party was $9,583 and $19,166 for the three and six months ended June 30, 2020, respectively.

Note 8:      Concentrations

Revenue from the Company's five largest customers for the six months ended June 30, 2020 and 2019, respectively were:

	Six Months Ended June 30,
Count	2020	2019
1	$59,905	$55,740
2	22,407	38,333
3	20,078	32,315
4	14,561	29,774
5	14,172	26,959
6	-	20,072

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

Recent Developments

In the first quarter of 2019, the Company began developing several ranchette-style subdivisions on certain of its lands in Calcasieu and Beauregard Parishes using existing road rights of way.  The Company has identified demand in those areas for ranchette-style lots, which consist of more than three acres each, and the Board of Directors and management believe this project will allow the Company to realize a return on its investment in the applicable lands after payment of expenses.  The Company has completed and recorded plats for two subdivisions and expects to complete a third subdivision during the third quarter of 2020.  The three subdivisions are located on approximately 415 acres in Calcasieu Parish and approximately 160 acres in Beauregard Parish, and contain an aggregate of 39 lots.  As of the date of this report, the Company has closed on the sale of five of the 39 lots, has four sales pending, and it is actively marketing the remaining lots.

The Company is working to identify additional undeveloped acres owned by the Company in Southwest Louisiana that would likewise be suitable for residential subdivisions.

Results of Operations

Summary of Results

The Company’s results of operations for the six months ended June 30, 2020 were driven primarily by an increase in surface revenues from the first six months of fiscal 2019 and, an increase in gain on the sale of land, offset by a decrease in gas revenue due to a reduction in the average gas sales price and net gas produced. The higher gain on the sale of land in the first six months of fiscal 2020 is due to the variable nature of land sales.

Revenue – Three Months Ended June 30, 2020

Total revenues for the three months ended June 30, 2020 were $188,697, a decrease of approximately 13% when compared with the same period in 2019. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the three months ended June 30, 2020 as compared to 2019, are as follows:

	Three Months Ended June 30,
	2020	2019	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$67,929	$143,036	$(75,107)	(52.5)%
Timber	3,747	-	3,747	100.0%
Surface	117,021	73,772	43,249	58.6%
Total revenues	$188,697	$216,808	$(28,111)	(13.0)%

Oil and Gas

Oil and gas revenues were 36% and 66% of total revenues for the three months ended June 30, 2020 and 2019, respectively. A breakdown of oil and gas revenues for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 is as follows:

	Three Months Ended June 30,
	2020	2019	Change from Prior Year	Percent Change from Prior Year
Oil	$61,234	$121,443	$(60,209)	(49.6)%
Gas	6,085	16,927	(10,842)	(64.1)%
Lease and geophysical	610	4,666	(4,056)	(86.9)%
Total revenues	$67,929	$143,036	$(75,107)	(52.5)%

CKX received oil and/or gas revenues from 80 and 78 wells during the three months ended June 30, 2020 and 2019, respectively.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF for the three months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30,
	2020	2019
Net oil produced (Bbl)(2)	1,534	1,946
Average oil sales price (per Bbl)(1,2)	$39.92	$62.41
Net gas produced (MCF)	3,441	6,223
Average gas sales price (per MCF)(1)	$1.77	$2.72

(1) Before deduction of production costs and severance taxes
(2) Excludes plant products

Oil revenues decreased for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, by $60,209. Gas revenues decreased for the three months ended June 30, 2020, as compared to the same period in 2019, by $10,842. As indicated from the schedule above, the decrease in oil revenues were due to a decrease in the net oil produced and a decrease in the average oil sales price per barrel. The decrease in gas revenues were due to a decrease in net gas produced and a decrease in the average price per MCF.

Lease and geophysical revenues decreased for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, by $4,056. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Timber

Timber revenue was $3,747 and $0 for the three months ended June 30, 2020 and 2019, respectively. The increase in timber revenues was due to wet weather during the second quarter of fiscal 2019 that limited customers’ ability to harvest timber.

Surface

Surface revenues increased for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, by $43,249. This increase is due to an increase in the price per acre charge for leases.

Revenue – Six Months Ended June 30, 2020

Total revenues for the six months ended June 30, 2020 were $369,088, a decrease of approximately $1,195 when compared with the same period in 2019. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the six months ended June 30, 2020 as compared to 2019, are as follows:

	Six Months Ended June 30,
	2020	2019	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$182,979	$233,932	$(50,953)	(21.8)%
Timber sales	11,635	14,481	(2,846)	(19.7)%
Surface revenue	174,474	121,870	52,604	43.2%
Total revenues	$369,088	$370,283	$(1,195)	(0.3)%

Oil and Gas

Oil and gas revenues were 50% and 63% of total revenues for the six months ended June 30, 2020 and 2019, respectively. A breakdown of oil and gas revenues for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 is as follows:

	Six Months Ended June 30,
	2020	2019	Change from Prior Year	Percent Change from Prior Year
Oil	$157,459	$159,442	$(1,983)	(1.2)%
Gas	24,062	69,149	(45,087)	(65.2)%
Lease and geophysical	1,458	5,341	(3,883)	(72.7)%
Total revenues	$182,979	$233,932	$(50,953)	(21.8)%

CKX received oil and/or gas revenues from 80 and 88 wells during the six months ended June 30, 2020 and 2019, respectively.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
	2020	2019
Net oil produced (Bbl)(2)	3,120	2,596
Average oil sales price (per Bbl)(1,2)	$50.46	$61.43
Net gas produced (MCF)	10,839	16,503
Average gas sales price (per MCF)(1)	$2.22	$4.19

(1) Before deduction of production costs and severance taxes
(2) Excludes plant products

Oil revenues decreased for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, by $1,983. Gas revenues decreased for the six months ended June 30, 2020, as compared to the same period in 2019, by $45,087. As indicated from the schedule above, the decrease in oil revenues was due to a decrease in the average oil sales price per barrel. The decrease in gas revenues was due to a decrease in net gas produced and a decrease in the average price per MCF.

Lease and geophysical revenues decreased for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, by $3,883. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Timber

Timber revenue was $11,635 and $14,481 for the six months ended June 30, 2020 and 2019, respectively. The decrease in timber revenues was due to wet weather during the first quarter of fiscal 2020 that limited customers’ ability to harvest timber.

Surface

Surface revenues increased for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, by $52,604. This increase is due to an increase in the price per acre charge for leases.

Costs and Expenses – Three and Six Months Ended June 30, 2020

Oil and gas costs decreased for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 by $2,571 and $5,358, respectively. These variances are due to the normal variations in year to year costs

Timber costs increased slightly for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 by $67. Timber costs decreased for the six months ended June 30, 2020 as compared to the three months ended June 30, 2019 by $1,879. This is primarily due to the decreased timber revenue occurring during the six months ended June 30, 2020.

Surface costs increased slightly for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 by $143. Surface costs decreased slightly for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 by $435.

General and administrative expenses decreased for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 by $15,347. This is primarily due to decreased SEC filing fees, director fees, and legal fees, offset by increased property management fees and auditing and accounting fees. General and administrative expenses increased for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 by $7,740. This is primarily due to increased property management fees and auditing and accounting fees, offset by a decrease in SEC filing fees, director fees and travel expense.

Gain on Sale of Land – Three and Six Months Ended June 30, 2020

Gain on sale of land and equipment was $220,800 and $4,950 for the three months ended June 30, 2020 and 2019, respectively. Gain on sale of land and equipment was $253,907 and $80,876 for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020, this consisted of a gain on sale of four pieces of land including three lots in subdivisions and one sale to local government for roadway construction.

Liquidity and Capital Resources

Sources of Liquidity

Current assets totaled $7,003,203 and current liabilities equaled $338,792 as of June 30, 2020.

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

Analysis of Cash Flows

Net cash provided by (used in) operating activities was $92,042 and ($51,255) for the six months ended June 30, 2020 and June 30, 2019, respectively. The change was attributable primarily to the increase in net income offset by the increase on the gain on the sale of land.

Net cash provided by investing activities was $194,818 and $779,304 for the six months ended June 30, 2020, and 2019, respectively.  For the six months ended June 30, 2020, this primarily resulted from purchases of certificates of deposit of $1,985,465 and purchases of mutual funds of $3,175, offset by proceeds from maturity of certificates of deposit of $1,929,000 and the proceeds from the sale of fixed assets of $254,458. For the six months ended June 30, 2019, this primarily resulted from purchases of certificates of deposit of $979,000, purchases of mutual funds of $2,961 and costs of reforesting timber of $17,970, offset by proceeds from maturity of certificates of deposit of $1,670,000 and the proceeds from the sales of fixed assets of $109,235.

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the six months ended June 30, 2020 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation and Recent Accounting Pronouncements, to our condensed financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 3. NOT APPLICABLE

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company’s principal executive and financial officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on its evaluation, management concluded that as of June 30, 2020, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, our management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting were effective. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic created a global health crisis and an unprecedented suspension of commercial activity around the world, including in Louisiana, that may lead to a significant, worldwide recession. The effect of the pandemic is rapidly evolving, and its future consequences are highly uncertain, so we cannot predict how it may affect our future financial condition and results of operations.

The novel coronavirus, which emerged in China in late 2019, has caused a deadly pandemic that has spread to North America, including Louisiana. Government authorities around the world, including in the State of Louisiana, implemented “stay-at-home” and other social distancing orders that required many businesses, including some of our business partners and customers like timber mills who buy our timber, to close. This suspension in economic activity may in turn cause a worldwide recession, including in Louisiana where we operate. Although we have been able to continue operating, we cannot predict with any certainty how the pandemic could impact our operations in the future. Among other possible effects, the pandemic could materially and adversely affect us in the following ways:

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

●

We depend on third parties for the generation of revenues, such as exploration and production companies, land management companies, surface lessees and timber mills. If any of these businesses limit or suspend their operations due to the pandemic or its economic effects, our operations could be materially, adversely affected. We may be unable to determine whether declines in income-producing activities on our lands are the result of the pandemic or other conditions.

●

A recession in Louisiana where our lands are located may depress the values of our lands and falling commodity prices could reduce our revenue streams. For example, our oil and gas revenues in the quarter ended June 30, 2020 were lower than the comparable period of 2019 partially due to declines in the prices of oil and gas, which could be attributable to the contraction of global economic activity caused by the pandemic.

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

3.4	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 001-31905) filed on August 9, 2019).

31*	Certification of W. Gray Stream, President and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of W. Gray Stream, President and Treasurer, pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith
**	Furnished herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2020

CKX LANDS, INC. By: /s/ W. Gray Stream
W. Gray Stream
President and Treasurer
(Principal executive and financial officer)