Form 10-Q
period 2020-09-30
CKX LANDS, INC.
filed 2020-11-06
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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
(Registrant’s telephone number) (Former name or former address, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,942,495 shares of common stock are issued and outstanding as of November 6, 2020.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	BALANCE SHEETS AS OF SEPTEMBER 30, 2020 (UNAUDITED) AND DECEMBER 31, 2019
	STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)
	STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)
	STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019 (UNAUDITED)
	NOTES TO FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2020 (UNAUDITED)	1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17

ITEM 4.	CONTROLS AND PROCEDURES	17

PART II.	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	18

ITEM 1A.	RISK FACTORS	18

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	18

ITEM 4.	MINE SAFETY DISCLOSURES	18

ITEM 5.	OTHER INFORMATION	18

ITEM 6.	EXHIBITS	19

SIGNATURES		20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CKX LANDS, INC.

BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,255,957	$3,280,289
Certificates of deposit	1,193,604	2,697,000
Equity investment in mutual funds	502,847	500,642
Accounts receivable	80,210	102,786
Prepaid expense and other assets	53,852	39,731
Total current assets	7,086,470	6,620,448
Property and equipment, net	9,235,403	9,242,082
Total assets	$16,321,873	$15,862,530

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade payables and accrued expenses	86,367	62,253
Unearned revenue	248,611	165,158
Income tax payable	31,550	-
Total current liabilities	366,528	227,411
Deferred income tax payable	187,664	187,664
Total liabilities	554,192	415,075

Stockholders' equity:
Common stock, 3,000,000 authorized, no par value, 1,942,495 issued and outstanding as of September 30, 2020 and December 31, 2019	59,335	59,335
Retained earnings	15,708,346	15,388,120
Total stockholders' equity	15,767,681	15,447,455
Total liabilities and stockholders' equity	$16,321,873	$15,862,530

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues:
Oil and gas	$50,811	$174,097	$233,789	$408,029
Timber sales	59,416	16,717	71,052	31,198
Surface revenue	41,032	27,940	196,340	130,644
Surface revenue - related party	9,583	9,583	28,749	28,749
Total revenue	160,842	228,337	529,930	598,620
Costs, expenses and (gains):
Oil and gas costs	5,226	20,196	28,034	48,364
Timber costs	666	9,292	3,870	14,376
Surface costs	198	581	456	1,274
General and administrative expense	121,426	143,198	457,637	471,668
Depreciation expense	1,326	507	1,793	1,517
Gain on sale of land	(41,331)	-	(295,238)	(80,876)
Total costs, expenses and (gains)	87,511	173,774	196,552	456,323
Income from operations	73,331	54,563	333,378	142,297

Interest income	6,914	28,512	55,170	84,524
Income before income taxes	80,245	83,075	388,548	226,821
Federal and state income tax expense:
Current	30,191	25,105	68,322	39,859
Deferred	-	-	-	-
Total income taxes	30,191	25,105	68,322	39,859
Net income	$50,054	$57,970	$320,226	$186,962

Earnings per share, basic and diluted	$0.03	$0.03	$0.16	$0.10

Weighted average shares outstanding, basic and diluted	1,942,495	1,942,495	1,942,495	1,942,495

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, June 30, 2020 (unaudited)	1,942,495	$59,335	$15,658,292	$15,717,627
Net income	-	-	50,054	50,054
Balances, September 30, 2020 (unaudited)	1,942,495	$59,335	$15,708,346	$15,767,681

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, June 30, 2019 (unaudited)	1,942,495	$59,335	$15,267,179	$15,326,514
Net income	-	-	57,970	57,970
Balances, September 30, 2019 (unaudited)	$1,942,495	$59,335	$15,325,149	$15,384,484

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, December 31, 2019	1,942,495	$59,335	$15,388,120	$15,447,455
Net income	-	-	320,226	320,226
Balances, September 30, 2020 (unaudited)	1,942,495	$59,335	$15,708,346	$15,767,681

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, December 31, 2018	1,942,495	$59,335	$15,138,187	$15,197,522
Net income	-	-	186,962	186,962
Balances, September 30, 2019 (unaudited)	$1,942,495	$59,335	$15,325,149	$15,384,484

The accompanying notes are an integral part of these unaudited financial statements.

 CKX LANDS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$320,226	$186,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,793	1,517
Depletion expense	683	288
Gain on sale of land	(295,238)	(80,876)
Unrealized loss (gain) on equity investment in mutual funds	1,503	(246)
Changes in operating assets and liabilities:
(Increase) decrease in current assets	8,455	(42,297)
Increase (decrease) in current liabilities	139,117	9,966
Net cash provided by operating activities	176,539	75,314

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of certificates of deposit	(1,985,767)	(1,468,000)
Proceeds from maturity of certificates of deposit	3,489,163	2,390,000
Purchases of mutual funds	(3,708)	(4,365)
Costs of reforesting timber	-	(22,560)
Proceeds from the sale of fixed assets	299,441	109,235
Net cash provided by investing activities	1,799,129	1,004,310

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,975,668	1,079,624
Cash and cash equivalents, beginning of the period	3,280,289	1,860,736
Cash and cash equivalents, end of the period	$5,255,957	$2,940,360

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$30,000	$67,107

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The “Company,” “we,” “us,” and “our,” refer to CKX Lands, Inc.

Note 1:      Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2019 included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

Risks and Uncertainties

In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. While the Company did not incur significant disruptions to its operations during the first nine months of 2020 from COVID-19, it is unable at this time to predict the impact that COVID-19 will have on its business, financial position and operating results in future periods due to numerous uncertainties and is closely monitoring the impact of the pandemic on all aspects of its business.

Concentration of Credit Risk

The Company maintains its cash balances in seven financial institutions. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation’s insured limit of $250,000. The Company has not experienced any losses in such accounts and management believes the Company is not exposed to any significant credit risk on its cash balances.

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

Equity Investment

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition of Financial Assets and Financial Liabilities,” (ASU 2016-01), which makes targeted amendments to the guidance for recognition, measurement, presentation and disclosure of financial instruments.  The guidance under ASU 2016-01 requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income.  As of September 30, 2020, and December 31, 2019, the Company classified $502,847 and $500,642, respectively, of mutual funds as equity securities.  The Company invests in ultra-short, high quality U.S. dollar money market funds, foreign funds, and obligations issued by the U.S. Government. The Company did not hold any equity investments until the fourth quarter of 2018, accordingly, there are no effects on the Company’s investments from the adoption of ASU 2016-01.

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

On August 27, 2020, Hurricane Laura made landfall in Cameron, Louisiana as a major Category 4 hurricane. The hurricane caused widespread property damage, flooding, power outages, and water and communication service interruptions. The Company holds 13,944 acres of land in Southwest Louisiana across 11 parishes, with 10,522 acres classified as timber lands. Ten of these parishes are included in the Federal Emergency Management Agency’s disaster declaration related to Hurricane Laura. Approximately one-third of the Company’s timber was damaged during the storm. The Company performed an impairment analysis by comparing the undiscounted cash flow of the assets and the carrying value of the fixed assets and determined that the fair value of the timber exceeded the carrying value as of September 30, 2020.  No impairment charges were recorded during the nine months ended September 30, 2020 and 2019.

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

Oil and Gas

Oil and gas revenue is generated through customer contracts, where we provide the customer access to a designated tract of land upon which the customer performs exploration, extraction, production and ultimate sale of the oil and gas. The Company receives royalties on all oil and gas produced by the customer. The performance obligation identified in oil and gas related contracts is the production of oil and gas on the designated tract of land. The performance obligation is satisfied at a point in time, which is when the customer produces oil and gas. The transaction price is comprised of fixed fees (royalties) on all oil and gas produced. The Company accrues monthly royalty revenues based upon estimates and adjusts to actual as the Company receives payments. Net accrued royalty income was $77,651 and $84,880 as of September 30, 2020 and December 31, 2019, respectively. There are no capitalized contract costs associated with oil and gas contracts. The accounting of royalty income remains largely unchanged upon implementation of ASC 606.

Timber

Timber revenue is generated through customer contracts executed as a pay-as-cut arrangement, where the customer acquires the right to harvest specified timber on a designated tract for a set period of time at agreed-upon unit prices. The performance obligation identified in timber related contracts is the severing of a single tree.

We satisfy our performance obligation when timber is severed, at which time revenue is recognized. The transaction price for timber sales is determined using contractual rates applied to harvest volumes. The Company may receive a deposit at the time of entering into a stumpage agreement and this deposit is recorded in unearned revenue and accrued expenses until earned. The Company held stumpage agreement deposits of $137,300 and $87,300 as of September 30, 2020 and December 31, 2019, respectively. There are no capitalized contract costs associated with timber contracts. The accounting of timber revenue remains largely unchanged upon implementation of ASC 606. No revenue has been recognized on the stumpage agreements held by the Company and they are still open. The amount deposited by the customer is recognized as revenue against the first timber harvested.  If no timber is harvested by the end of the contract the deposit is retained and recognized as income at contract end.  The accounting of timber revenue remains largely unchanged upon implementation of ASC 606.

Surface

Surface revenue is earned through annual leases for agricultural and hunting activities and the Company records revenues evenly over the term of these leases.  Surface revenues from these sources are recurring on an annual basis.  Unearned surface revenues and accrued expenses were $111,311 and $77,857 as of September 30, 2020, and December 31, 2019, respectively.

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

Basic and Diluted Earnings per share

Net earnings per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income per share excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2020, and 2019 there were no dilutive shares outstanding.

Dividends

In determining whether a dividend will be declared, the Board of Directors will take into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions among other information deemed relevant. Dividends paid per common share are based on the weighted average number of shares of common stock outstanding during the period. No dividends were declared during the nine months ended September 30, 2020 and 2019.

Pursuant to a dividend reversion clause in the Company’s Articles of Incorporation, dividends not claimed within one year after the dividend becomes payable will expire and revert in full ownership to the Company and the Company’s obligation to pay such dividend will cease. Any dividend reversions are recorded in equity upon receipt.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2:      Certificates of Deposit

The Company has certificates of deposit for investment purposes. Certificates of deposit have maturities greater than three months when purchased, in amounts not greater than $250,000. All certificates of deposit are held until maturity and recorded at cost which approximates fair value. Certificates of deposit mature through the fourth quarter of 2020. Total certificates of deposit were $1,193,604 and $2,697,000 as of September 30, 2020 and December 31, 2019, respectively. Purchases of certificates of deposit were $1,985,767 and $1,468,000 for the nine months ended September 30, 2020 and 2019, respectively. Proceeds from the maturity of certificates of deposit were $3,489,163 and $2,390,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Class	Methods and/or Assumptions

Cash and cash equivalents:	Carrying value approximates fair value due to its readily convertible characteristic.

Certificate of Deposit:	Held until maturity and recorded at amortized cost which approximates fair value.

Equity Investment in mutual funds:	Carrying value adjusted to and presented at fair market value.

The estimated fair value of the Company's financial instruments are as follows:

		September 30, 2020		December 31, 2019
Financial Assets:	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	1	$5,255,957	$5,255,957	$3,280,289	$3,280,289
Certificate of deposit - short term	1	1,193,604	1,195,009	2,697,000	2,697,000
Equity investment in mutual funds	1	502,847	504,117	500,410	500,642
Total		$6,952,408	$6,955,083	$6,477,699	$6,477,931

Note 4:      Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2020	2019

Land	$7,018,850	$7,023,053
Timber	2,187,911	2,188,594
Building and equipment	108,602	108,602
	9,315,363	9,320,249
Accumulated depreciation	(79,960)	(78,167)
Total	$9,235,403	$9,242,082

During the nine months ended September 30, 2020 and 2019, the Company had a gain on sale of land of $295,238 and $80,876, respectively.

Depreciation expense was $1,793 and $1,517 for the nine months ended September 30, 2020 and 2019, respectively.

Depletion expense was $683 and $288 for the nine months ended September 30, 2020 and 2019, respectively.

Note 5:      Segment Reporting

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, timber and surface. The Company’s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

The tables below present financial information for the Company’s three operating business segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Oil and gas	$50,811	$174,097	$233,789	$408,029
Timber sales	59,416	16,717	71,052	31,198
Surface revenue	50,615	37,523	225,089	159,393
Total segment revenues	160,842	228,337	529,930	598,620

Cost and expenses:
Oil and gas costs	5,226	20,196	28,034	48,364
Timber costs	666	9,292	3,870	14,376
Surface costs	198	581	456	1,274
Total segment costs and expenses	6,090	30,069	32,360	64,014

Net income from operations:
Oil and gas	45,585	153,901	205,755	359,665
Timber	58,750	7,425	67,182	16,822
Surface	50,417	36,942	224,633	158,119
Total segment net income from operations	154,752	198,268	497,570	534,606
Other income (expense) before income taxes	(74,507)	(115,193)	(109,022)	(307,785)
Income before income taxes	$80,245	$83,075	$388,548	$226,821

	Nine Months Ended September 30,	Year Ended December 31,
	2020	2019
Identifiable Assets, net of accumulated depreciation
Timber	$2,187,911	$2,188,594
General corporate assets	14,133,962	13,673,936
Total	16,321,873	15,862,530

Capital expenditures:
Timber	-	26,815
Surface	-	-
General corporate assets	-	-
Total segment costs and expenses	-	26,815

Depreciation and depletion
Oil and gas	-	-
Timber	683	611
General corporate assets	1,793	1,751
Total	$2,476	$2,362

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

Note 7:      Related Party Transactions

The Company and Stream Wetlands Services, LLC (“Stream Wetlands”) are parties to an option to lease agreement dated April 17, 2017 (the “OTL”). The OTL provides Stream Wetlands an option, exercisable through February 28, 2021, to lease certain lands from the Company, subject to the negotiation and execution of a mutually acceptable lease form. Stream Wetlands paid the Registrant $38,333 upon execution of the OTL, and an additional $38,333 during the first quarter of each year through 2020. Mr. Stream, a director of the Company and who was appointed as President and Treasurer effective July 15, 2020, is also the president of Stream Wetlands.

The Company’s immediate past President and current Secretary and director is a partner in Stockwell, Sievert, Viccellio, Clements, LLP (“Stockwell”). Beginning in August 2018, the Company began renting office space from Stockwell. The Company paid Stockwell $750 per month as rent for office space and associated services, $2,000 per month to reimburse the firm for an administrative assistant and reimbursed Stockwell for miscellaneous office supplies and legal expenses. For the nine months ended September 30, 2020, the Company recorded $22,407 in total of such expense, of which $6,000 was rent expense. These expenses were paid through July 31, 2020 and Stockwell no longer provides these services to the Company after July 31, 2020.

Gray Stream is President of Matilda Stream Management (“MSM”). MSM currently provides administrative and accounting services and provides office space to the Company at no charge.

Surface revenue-related party was $9,583 and $28,749 for the three and nine months ended September 30, 2020, respectively.

Note 8:      Concentrations

Revenue from the Company's five largest customers for the nine months ended September 30, 2020 and 2019, respectively were:

	Nine Months Ended September 30,
Count	2020	2019
1	$74,326	$82,644
2	47,452	46,267
3	40,289	41,213
4	38,333	38,333
5	32,108	38,246

Note 9:      Subsequent Events

On October 9, 2020, Hurricane Delta made landfall in Creole, Louisiana as a Category 2 hurricane.  The hurricane caused property damage, flooding, power outages, and water and communication service interruptions.  The Company holds property in four of the parishes included in the Federal Emergency Management Agency’s disaster declaration related to the hurricane.  The Company is currently in the process of assessing any damage to its timber and the effects of any temporary interruption in oil and gas production on its lands, but it currently believes the effects of the hurricane on its assets and operations are minimal.

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

Recent Developments

In the first quarter of 2019, the Company began developing several ranchette-style subdivisions on certain of its lands in Calcasieu and Beauregard Parishes using existing road rights of way.  The Company has identified demand in those areas for ranchette-style lots, which consist of more than three acres each, and the Board of Directors and management believe this project will allow the Company to realize a return on its investment in the applicable lands after payment of expenses.  The Company has completed and recorded plats for two subdivisions and expects to complete a third subdivision during the fourth quarter of 2020.  The three subdivisions are located on approximately 415 acres in Calcasieu Parish and approximately 160 acres in Beauregard Parish, and contain an aggregate of 39 lots.  As of the date of this report, the Company has closed on the sale of five of the 39 lots, has nine sales pending, and it is actively marketing the remaining lots.

The Company is working to identify additional undeveloped acres owned by the Company in Southwest Louisiana that would likewise be suitable for residential subdivisions.

On August 27, 2020, Hurricane Laura made landfall in Cameron, Louisiana as a major Category 4 hurricane.  The hurricane caused widespread property damage, flooding, power outages, and water and communication service interruptions.  The Company holds 13,944 acres of land in Southwest Louisiana across 11 parishes with 10,522 acres classified as timber lands.  Ten of these parishes are included in the Federal Emergency Management Agency’s disaster declaration related to Hurricane Laura.  Approximately one-third of the Company’s timber was damaged during the storm and oil and gas production was temporarily interrupted.  No other business operations were affected by the storm.  The Company has assessed and determined that that the Company did not incur an impairment loss on the value of its timber.  Due to the nature of oil and gas production, it may take several months to determine the effects of the production interruption caused by Hurricane Laura but the Company currently believes the temporary interruption had a minimal effect.

On October 9, 2020, Hurricane Delta made landfall in Creole, Louisiana as a Category 2 hurricane.  The hurricane caused property damage, flooding, power outages, and water and communication service interruptions.  The Company holds property in four of the parishes included in the Federal Emergency Management Agency’s disaster declaration related to the hurricane.  The Company is currently in the process of assessing any damage to its timber and the effects of any temporary interruption in oil and gas production on its lands, but it currently believes the effects of the hurricane on its assets and operations are minimal.

Results of Operations

Summary of Results

The Company’s results of operations for the nine months ended September 30, 2020 were driven primarily by an increase in surface revenues from the first nine months of fiscal 2019 and, an increase in gain on the sale of land, offset by a decrease in gas revenue due to a reduction in the average gas sales price and net gas produced. The higher gain on the sale of land in the first nine months of fiscal 2020 is due to the variable nature of land sales.

Revenue – Three Months Ended September 30, 2020

Total revenues for the three months ended September 30, 2020 were $160,842, a decrease of approximately 29.6% when compared with the same period in 2019. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the three months ended September 30, 2020 as compared to 2019, are as follows:

	Three Months Ended September 30,
	2020	2019	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$50,811	$174,097	$(123,286)	(70.8)%
Timber	59,416	16,717	42,699	255.4%
Surface	50,615	37,523	13,092	34.9%
Total revenues	$160,842	$228,337	$(67,495)	(29.6)%

Oil and Gas

Oil and gas revenues were 32% and 76% of total revenues for the three months ended September 30, 2020 and 2019, respectively. A breakdown of oil and gas revenues for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 is as follows:

	Three Months Ended September 30,
	2020	2019	Change from Prior Year	Percent Change from Prior Year
Oil	$46,968	$145,511	$(98,543)	(67.7)%
Gas	3,507	28,029	(24,522)	(87.5)%
Lease and geophysical	336	557	(221)	(39.7)%
Total revenues	$50,811	$174,097	$(123,286)	(70.8)%

CKX received oil and/or gas revenues from 89 and 80 wells during the three months ended September 30, 2020 and 2019, respectively.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF for the three months ended September 30, 2020 and 2019:

	Three Months Ended
	September 30,
	2020	2019
Net oil produced (Bbl)(2)	1,260	2,308
Average oil sales price (per Bbl)(1,2)	$37.28	$63.05
Net gas produced (MCF)	2,227	9,274
Average gas sales price (per MCF)(1)	$1.57	$3.02

(1) Before deduction of production costs and severance taxes
(2) Excludes plant products

Oil revenues decreased for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, by $98,543. Gas revenues decreased for the three months ended September 30, 2020, as compared to the same period in 2019, by $24,522. As indicated from the schedule above, the decrease in oil revenues were due to a decrease in the net oil produced and a decrease in the average oil sales price per barrel. The decrease in gas revenues were due to a decrease in net gas produced and a decrease in the average price per MCF. Management believes the decrease in oil and gas revenues is a factor of the extreme weakness in oil and gas markets due to the COVID-19 pandemic.

Lease and geophysical revenues decreased for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, by $221. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Timber

Timber revenue was $59,416 and $16,717 for the three months ended September 30, 2020 and 2019, respectively. The increase in timber revenues was due to some holders of timber contracts determining to harvest timber on Company lands and favorable weather conditions.

Surface

Surface revenues increased for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, by $13,092. This increase is due to an increase in the price per acre charge for leases.

Revenue – Nine Months Ended September 30, 2020

Total revenues for the nine months ended September 30, 2020 were $529,930, a decrease of approximately 11.5% when compared with the same period in 2019. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the nine months ended September 30, 2020 as compared to 2019, are as follows:

	Nine Months Ended September 30,
	2020	2019	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$233,789	$408,029	$(174,240)	(42.7)%
Timber sales	71,052	31,198	39,854	127.7%
Surface revenue	225,089	159,393	65,696	41.2%
Total revenues	$529,930	$598,620	$(68,690)	(11.5)%

Oil and Gas

Oil and gas revenues were 44% and 68% of total revenues for the nine months ended September 30, 2020 and 2019, respectively. A breakdown of oil and gas revenues for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 is as follows:

	Nine Months Ended September 30,
	2020	2019	Change from Prior Year	Percent Change from Prior Year
Oil	$204,426	$304,953	$(100,527)	(33.0)%
Gas	27,569	97,178	(69,609)	(71.6)%
Lease and geophysical	1,794	5,898	(4,104)	(69.6)%
Total revenues	$233,789	$408,029	$(174,240)	(42.7)%

CKX received oil and/or gas revenues from 89 and 97 wells during the nine months ended September 30, 2020 and 2019, respectively.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
	2020	2019
Net oil produced (Bbl)(2)	4,380	4,904
Average oil sales price (per Bbl)(1,2)	$46.67	$62.19
Net gas produced (MCF)	13,066	25,777
Average gas sales price (per MCF)(1)	$2.11	$3.77

(1) Before deduction of production costs and severance taxes
(2) Excludes plant products

Oil revenues decreased for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, by $100,527. Gas revenues decreased for the nine months ended September 30, 2020, as compared to the same period in 2019, by $69,609. As indicated from the schedule above, the decrease in oil revenues was due to a decrease in net oil produced and a decrease in the average oil sales price per barrel. The decrease in gas revenues was due to a decrease in net gas produced and a decrease in the average price per MCF. Management believes the decrease in oil and gas revenues is a factor of the extreme weakness in oil and gas markets due to the COVID-19 pandemic.

Lease and geophysical revenues decreased for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, by $4,104. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Timber

Timber revenue was $71,052 and $31,198 for the nine months ended September 30, 2020 and 2019, respectively. The increase in timber revenues was due to some holders of timber contracts determining to harvest timber on Company lands and favorable weather conditions for harvesting.

Surface

Surface revenues increased for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, by $65,696. This increase is due to an increase in the price per acre charge for leases.

Costs and Expenses – Three and Nine Months Ended September 30, 2020

Oil and gas costs decreased for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019 by $14,970 and $20,330, respectively. These variances are due to the normal variations in year to year costs, which correlate directly with variations in revenues.

Timber costs decreased for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019 by $8,626 and $10,506, respectively. This is primarily due to decreased timber management costs.

General and administrative expenses decreased for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 by $21,772. This is primarily due to decreased property management fees, legal fees and SEC filing fees. General and administrative expenses decreased for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 by $14,031. This is primarily due to decreased legal fees, SEC filing fees, director fees and travel expense partially offset by an increase in auditing and accounting fees.

Gain on Sale of Land – Three and Nine Months Ended September 30, 2020

Gain on sale of land and equipment was $41,331 and $0 for the three months ended September 30, 2020 and 2019, respectively. Gain on sale of land and equipment was $295,238 and $80,876 for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, this consisted of a gain on sale of six pieces of land including five lots in subdivisions and one sale to local government for roadway construction.

Liquidity and Capital Resources

Sources of Liquidity

Current assets totaled $7,086,470 and current liabilities equaled $366,528 as of September 30, 2020.

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

Analysis of Cash Flows

Net cash provided by operating activities was $176,539 and $75,314 for the nine months ended September 30, 2020 and September 30, 2019, respectively. The change was attributable primarily to the increase in net income and current liabilities offset by the increase on the gain on the sale of land.

Net cash provided by investing activities was $1,799,129 and $1,004,310 for the nine months ended September 30, 2020, and 2019, respectively.  For the nine months ended September 30, 2020, this primarily resulted from proceeds from maturity of certificates of deposit of $3,489,163 and the proceeds from the sale of fixed assets of $299,441 offset by purchases of certificates of deposit of $1,985,767 and purchases of mutual funds of $3,708. For the nine months ended September 30, 2019, this primarily resulted from proceeds from maturity of certificates of deposit of $2,390,000 and the proceeds from the sales of fixed assets of $109,235, offset by purchases of certificates of deposit of $1,468,000, purchases of mutual funds of $4,365 and costs of reforesting timber of $22,560.

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the nine months ended September 30, 2020 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation and Recent Accounting Pronouncements, to our condensed financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 3. NOT APPLICABLE

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company’s principal executive and financial officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on its evaluation, management concluded that as of September 30, 2020, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, our management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting were effective. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

●

A recession in Louisiana where our lands are located may depress the values of our lands and falling commodity prices could reduce our revenue streams. For example, our oil and gas revenues in the quarter ended September 30, 2020 were lower than the comparable period of 2019 partially due to declines in the prices of oil and gas, which could be attributable to the contraction of global economic activity caused by the pandemic.

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

3.4	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 001-31905) filed on August 9, 2019).

10.1+	Executive Employment Agreement effective as of July 15, 2020 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-31905) filed on July 16, 2020.)

31*	Certification of W. Gray Stream, President and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of W. Gray Stream, President and Treasurer, pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2020

CKX LANDS, INC.

By:

/s/ W. Gray Stream
W. Gray Stream
President and Treasurer
(Principal executive and financial officer)