Form 10-K
period 2020-12-31
CKX LANDS, INC.
filed 2021-03-25
CIK 352955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission File Number 1-31905

CKX Lands, Inc.

(Exact name of registrant as specified in its Charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-0144530 (I.R.S. Employer Identification Number)

2417 Shell Beach Drive Lake Charles, LA (Address of principal executive offices)	70601 (Zip Code)

Registrant’s telephone number, including area code: (337) 493-2399

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock with no par value	CKX	NYSE American

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐     NO ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2020 based on the closing price on that date of $8.14 was $11,185,622.

The number of shares of the registrant’s Common Stock outstanding as of March 24, 2021, was 1,942,495.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement prepared in connection with the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the “Safe Harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, without limitation, the information contained under the heading “Outlook for Fiscal Year 2021” in Item 7 of this report, and any statements containing forward-looking terminology including “may,” ”should,” “likely,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “projects,” or other similar words. These statements are not a guarantee of future performance and are subject to risks, uncertainties and other factors, some of which are set forth in “Item 1A. Risk Factors.” Many risks are beyond our control and difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information may be contained in the Company’s future reports periodically filed with the SEC.

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

CKX has small royalty interests in 20 different producing oil and gas fields. The size of each royalty interest is determined by the Company’s net ownership in the acreage unit for the well. CKX’s royalty interests range from 0.0045% for the smallest to 7.62% for the largest. As the Company does not own or operate the wells, it does not have access to any reserve information. Eventually, the oil and gas reserves under the Company’s current land holdings will be depleted.

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

The Company actively searches for additional real estate for purchase in Louisiana with a focus on southwest Louisiana and on timberland and agricultural land. When evaluating unimproved real estate for purchase, the Company will consider numerous characteristics including but not limited to, timber fitness, agriculture fitness, future development opportunities and/or mineral potential. When evaluating improved real estate for purchase, the Company will consider characteristics including, but not limited to, geographic location, quality of existing revenue streams, and/or quality of the improvements.

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

Because of the nature of the Company’s revenue streams, the effect of competition on the Company and its results of operations is not material.

In the first quarter of 2019, the Company began developing several ranchette-style subdivisions on certain of its lands in Calcasieu Parish and Beauregard Parish, Louisiana, using existing road rights of way. The Company actively markets for sale the subdivision lots, which consist of more than three acres each. The Company is working to identify additional undeveloped acres that it owns in Southwest Louisiana that would likewise be suitable for residential subdivisions.

Employees

The Company has one employee, who is part-time. The Company is not subject to union contracts nor does the Company have any medical benefit, pension, profit sharing, option or deferred compensation programs. The Company expects to seek the approval of its shareholders at its 2021 annual meeting of shareholders for a stock incentive plan to be adopted, if approved, pursuant to its previously announced Executive Employment Agreement effective July 15, 2020 with its President and Treasurer.

Customers

The Company’s customers are those who have mineral leases on Company lands, purchase timber in competitive bids or execute surface leases for farming, hunting, right of ways or other purposes. During 2020, the Company received approximately 48.64% of its total revenues from the following customers:

Customer	Revenue Type	% of Total Revenue
EOG Resources, Inc.	Oil & Gas	13.08%
Fortune Forest Products	Timber	10.03%
Enable	Right of Way	7.06%
Texegy Operating Company LLC	Oil & Gas	6.77%
Walsh Timber Company, L.L.C.	Timber	6.00%
Stream Wetland Services LLC	Surface	5.70%
C6 Operating LLC	Oil & Gas	4.92%
Bennett Timber Co., LLC	Timber	4.75%

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

The operators of the wells are responsible for complying with environmental and other governmental regulations. However, should an operator abandon a well located on Company land without following prescribed procedures, the landowners could possibly be held responsible. The Company does not believe this would have a material effect on its financial condition.

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

`

The COVID-19 pandemic created a global health crisis and an unprecedented suspension of commercial activity around the world, including in Louisiana. The effect of the pandemic is constantly evolving, and its future consequences are highly uncertain, so we cannot predict how it may affect our future financial condition and results of operations.

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

●

A recession in Louisiana where our lands are located may depress the values of our lands and falling commodity prices could continue to reduce certain of our revenue streams. For example, our oil and gas revenues for the year ended December 31, 2020 were lower than for fiscal 2019 partially due to declines in demand and prices for oil and gas, resulting from the contraction of global economic activity caused by the pandemic.

The direct and indirect effects of the pandemic are extremely widespread and constantly evolving. In addition, its future effects are highly uncertain. It is possible that the pandemic could affect our business in the future in ways that we do not or cannot now anticipate.

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

Our properties are located principally in southwest Louisiana, where major hurricanes and flooding have occurred. Depending on where any hurricane makes landfall or flooding occurs, our properties could be significantly damaged, and income-producing activities on our properties could be disrupted. In fact, approximately a percentage of our standing timber was damaged, and oil and gas production on our lands was temporarily interrupted due to Hurricane Laura in August 2020. In addition, the occurrence and frequency of hurricanes and flooding in Louisiana could also negatively impact demand for the use of our real estate assets because of perceptions of hurricane and flooding risks. In addition to hurricanes, the occurrence of other natural disasters and climate conditions in Louisiana, such as tornadoes, fires, unusually heavy or prolonged rain, droughts, and heat waves, could have an adverse effect on our ability to use our properties or realize income from our properties.

We have approximately 10,495 net acres of timberland in various stages of growth or age classes. A typical pine timber stand will be harvested after 30 to 35 years of growth with some thinning occurring during this time. A hardwood stand will be harvested after 45 to 50 years of growth. A natural disaster can have a material adverse effect on timber growth, reducing its value. In addition to hurricanes, natural disasters that could affect our timber lands include tornados, high winds, heavy rains and flooding, and/or fire caused by lightning or other sources.

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

The Company owns approximately 13,941 net acres all located in Louisiana. The approximate gross and net acres located in each Louisiana parish are presented below.

Parish	Gross Acres	Net Acres	Segment(s)

Calcasieu	16,042	4,801	Oil and gas, timber and surface
Jefferson Davis	9,737	2,326	Oil and gas, timber and surface
Allen	8,148	2,483	Oil and gas, timber and surface
Beauregard	7,345	3,576	Oil and gas, timber and surface
Cameron	1,248	274	Oil and gas, surface
LaFourche	240	40	Oil and gas
Natchitoches	200	200	Timber
Vermilion	180	30	Oil and gas, surface
Rapides	129	129	Timber
St. Landry	80	32	Timber
Sabine	50	50	Timber

Total	43,399	13,941

Included in the 13,941 net acres presented above, are approximately 7,509 acres owned 100% by the Company. The Louisiana parish location for these 100% owned lands is presented below:

Parish	Acres	Segment(s)

Beauregard	2,742	Oil and gas, timber and surface
Calcasieu	2,421	Oil and gas, timber and surface
Allen	1,121	Oil and gas, timber and surface
Jefferson Davis	684	Timber and surface
Natchitoches	200	Timber and surface
Cameron	162	None
Rapides	129	Timber
Sabine	50	Timber

Total	7,509

For management purposes, the Company classifies the 13,941 net acres owned by CKX as follows: 10,495 net acres are timber lands, 2,357 net acres are agriculture lands, 895 net acres are marsh lands, and 194 net acres are located in metropolitan areas.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, an d an adverse result in these or other matters may arise from time to time that may harm our business. The Company was not involved in any legal proceedings as of December 31, 2020.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the NYSE American under the trading symbol CKX.

Common Stock

As of March 24, 2021, there were 1,942,495 shares outstanding. There were no sales of unregistered securities of the Company and no purchases of CKX equity securities by the Company during 2020.

Holders

On March 24, 2021, we had 452 stockholders of record.

Dividend Policy

The Company does not currently pay dividends on a regular basis.  In determining whether to declare a dividend, the Board of Directors takes into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions among other information deemed relevant.

Pursuant to a dividend reversion clause in the Company’s Articles of Incorporation, dividends not claimed within one year after a dividend becomes payable will expire and revert in full ownership to the Company and the Company’s obligation to pay such dividend will cease. During 2020 and 2019, the Company received no dividend reversions.

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

CKX has small royalty interests in 20 different producing oil and gas fields. The size of each royalty interest is determined by the Company’s net ownership in the acreage unit for the well. CKX’s royalty interests range from 0.0045% for the smallest to 7.62% for the largest. As the Company does not own or operate the wells, it does not have access to any reserve information. Eventually, the oil and gas reserves under the Company’s current land holdings will be depleted.

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

The Company actively searches for additional real estate for purchase in Louisiana with a focus on southwest Louisiana and on timberland and agricultural land. When evaluating unimproved real estate for purchase, the Company will consider numerous characteristics including but not limited to, timber fitness, agriculture fitness, future development opportunities and/or mineral potential. When evaluating improved real estate for purchase, the Company will consider characteristics including, but not limited to, geographic location, quality of existing revenue streams, and/or quality of the improvements.

Recent Developments

In the first quarter of 2019, the Company began developing several ranchette-style subdivisions on certain of its lands in Calcasieu and Beauregard Parishes using existing road rights of way.  The Company has identified demand in those areas for ranchette-style lots, which consist of more than three acres each, and the Board of Directors and management believe this project will allow the Company to realize a return on its investment in the applicable lands after payment of expenses.  The Company has completed and recorded plats for two subdivisions and obtained approval to complete a third subdivision during the first quarter of 2021.  The three subdivisions are located on approximately 415 acres in Calcasieu Parish and approximately 160 acres in Beauregard Parish, and contain an aggregate of 39 lots.  As of December 31, 2020, the Company has closed on the sale of six of the 39 lots. As of the date of this report the Company sold an additional seven lots, has five sales pending, and it is actively marketing the remaining lots.

The Company is working to identify additional undeveloped acres owned by the Company in Southwest Louisiana that would likewise be suitable for residential subdivisions.

On August 27, 2020, Hurricane Laura made landfall in Cameron, Louisiana as a major Category 4 hurricane.  The hurricane caused widespread property damage, flooding, power outages, and water and communication service interruptions.  The Company holds 13,941 acres of land in Southwest Louisiana across 11 parishes with 10,495 acres classified as timber lands.  Ten of these parishes are included in the Federal Emergency Management Agency’s disaster declaration related to Hurricane Laura.  A percentage of the Company’s timber was damaged during the storm and oil and gas production was temporarily interrupted.  No other business operations were affected by the storm.  The Company assessed and determined that that the Company did not incur an impairment loss on the value of its timber and determined the temporary interruption had an immaterial effect on its financial condition and results of operations.

On October 9, 2020, Hurricane Delta made landfall in Creole, Louisiana as a Category 2 hurricane.  The hurricane caused property damage, flooding, power outages, and water and communication service interruptions.  The Company holds property in seven of the parishes included in the Federal Emergency Management Agency’s disaster declaration related to the hurricane.  The Company assessed the damage to its timber and the effects of any temporary interruption in oil and gas production on its lands and determined that the effects of the hurricane on its assets and operations were minimal.

Summary of Fiscal Year 2020 Results

During the year ended December 31, 2020, the Company experienced a substantial decline in oil and gas revenue compared to the year ended December 31, 2019.  This was primarily due to decreased production as well as lower average sale prices, partially as a result of the COVID-19 pandemic.  Timber and surface sales increased approximately 33% as compared to fiscal year 2019. The Company had a much higher gain on the sale of land and a minimal decrease in general and administrative expenses for fiscal year 2020 as compared to fiscal year 2019.

Results of Operations - for the years ended December 31, 2020 and 2019

Revenue

Total revenues for 2020 were $671,944, a decrease of approximately 17% when compared with 2019 revenues of $811,271. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the year ended December 31, 2020 as compared to 2019, are as follows:

	Years Ended December 31,
	2020	2019	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$257,247	$500,426	$(243,179)	(48.6)%
Timber sales	134,720	72,847	61,873	84.9%
Surface revenue	279,977	237,998	41,979	17.6%
Total revenues	$671,944	$811,271	$(139,327)	(17.2)%

Oil and Gas

Oil and gas revenues were 38% and 62% of total revenues for 2020 and 2019, respectively. A breakdown of oil and gas revenues for the years ended December 31, 2020 as compared to 2019 are as follows:

	Years Ended December 31,
	2020	2019	Change from Prior Year	Percent Change from Prior Year
Oil	$228,571	$383,578	$(155,007)	(40.4)%
Gas	26,361	109,164	(82,803)	(75.9)%
Lease and geophysical	2,315	7,684	(5,369)	(69.9)%
Total revenues	$257,247	$500,426	$(243,179)	(48.6)%

CKX received oil and/or gas revenues from 94 and 101 wells during the years ended December 31, 2020 and 2019, respectively.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF for the years ended December 31, 2020 and 2019:

	Years Ended
	December 31,
	2020	2019
Net oil produced (Bbl)(2)	5,043	6,272
Average oil sales price (per Bbl)(1,2)	$45.32	$61.16
Net gas produced (MCF)	12,376	32,107
Average gas sales price (per MCF)(1)	$2.13	$3.40

(1) Before deduction of production costs and severance taxes
(2) Excludes plant products

Oil revenues decreased for the year ended December 31, 2020, as compared to 2019, by $155,007. Gas revenues decreased for the year ended December 31, 2020, as compared to 2019, by $82,803. As indicated from the schedule above, the decrease in oil revenues was due to a decrease in net oil produced and a decrease in the average oil sales price per barrel. The decrease in gas revenues was due to a decrease in net gas produced and a decrease in the average price per MCF. Management believes the decrease in oil and gas revenues is a factor of the extreme weakness in oil and gas markets due to the COVID-19 pandemic.

The following eight fields produced 92.31% of the Company’s oil and gas revenues in 2020. The following table shows the number of barrels of oil (Bbl Oil) and MCF of gas (MCF Gas) produced from these fields.

Field	Bbl Oil (1)	MCF Gas
Gonzales County	1,591	691
South Bear Head Creek	1161	3,418
Reeves	590	367
Castor Creek	512	0
South Lake Charles	270	2877
Cowards Gully	336	153
Lake Arthur	77	2158
North Indian Village	171	1,440

The following eight fields produced 92.33% of the Company’s oil and gas revenues in 2019. The following table shows the number of barrels of oil (Bbl Oil) and MCF of gas (MCF Gas) produced from these fields.

Field	Bbl Oil (1)	MCF Gas
South Bear Head Creek	1,821	1,757
South Jennings	447	9,298
Coward Gully	682	403
South Lake Charles	600	6,299
Castor Creek	686	25
Gonzales County	557	566
South Elton	159	2738
Pine Prairie	211	1,345

The Company was a lessor in the following non-producing mineral leases:

Activity	2020	2019
Bonus lease	1	1
Delay lease	0	2
Gross acres	200	200
Net acres	33	33

Lease and geophysical revenues decreased for the year ended December 31, 2020, as compared to 2019, by $5,369. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Timber

Timber revenues were 20% and 9% of total revenues for 2020 and 2019, respectively. Timber revenues increased for the year ended December 31, 2020, as compared to the year ended December 31, 2019, by $61,873. The increase in timber revenues was due to some holders of timber contracts determining to harvest timber on Company lands and favorable weather conditions for harvesting.

Surface

Surface revenues were 42% and 29% of total revenues for 2020 and 2019, respectively. Surface revenues increased for the year ended December 31, 2020, as compared to 2019, by $41,979. This increase is due to an increase in the price per acre charge for leases.

Costs and Expenses

Oil and gas costs decreased for the year ended December 31, 2020 as compared to 2019 by $28,075. These variances are due to the normal variations in year to year costs, which correlate directly with variations in revenues.

Timber costs decreased for the year ended December 31, 2020 as compared to 2019 by $11,735. This is primarily due to decreased timber management costs.

General and administrative expenses decreased for the year ended December 31, 2020 as compared to 2019 by $13,696. This is primarily due to decreased costs to prepare and file SEC reports, salaries, contract services and director’s fees, partially offset by an increase in property management expense.

Gain on Sale of Land and Equipment

Gain on sale of land and equipment was $354,577 and $80,876 for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, this consisted of a gain on sale of eight tracts of land including six lots in subdivisions and one sale to local government for roadway construction.

Outlook for Fiscal Year 2021

The Company will continue to consider and evaluate commercial, agricultural and timber lands, and other business opportunities for acquisitions and to evaluate its current holdings for divestiture. The Company will consider purchases outside of southwest Louisiana and will consider developing its properties for commercial or residential purposes.

The Company will continue to actively market its timber. Weather in 2020 was generally better for timber harvesting than in 2019. Due to Hurricanes Laura and Delta in 2020 the Company sold some of its timber at salvage prices. Stumpage prices have remained depressed when compared to recent historical prices. The Company will seek to enter into additional stumpage agreements.

The Company began directly managing its lands in 2017, except for approximately 5,030 acres of timber property in which the Company owns an undivided 1/6 interest, which is managed by Walker Louisiana Properties. The Company believes direct land management and continuing economic activity in southwest Louisiana will be a catalyst for increased surface revenue.

Liquidity and Capital Resources

Sources of Liquidity

The Company’s current assets totaled $7,073,076 and current liabilities equaled $342,195 at December 31, 2020.

The Company entered into an unsecured revolving line of credit with Hancock Whitney Bank on June 25, 2018. The line of credit permitted the Company to draw a maximum aggregate amount of $1,000,000. Borrowings under the line of credit bore interest at a rate of 4.25%. The line of credit expired on June 25, 2019 and was not extended. As of December 31, 2020, and 2019, the Company had no outstanding debt.

In the opinion of management, cash and cash equivalents are adequate for projected operations and possible land acquisitions.

Analysis of Cash Flows

Net cash provided by operating activities decreased by $54,546 to $140,165 for the year ended December 31, 2020, compared to $194,711 for the year ended December 31, 2019. The decrease in cash provided by operating activities was attributable primarily to the change on the gain on the sale of land.

Net cash provided by investing activities was $3,042,801 and $1,224,842 for the year ended December 31, 2020, and 2019, respectively.  For the year ended December 31, 2020, this included purchases of certificates of deposit of $1,985,920, purchases of mutual funds of $3,960, and costs of reforesting timber of $9,321 offset by proceeds from maturity of certificates of deposit of $4,682,920 and proceeds from the sale of fixed assets of $359,082. For the year ended December 31, 2019, this included purchases of certificates of deposit of $2,456,000, purchases of mutual funds of $255,578 and costs of reforesting timber of $26,815, offset by proceeds from maturity of certificates of deposit of $3,854,000, and proceeds from the sale of fixed assets of $109,235.

Net cash used in financing activities was $0 and $0 for the year ended December 31, 2020, and 2019, respectively.

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

The Company’s financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of December 31, 2020 and 2019 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended have been audited by MaloneBailey, LLP. MaloneBailey, LLP is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures that are designed to provide reasonable assurance that such information is accumulated and communicated to our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls and procedures included a review of the control objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. After conducting this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to  our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Internal control over financial reporting is the process designed under the principal executive and financial officer’s supervision, and effected by our Board of Directors, the principal executive and financial officer and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

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

Under the supervision and with the participation of our principal executive and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, as required by Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control - Integrated Framework. Based on our assessment under the framework in Internal Control - Integrated Framework (2013 framework), our principal executive and financial officer concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2020, there were some changes to our internal controls to improve segregation of duties. No other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.4	By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 001-31905) filed on August 9, 2019).

4.1	Description of capital stock (incorporated by reference to Exhibit 4.1 to Form 10-K (File No. 001-31905) for the year ended December 31,2019, filed on March 16, 2020).

10.1+	Executive Employment Agreement effective as of July 15, 2020. (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-31905) filed on July 16, 2020).

31*	Certification of W. Gray Stream, President and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32**	Certification of W. Gray Stream, President and Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2021.

CKX LANDS, INC.

By:

/s/W. Gray Stream
W. Gray Stream
President and Treasurer
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2021.

/s/ W. Gray Stream
W. Gray Stream	President, Treasurer and Director (Principal Executive and Financial Officer)

/s/ Lee W. Boyer
Lee W. Boyer	Secretary and Director

/s/ Keith Duplechin
Keith Duplechin	Director

/s/ Edward M. Ellington, II
Edward M. Ellington, II	Director

/s/ Daniel J. Englander
Daniel J. Englander	Director

/s/ Max H. Hart
Max H. Hart	Director

/s/ Eugene T. Minvielle, IV
Eugene T. Minvielle, IV	Director

/s/ Mary Leach Werner
Mary Leach Werner	Director

/s/ Michael B. White
Michael B. White	Director

CKX LANDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

CKX Lands, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CKX Lands, Inc. (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Impairment of long-lived assets – Timber assets

Description of the Matter

As disclosed in Notes 2 and 4 of the financial statements, the Company has recorded net property and equipment of $9.2 million as of December 31, 2020. The Company reviews its long-lived assets for impairment whenever events and changes in circumstances indicate the carrying value of such assets may not be recoverable. During the quarter ended September 30, 2020, the Company’s timber assets were damaged as a result of Hurricane Laura. The Company performed an impairment analysis of its timber assets by comparing the undiscounted cash flows of the related assets with their carrying value. The Company utilized a third-party specialist to assist in its impairment analysis.

We identified the impairment assessment of the Company’s timber assets as a critical audit matter given the significant judgement and use of specialist in developing the estimates of its future cash flows. In turn, auditing the inputs and assumptions used required a high degree auditor judgement.

How We Addressed the Matter in Our Audit

The audit procedures we performed to address this critical audit matter included the following, among others:

●         Evaluating the experience, qualification and objectivity of the third-party specialist.

●         Evaluating the reasonableness of the assumptions used to estimate expected future cash flows including timber volumes and prices.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2015.

Houston, Texas

March 25, 2021

CKX LANDS, INC.

BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$6,463,255	$3,280,289
Certificates of deposit	-	2,697,000
Equity investment in mutual funds	502,595	500,642
Accounts receivable	98,515	102,786
Prepaid expense and other assets	8,711	39,731
Total current assets	7,073,076	6,620,448
Property and equipment, net	9,243,621	9,242,082
Total assets	$16,316,697	$15,862,530

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade payables and accrued expenses	110,786	62,253
Unearned revenue	231,409	165,158
Total current liabilities	342,195	227,411
Deferred income tax payable	187,664	187,664
Total liabilities	529,859	415,075

Stockholders' equity:
Common stock, 3,000,000 authorized, no par value, 1,942,495 issued and outstanding as of December 31, 2020 and December 31, 2019	59,335	59,335
Retained earnings	15,727,503	15,388,120
Total stockholders' equity	15,786,838	15,447,455
Total liabilities and stockholders' equity	$16,316,697	$15,862,530

The accompanying notes are an integral part of these financial statements.

CKX LANDS, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019

Revenues:
Oil and gas	$257,247	$500,426
Timber sales	134,720	72,847
Surface revenue	241,644	199,665
Surface revenue - related party	38,333	38,333
Total revenue	671,944	811,271
Costs, expenses and (gains):
Oil and gas costs	29,379	57,454
Timber costs	9,409	21,144
Surface costs	1,154	1,274
General and administrative expense	605,223	618,919
Depreciation expense	2,303	1,750
Gain on sale of land	(354,577)	(80,876)
Total costs, expenses and (gains)	292,891	619,665
Income from operations	379,053	191,606

Interest income	44,179	109,582
Miscellaneous income from timber damage	14,992	-
Income before income taxes	438,224	301,188
Federal and state income tax expense:
Current	98,841	51,255
Deferred	-	-
Total income taxes	98,841	51,255
Net income	$339,383	$249,933

Earnings per share, basic and diluted	$0.17	$0.13

Weighted average shares outstanding, basic and diluted	1,942,495	1,942,495

The accompanying notes are an integral part of these financial statements.

CKX LANDS, INC. STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, December 31, 2019	1,942,495	$59,335	$15,388,120	$15,447,455
Net income	-	-	339,383	339,383
Balances, December 31, 2020	1,942,495	$59,335	$15,727,503	$15,786,838

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, December 31, 2018	1,942,495	$59,335	$15,138,187	$15,197,522
Net income	-	-	249,933	249,933
Balances, December 31, 2019	$1,942,495	$59,335	$15,388,120	$15,447,455

The accompanying notes are an integral part of these financial statements.

CKX LANDS, INC.

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$339,383	$249,933
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,303	1,750
Depletion expense	974	611
Gain on sale of land	(354,577)	(80,876)
Unrealized loss (gain) on equity investment in mutual funds	2,007	(240)
Changes in operating assets and liabilities:
(Increase) decrease in current assets	35,291	12,937
Increase (decrease) in current liabilities	114,784	10,596
Net cash provided by operating activities	140,165	194,711

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of certificates of deposit	(1,985,920)	(2,456,000)
Proceeds from maturity of certificates of deposit	4,682,920	3,854,000
Purchases of mutual funds	(3,960)	(255,578)
Costs of reforesting timber	(9,321)	(26,815)
Proceeds from the sale of fixed assets	359,082	109,235
Net cash provided by investing activities	3,042,801	1,224,842

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,182,966	1,419,553
Cash and cash equivalents, beginning of the period	3,280,289	1,860,736
Cash and cash equivalents, end of the period	$6,463,255	$3,280,289

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$92,770	$67,107

The accompanying notes are an integral part of these financial statements.

CKX LANDS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1:	Nature of Business and Significant Accounting Policies

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

Risks and Uncertainties

In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. While the Company did not incur significant disruptions to its operations during 2020 from COVID-19, it is unable at this time to predict the impact that COVID-19 will have on its business, financial position and operating results in future periods due to numerous uncertainties and is closely monitoring the impact of the pandemic on all aspects of its business.

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

Certificate of Deposits

Certificates of deposit have maturities greater than three months when purchased, in amounts not greater than $250,000. All certificates of deposit are held until maturity and recorded at cost which approximates fair value. Certificates of deposit matured through the fourth quarter of 2020. Certificates of deposit with a maturity of one year or less are classified as short-term. Certificates of deposit with a maturity of more than one year are classified as long-term.

Equity Investment

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition of Financial Assets and Financial Liabilities,” (ASU 2016-01), which makes targeted amendments to the guidance for recognition, measurement, presentation and disclosure of financial instruments.  The guidance under ASU 2016-01 requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income.  As of December 31, 2020 and 2019, the Company classified $502,595 and $500,642, respectively, of mutual funds as equity securities.  The Company invests in ultra-short, high quality U.S. dollar money market funds, foreign funds, and obligations issued by the U.S. Government. The Company did not hold any equity investments until the fourth quarter of 2018, accordingly, there are no effects on the Company’s investments from the adoption of ASU 2016-01.

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

Impairment of Long-lived Assets

Long-lived assets, such as land, timber and property, buildings, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value may be determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models. During the year ended December 31, 2020, the Company performed a step zero impairment analysis on furniture and fixtures and land improvements and determined there were no qualitative factors that would indicate impairment. No impairment charges were recorded during the years ended December 31, 2020 and 2019.

On August 27, 2020, Hurricane Laura made landfall in Cameron, Louisiana as a major Category 4 hurricane. The hurricane caused widespread property damage, flooding, power outages, and water and communication service interruptions. The Company holds 13,941 acres of land in Southwest Louisiana across 11 parishes, with 10,495 acres classified as timber lands. Ten of these parishes are included in the Federal Emergency Management Agency’s disaster declaration related to Hurricane Laura. A percentage of the Company's timber assets were damaged during the storm. The Company performed an impairment analysis by comparing the undiscounted cash flow of the assets and the carrying value of the fixed assets and determined there was no impairment to its timber.

Revenue Recognition

Effective January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the new standard, we recognize revenues when the following criteria are met: (i) persuasive evidence of a contract with a customer exists, (ii) identifiable performance obligations under the contract exist, (iii) the transaction price is determinable for each performance obligation, (iv) the transaction price is allocated to each performance obligation, and (v) the performance obligations are satisfied. We derive a majority of our revenues from oil and gas royalties, timber sales, and surface leases. Surface leases are not within the scope of ASC 606 and are accounted for under ASC 842. See Note 9 for more detailed information about the Company’s reportable segments.

Oil and Gas

Oil and gas revenue is generated through customer contracts, where we provide the customer access to a designated tract of land upon which the customer performs exploration, extraction, production and ultimate sale of the oil and gas. The Company receives royalties on all oil and gas produced by the customer. The performance obligation identified in oil and gas related contracts is the oil and gas produced on the designated tract of land. The performance obligation is satisfied at a point in time, which is when the customer produces oil and gas. The transaction price is comprised of fixed fees (royalties) on all oil and gas produced. The Company accrues monthly royalty revenues based upon estimates and adjusts to actual as the Company receives payments. Net accrued royalty income was $49,113 and $84,880 as of December 31, 2020 and 2019, respectively. There are no capitalized contract costs associated with oil and gas contracts. The accounting for royalty income remains largely unchanged upon implementation of ASC 606.

Timber

Timber revenue is generated through customer contracts executed as a pay-as-cut arrangement, where the customer acquires the right to harvest specified timber on a designated tract for a set period of time at agreed-upon unit prices. The performance obligation identified in timber related contracts is the severing of a single tree.

We satisfy our performance obligation when timber is severed, at which time revenue is recognized. The transaction price for timber sales is determined using contractual rates applied to harvest volumes. The Company may receive a deposit at the time of entering into a stumpage agreement and this deposit is recorded in unearned revenue until earned. The Company held stumpage agreement deposits of $87,300 as of December 31, 2020 and 2019. There are no capitalized contract costs associated with timber contracts. No revenue has been recognized on the stumpage agreements held by the Company and they are still open. The amount deposited by the customer is recognized as revenue against the first timber harvested.  If no timber is harvested by the end of the contract the deposit is retained and recognized as income at contract end.  The accounting of timber revenue remains largely unchanged upon implementation of ASC 606.

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

Basic and Diluted Earnings per share

Net earnings per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income per share excludes all potential common shares if their effect is anti-dilutive. As of December 31, 2020, and 2019 there were no dilutive shares outstanding.

Dividends

The Company does not currently pay dividends on a regular basis.  In determining whether to declare a dividend, the Board of Directors takes into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions, among other information deemed relevant. Dividends paid per common stock are based on the weighted average number of common stock shares outstanding during the period. No dividends were declared during the years ended December 31, 2020 and 2019.

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

Other Taxes

Taxes, other than income taxes, which consisted of property, payroll, franchise and oil and gas production taxes were $125,124 and $151,204, for the years ended December 31, 2020 and 2019, respectively.

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

Note 2:      Certificates of Deposit

The Company has certificates of deposit for investment purposes. Certificates of deposit have maturities greater than three months when purchased, in amounts not greater than $250,000. All certificates of deposit are held until maturity and recorded at cost which approximates fair value. Certificates of deposit matured through the fourth quarter of 2020. Total certificates of deposit were $0 and $2,697,000 as of December 31, 2020 and 2019, respectively. Purchases of certificates of deposit were $1,985,920 and $2,456,000 for the years ended December 31, 2020 and 2019, respectively. Proceeds from the maturity of certificates of deposit were $4,682,920 and $3,854,000 for the years ended December 31, 2020 and 2019, respectively.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Class	Methods and/or Assumptions

Cash and cash equivalents:	Carrying value approximates fair value due to its readily convertible characteristic.

Certificate of deposit:	Held until maturity and recorded at amortized cost which approximates fair value.

Equity investment in mutual funds:	Carrying value adjusted to and presented at fair market value.

The estimated fair value of the Company's financial instruments are as follows:

		December 31, 2020		December 31, 2019
Financial Assets:	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	1	$6,463,255	$6,463,255	$3,280,289	$3,280,289
Certificate of deposit - short term	1	-	-	2,697,000	2,697,000
Equity investment in mutual funds	1	504,369	502,595	500,410	500,642
Total		$6,967,624	$6,965,850	$6,477,699	$6,477,931

Note 4:      Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2020	2019

Land	$7,018,547	$7,023,053
Timber	2,196,942	2,188,594
Building and equipment	108,602	108,602
	9,324,091	9,320,249
Accumulated depreciation	(80,470)	(78,167)
Total	$9,243,621	$9,242,082

Depreciation expense was $2,303 and $1,750 for the years ended December 31, 2020 and 2019, respectively.

Depletion expense was $974 and $611 for the years ended December 31, 2020 and 2019, respectively.

Note 5:      Land Purchases and Sales

Land Purchases

The Company did not purchase any lands during the years ended December 31, 2020 and 2019.

Land Sales

During the year ended December 31, 2020, the Company sold the following lands:

	+/-	Louisiana				Mineral
Quarter	Acres	Parish	Ownership	Land	Timber	Rights %
1st	3.17	Calcasieu	100.00%	$35,500	-	0%
2nd	2.62	Calcasieu	16.67%	$128,140	-	0%
2nd	6.75	Beauregard	100.00%	$64,000	-	0%
2nd	5	Beauregard	100.00%	$35,000	-	0%
3rd	3.14	Calcasieu	100.00%	$34,195	-	0%
3rd	40	Calcasieu	16.67%	$13,333	-	0%
4th	2.88	Calcasieu	100.00%	$28,800	-	0%
4th	3.17	Calcasieu	100.00%	$35,190	-	0%

During the year ended December 31, 2019, the Company sold the following lands:

	+/-	Louisiana				Mineral
Quarter	Acres	Parish	Ownership	Land	Timber	Rights %
1st	16.26	Calcasieu	100.00%	$112,500	-	0%
2nd	20	Calcasieu	16.67%	$5,000	-	0%

For the years ended December 31, 2020 and 2019, gains on sales of land were $354,577 and $80,876, respectively.

Note 6:      Oil and Gas Leases

Results of oil and gas leasing activities for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
Gross revenues
Royalty interests	$257,247	$500,426
Lease fees	5,882	22,901
	263,129	523,327
Production costs	29,379	57,454
Results before income tax expense	233,750	465,873
Estimated income tax expense	67,788	135,103
Results of operations from producing activities excluding corporate overhead	$165,962	$330,770

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

The Company’s royalty and working interests share of oil and gas, exclusive of plant products, produced from leased properties were:

	2020	2019
Net gas produced (MCF)	12,376	32,107
Net oil produced (Bbl)	5,043	6,272

Note 7:      Segment Reporting

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, surface and timber. The Company’s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

The tables below present financial information for the Company’s three operating business segments:

	Years Ended December 31,

	2020	2019
Identifiable Assets, net of accumulated depreciation
Timber	$2,196,942	$2,188,594
General corporate assets	14,119,755	13,673,936
Total	16,316,697	15,862,530

Capital expenditures:
Timber	9,321	26,815
Surface	-	-
General corporate assets	-	-
Total segment costs and expenses	$9,321	$26,815

Depreciation and depletion
Oil and gas	-	-
Timber	974	611
General corporate assets	2,303	1,751
Total	$3,277	$2,362

	Years Ended December 31,
	2020	2019
Revenues:
Oil and gas	$257,247	$500,426
Timber sales	134,720	72,847
Surface revenue	279,977	237,998
Total segment revenues	671,944	811,271

Cost and expenses:
Oil and gas costs	29,379	57,454
Timber costs	9,409	21,144
Surface costs	1,154	1,274
Total segment costs and expenses	39,942	79,872

Net income from operations:
Oil and gas	227,868	442,972
Timber	125,311	51,703
Surface	278,823	236,724
Total segment net income from operations	632,002	731,399
Unallocated other income (expense) before income taxes	(193,778)	(430,211)
Income before income taxes	$438,224	$301,188

There are no intersegment sales reported in the accompanying statements of operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income or loss from operations before income taxes excluding nonrecurring gains and losses on equity investment. Income before income tax represents net revenues less costs and expenses less other income and expenses of a general corporate nature. Identifiable assets by segment are those assets used solely in the Company's operations within that segment.

Note 8:     Concentrations

Revenues from customers representing 5% or more of total revenue for the years ended December 31, 2020 and 2019, respectively were:

	Years Ended December 31,
Count	2020	2019
1	$87,871	$102,265
2	67,416	69,106
3	47,452	51,683
4	45,520	51,480
5	40,289	43,954
6	38,333	-

Note 9:      Income Taxes

The Company files federal and state income tax returns on a calendar year basis. The net deferred tax liability in the accompanying balance sheets includes the following components at December 31, 2020 and 2019:

	2020	2019
Deferred tax assets	-	-
Deferred tax liabilities	(187,664)	(187,664)
	$(187,664)	$(187,664)

Reconciliations between the United States federal statutory income tax provision, using the statutory rate of 21%, and the Company’s provision for income taxes at December 31, 2020 and 2019 are as follows:

	2020	2019
Income tax on income before extraordinary item:
Tax at statutory rates	$91,599	$61,481
Tax effect of the following:
Statutory depletion	(8,103)	(15,763)
Section 179 deduction		-
State income tax	(1,425)	3,109
Other	(1,040)	(2,081)
Income tax on income	$81,031	$46,746

Deferred income taxes payable result from timing differences in the recognition of revenue and expenses for tax and financial statement purposes. The effect of these timing differences at December 31, 2020 and 2019 is as follows:

	2020	2019
Casualty loss	$(77,714)	$(77,714)
Deferred gain	(109,950)	(109,950)
	$(187,664)	$(187,664)

The Company files income tax returns for federal and state purposes. Generally, the Company’s tax returns remain open for three years for tax examination purposes. Tax positions are recognized when they are more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. The Company is subject to periodic audits by the Internal Revenue Service and other state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. The Company evaluates its tax positions and establishes liabilities if significant in accordance with the applicable accounting guidance on uncertainty in income taxes. With few exceptions, the Company is no longer subject to U.S. Federal and state income tax examinations by the tax authorities for calendar years ending before December 31, 2017.

Note 10:    Related Party Transactions

The Company and Stream Wetlands Services, LLC (“Stream Wetlands”) are parties to an option to lease agreement dated April 17, 2017 (the “OTL”). The OTL provides Stream Wetlands an option, exercisable through February 28, 2021, to lease certain lands from the Company, subject to the negotiation and execution of a mutually acceptable lease form. Stream Wetlands paid the Registrant $38,333 upon execution of the OTL, and an additional $38,333 during the first quarter of each year through 2020. Mr. Stream, a director of the Company and who was appointed its President and Treasurer effective July 15, 2020, is also the president of Stream Wetlands.

The Company’s immediate past President and current Secretary and director is a partner in Stockwell, Sievert, Viccellio, Clements, LLP (“Stockwell”). Beginning in August 2018, the Company began renting office space from Stockwell. The Company paid Stockwell $750 per month as rent for office space and associated services, $2,000 per month to reimburse the firm for an administrative assistant and reimbursed Stockwell for miscellaneous office supplies and legal expenses. For the year ended December 31, 2020, the Company recorded $22,407 in total of such expense, of which $6,000 was rent expense. For the year ended December 31, 2019, the Company recorded $33,914 in total of such expense, of which $9,000 was rent expense. These expenses were paid through August 31, 2020 and Stockwell ceased providing these services to the Company on August 31, 2020.

Surface revenue-related party was $38,333 for each of the years ended December 31, 2020 and 2019. All of this amount was attributable to the OTL with Stream Wetlands described above.