Form 10-Q
period 2021-03-31
CKX LANDS, INC.
filed 2021-05-07
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,942,495 shares of common stock are issued and outstanding as of May 7, 2021.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	BALANCE SHEETS AS OF MARCH 31, 2021 (UNAUDITED) AND DECEMBER 31, 2020
	STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)
	STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)
	STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)
	NOTES TO FINANCIAL STATEMENTS AS OF MARCH 31, 2021 (UNAUDITED)	1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	5

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	8

ITEM 4.	CONTROLS AND PROCEDURES	9

PART II.	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	9

ITEM 1A.	RISK FACTORS	9

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	9

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	9

ITEM 4.	MINE SAFETY DISCLOSURES	9

ITEM 5.	OTHER INFORMATION	9

ITEM 6.	EXHIBITS	9

SIGNATURES		10

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CKX LANDS, INC.

BALANCE SHEETS

	March 31,	December 31,
	2021	2020
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$6,835,402	$6,463,255
Equity investment in mutual funds	502,719	502,595
Accounts receivable	95,135	98,515
Prepaid expense and other assets	137,232	8,711
Total current assets	7,570,488	7,073,076
Property and equipment, net	9,126,011	9,243,621
Total assets	$16,696,499	$16,316,697

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade payables and accrued expenses	$97,087	$110,786
Unearned revenue	172,617	231,409
Income tax payable	25,486	-
Total current liabilities	295,190	342,195
Deferred income tax payable	187,664	187,664
Total liabilities	482,854	529,859

Stockholders' equity:
Common stock, 3,000,000 authorized, no par value, 1,942,495 issued and outstanding as of March 31, 2021 and December 31, 2020	59,335	59,335
Retained earnings	16,154,310	15,727,503
Total stockholders' equity	16,213,645	15,786,838
Total liabilities and stockholders' equity	$16,696,499	$16,316,697

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Revenues:
Oil and gas	$50,145	$115,050
Timber sales	53,527	7,888
Surface revenue	41,621	47,870
Surface revenue - related party	9,583	9,583
Total revenue	154,876	180,391
Costs, expenses and (gains):
Oil and gas costs	8,221	11,737
Timber costs	958	2,451
General and administrative expense	103,083	143,121
Depreciation expense	507	234
Gain on sale of land	(406,220)	(33,107)
Total costs, expenses and (gains)	(293,451)	124,436
Income from operations	448,327	55,955

Interest income	4,666	17,875
Income before income taxes	452,993	73,830
Federal and state income tax expense:
Current	26,186	15,448
Total income taxes	26,186	15,448
Net income	$426,807	$58,382

Earnings per share, basic and diluted	$0.22	$0.03

Weighted average shares outstanding, basic and diluted	1,942,495	1,942,495

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(unaudited)

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, December 31, 2020	1,942,495	$59,335	$15,727,503	$15,786,838
Net income	-	-	426,807	426,807
Balances, March 31, 2021	1,942,495	$59,335	$16,154,310	$16,213,645

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, December 31, 2019	1,942,495	$59,335	$15,388,120	$15,447,455
Net income	-	-	58,382	58,382
Balances, March 31, 2020	$1,942,495	$59,335	$15,446,502	$15,505,837

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$426,807	$58,382
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	507	234
Depletion expense	77	134
Gain on sale of land	(406,220)	(33,107)
Unrealized loss on equity investment in mutual funds	-	3,010
Changes in operating assets and liabilities:
(Increase) decrease in current assets	(125,141)	(83,854)
Increase (decrease) in current liabilities	(47,005)	76,944
Net cash provided by (used in) operating activities	(150,975)	21,743

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of certificates of deposit	-	(1,210,163)
Proceeds from maturity of certificates of deposit	-	744,000
Purchases of mutual funds	(124)	(1,978)
Costs of reforesting timber	(14,114)	-
Proceeds from the sale of fixed assets	537,360	33,265
Net cash provided by (used in) investing activities	523,122	(434,876)

NET INCREASE IN CASH AND CASH EQUIVALENTS	372,147	(413,133)
Cash and cash equivalents, beginning of the period	6,463,255	3,280,289
Cash and cash equivalents, end of the period	$6,835,402	$2,867,156

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The “Company,” “we,” “us,” and “our,” refer to CKX Lands, Inc.

Note 1:      Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2020 included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

Risks and Uncertainties

In December 2019, a novel coronavirus disease (“COVID-19”) was reported and in January 2020, the World Health Organization (“WHO”) declared it a Public Health Emergency of International Concern. On February 28, 2020, the WHO raised its assessment of the COVID-19 threat from high to very high at a global level due to the continued increase in the number of cases and affected countries, and on March 11, 2020, the WHO characterized COVID-19 as a pandemic. While the Company did not incur significant disruptions to its operations during 2020 and in 2021 to date from COVID-19, it is unable at this time to predict the impact that COVID-19 will have on its business, financial position and operating results in future periods due to numerous uncertainties and is closely monitoring the impact of the pandemic on all aspects of its business.

Concentration of Credit Risk

The Company maintains its cash balances in seven financial institutions. The amount on deposit in each financial institution is insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and management believes the Company is not exposed to any significant credit risk on its cash balances.

Impairment of Long-lived Assets

Long-lived assets, such as land, timber and property, buildings, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value may be determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models. No impairment charges were recorded during the three months ended March 31, 2021 and 2020.

Basic and Diluted Earnings per share

Net earnings per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income per share excludes all potential common shares if their effect is anti-dilutive. As of March 31, 2021, and 2020 there were no dilutive shares outstanding.

Dividends

The Company does not currently pay dividends on a regular basis.  In determining whether to declare a dividend, the Board of Directors takes into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions, among other information deemed relevant. Dividends paid per common stock are based on the weighted average number of common stock shares outstanding during the period. No dividends were declared during the three months ended March 31, 2021 and 2020.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Class	Methods and/or Assumptions

Cash and cash equivalents:	Carrying value approximates fair value due to its readily convertible characteristic.

Equity Investment in mutual funds:	Carrying value adjusted to and presented at fair market value.

The estimated fair value of the Company's financial instruments are as follows:

		March 31, 2021		December 31, 2020
Financial Assets:	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	1	$6,835,402	$6,835,402	$6,463,255	$6,463,255
Equity investment in mutual funds	1	504,492	502,719	504,369	502,595
Total		$7,339,894	$7,338,121	$6,967,624	$6,965,850

Note 3:      Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2021	2020

Land	$6,887,407	$7,018,547
Timber	2,210,979	2,196,942
Equipment	108,602	108,602
	9,206,988	9,324,091
Accumulated depreciation	(80,977)	(80,470)
Total	$9,126,011	$9,243,621

During the three months ended March 31, 2021 and 2020, the Company had a gain on sale of land of $406,220 and $33,107, respectively.

Depreciation expense was $507 and $234 for the three months ended March 31, 2021 and 2020, respectively.

Depletion expense was $77 and $134 for the three months ended March 31, 2021 and 2020, respectively.

Note 4:      Segment Reporting

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, timber and surface. The Company’s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

The tables below present financial information for the Company’s three operating business segments:

	Three Months Ended March 31,
	2021	2020
Revenues:
Oil and gas	$50,145	$115,050
Timber sales	53,527	7,888
Surface revenue	51,204	57,453
Total segment revenues	154,876	180,391

Cost and expenses:
Oil and gas costs	8,221	11,737
Timber costs	958	2,451
Surface costs	-	-
Total segment costs and expenses	9,179	14,188

Net income from operations:
Oil and gas	41,924	103,313
Timber	52,569	5,437
Surface	51,204	57,453
Total segment net income from operations	145,697	166,203
Unallocated other income (expense) before income taxes	307,296	(92,373)
Income before income taxes	$452,993	$73,830

	Three Months Ended	Year Ended
	March 31,	December 31,
	2021	2020
Identifiable Assets, net of accumulated depreciation
Timber	$2,210,979	$2,196,942
General corporate assets	14,485,521	14,119,755
Total	16,696,499	16,316,697

Capital expenditures:
Timber	14,114	9,321
Surface	-	-
General corporate assets	-	-
Total segment costs and expenses	$14,114	$9,321

Depreciation and depletion
Oil and gas	-	-
Timber	77	974
General corporate assets	507	2,303
Total	$584	$3,277

There are no intersegment sales reported in the accompanying statements of operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Form 10-K for the year ended December 31, 2020. The Company evaluates performance based on income or loss from operations before income taxes excluding any nonrecurring gains and losses. Income before income tax represents net revenues less costs and expenses less other income and expenses of a general corporate nature. Identifiable assets by segment are those assets used solely in the Company's operations within that segment.

Note 5:      Income Taxes

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

Note 6:      Related Party Transactions

The Company and Stream Wetlands Services, LLC (“Stream Wetlands”) were parties to an option to lease agreement dated April 17, 2017 (the “OTL”). The OTL provided Stream Wetlands an option to lease certain lands from the Company, subject to the negotiation and execution of a mutually acceptable lease form. Stream Wetlands paid the Company $38,333 during the quarter ended March 31, 2020 to extend the option for three periods of 12 months each through February 28, 2021. The Company renewed the OTL for another period of 12 months on February 28, 2021 in exchange for a payment by Stream Wetlands of $38,333, and Stream Wetlands may extend the option for three additional periods of 12 months upon payment of an additional $38,333 for each of those periods. William Gray Stream, the President and Treasurer and a director of the Company, is the president of Stream Wetlands.

The Company’s President and Treasurer is also the President of Matilda Stream Management, Inc. Matilda Stream Management provides administrative and accounting services to the Company for no compensation.

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

Surface revenue-related party was $9,583 for each of the three months ended March 31, 2021 and 2020. All of this amount was attributable to the OTL with Stream Wetlands described above.

Note 7:      Concentrations

Revenue from the Company's five largest customers for the three months ended March 31, 2021 and 2020, respectively were:

	Three Months Ended March 31,
Count	2021	2020
1	$54,300	$41,686
2	13,990	38,333
3	11,359	15,651
4	10,563	14,307
5	9,583	14,172

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on March 25, 2021.

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

Recent Developments

In the first quarter of 2019, the Company began developing several ranchette-style subdivisions on certain of its lands in Calcasieu and Beauregard Parishes using existing road rights of way.  The Company has identified demand in those areas for ranchette-style lots, which consist of more than three acres each, and the Board of Directors and management believe this project will allow the Company to realize a return on its investment in the applicable lands after payment of expenses.  The Company has completed and recorded plats for two subdivisions and obtained approval to complete a third subdivision during the first quarter of 2021.  The three subdivisions are located on approximately 415 acres in Calcasieu Parish and approximately 160 acres in Beauregard Parish, and contain an aggregate of 39 lots.  As of March 31, 2021, the Company has closed on the sale of 15 of the 39 lots. As of the date of this report the Company sold one additional lot, has two sales pending, and it is actively marketing the remaining lots.

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

Results of Operations

Summary of Results

The Company’s results of operations for the three months ended March 31, 2021 were driven primarily by a higher gain on the sale of land in the first quarter of 2021, offset by lower general and administrative expenses. The higher gain on sale of land in the first quarter of 2021 is due to the variable nature of land sales. The decrease in general and administrative expenses in the first quarter of 2021 was attributable to decreases in officer salaries, property management fees, auditing fees and rent expense offset by an increase in property taxes.

Revenue – Three Months Ended March 31, 2021

Total revenues for the three months ended March 31, 2021 were $154,876, a decrease of approximately 14% when compared with the same period in 2020. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the three months ended March 31, 2021 as compared to 2020, are as follows:

	Three Months Ended March 31,
	2021	2020	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$50,145	$115,050	$(64,905)	(56.4)%
Timber sales	53,527	7,888	45,639	578.6%
Surface revenue	51,204	57,453	(6,249)	(10.9)%
Total revenues	$154,876	$180,391	$(25,515)	(14.1)%

Oil and Gas

Oil and gas revenues were 32% and 64% of total revenues for the three months ended March 31, 2021 and 2020, respectively. A breakdown of oil and gas revenues for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 is as follows:

	Three Months Ended March 31,
	2021	2020	Change from Prior Year	Percent Change from Prior Year
Oil	$36,479	$96,225	$(59,746)	(62.1)%
Gas	12,921	17,977	(5,056)	(28.1)%
Lease and geophysical	745	848	(103)	(12.1)%
Total revenues	$50,145	$115,050	$(64,905)	(56.4)%

CKX received oil and/or gas revenues from 64 and 77 wells during the three months ended March 31, 2021 and 2020, respectively.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Net oil produced (Bbl)(2)	753	1,586
Average oil sales price (per Bbl)(1,2)	$48.43	$60.68
Net gas produced (MCF)	4,456	7,398
Average gas sales price (per MCF)(1)	$2.90	$2.43

(1) Before deduction of production costs and severance taxes
(2) Excludes plant products

Oil revenues decreased for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, by $59,746. Gas revenues decreased for the three months ended March 31, 2021, as compared to the same period in 2020, by $5,056. As indicated from the schedule above, the decrease in oil revenues was due to a decrease in the net oil produced and a decrease in the average oil sales price per barrel. The decrease in gas revenues was due to a decrease in net gas produced partially offset by an increase in the average price per MCF.

Lease and geophysical revenues decreased for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, by $103. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Timber

Timber revenue was $53,527 and $7,888 for the three months ended March 31, 2021 and 2020, respectively. The increase in timber revenues was due to wet weather during the first quarter of fiscal 2020 that limited customers’ ability to harvest timber.

Surface

Surface revenues decreased for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, by $6,249. This decrease is due to a reduction in oil and gas lease bonus.

Costs and Expenses – Three Months Ended March 31, 2021

Oil and gas costs decreased for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 by $3,516.

Timber costs decreased for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 by $1,493. Timber costs are related to timber revenue, however, timber revenue during the quarter consisted mostly of a recognized expired timber stumpage agreement. Therefore, costs in the current quarter are lower.

General and administrative expenses decreased for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 by $40,038. This is primarily due to a decrease in officer salaries, property management fees, auditing fees and rent expense offset by an increase in property taxes.

Gain on Sale of Land

Gain on sale of land and equipment was $406,220 and $33,107 for the three months ended March 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Current assets totaled $7,570,488 and current liabilities equaled $295,190 at March 31, 2021.

As of March 31, 2021 and December 31, 2020, the Company had no outstanding debt.

In the opinion of management, cash and cash equivalents are adequate for projected operations and possible land acquisitions.

Analysis of Cash Flows

Net cash provided by (used in) operating activities was ($150,975) and $21,743 for the three months ended March 31, 2021 and March 31, 2020, respectively. The change was attributable primarily to the increase on the gain on the sale of land partially offset by the increase in net income.

Net cash provided by (used in) investing activities was $523,122 and ($434,876) for the three months ended March 31, 2021, and 2020, respectively.  For the three months ended March 31, 2021, this primarily resulted from proceeds from the sale of fixed assets of $537,360, offset by purchases of mutual funds of $124 and costs of reforesting timber of $14,114. For the three months ended March 31, 2020, this primarily resulted from purchases of certificates of deposit of $1,210,163 and purchases of mutual funds of $1,978, offset by proceeds from maturity of certificates of deposit of $744,000 and the proceeds from the sale of fixed assets of $33,265.

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the three months ended March 31, 2021 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation and Recent Accounting Pronouncements, to our condensed financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 3. NOT APPLICABLE

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company’s principal executive and financial officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on its evaluation, management concluded that as of March 31, 2021, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, our management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting were effective. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

 Date: May 7, 2021

CKX LANDS, INC.

By:

/s/ W. Gray Stream
W. Gray Stream
President and Treasurer
(Principal executive and financial officer)