Form 10-Q
period 2021-06-30
CKX LANDS, INC.
filed 2021-08-06
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,942,495 shares of common stock are issued and outstanding as of August 6, 2021.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	BALANCE SHEETS AS OF JUNE 30, 2021 (UNAUDITED) AND DECEMBER 31, 2020
	STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)
	STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)
	STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)
	NOTES TO FINANCIAL STATEMENTS AS OF JUNE 30, 2021 (UNAUDITED)	1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	5

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

ITEM 4.	CONTROLS AND PROCEDURES	10

PART II.	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	11

ITEM 1A.	RISK FACTORS	11

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	11

ITEM 4.	MINE SAFETY DISCLOSURES	11

ITEM 5.	OTHER INFORMATION	11

ITEM 6.	EXHIBITS	11

SIGNATURES		12

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CKX LANDS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2021	2020
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$7,130,236	$6,463,255
Equity investment in mutual funds	502,757	502,595
Accounts receivable	46,134	98,515
Prepaid expense and other assets	94,705	8,711
Total current assets	7,773,832	7,073,076
Property and equipment, net	9,101,323	9,243,621
Total assets	$16,875,155	$16,316,697

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade payables and accrued expenses	$79,413	$110,786
Unearned revenue	182,752	231,409
Income tax payable	37,333	-
Total current liabilities	299,498	342,195
Deferred income tax payable	187,664	187,664
Total liabilities	487,162	529,859

Stockholders' equity:
Common stock, 3,000,000 authorized, no par value, 1,942,495 issued and outstanding as of June 30, 2021 and December 31, 2020	59,335	59,335
Retained earnings	16,328,658	15,727,503
Total stockholders' equity	16,387,993	15,786,838
Total liabilities and stockholders' equity	$16,875,155	$16,316,697

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues:
Oil and gas	$99,202	$67,929	$149,347	$182,979
Timber sales	49,414	3,747	102,941	11,635
Surface revenue	53,107	107,438	94,728	155,308
Surface revenue - related party	9,583	9,583	19,166	19,166
Total revenue	211,306	188,697	366,182	369,088
Costs, expenses and (gains):
Oil and gas costs	9,445	11,072	17,666	22,809
Timber costs	4,255	754	5,213	3,205
Surface costs	-	258	-	258
General and administrative expense	148,316	193,087	251,399	336,209
Depreciation expense	503	234	1,010	467
Gain on sale of land	(184,045)	(220,800)	(590,265)	(253,907)
Total costs, expenses and (gains)	(21,526)	(15,395)	(314,977)	109,041
Income from operations	232,832	204,092	681,159	260,047

Interest income	4,787	30,381	9,453	48,256
Income before income taxes	237,619	234,473	690,612	308,303
Federal and state income tax expense:
Current	63,271	22,683	89,457	38,131
Total income taxes	63,271	22,683	89,457	38,131
Net income	$174,348	$211,790	$601,155	$270,172

Earnings per share, basic and diluted	$0.09	$0.11	$0.31	$0.14

Weighted average shares outstanding, basic and diluted	1,942,495	1,942,495	1,942,495	1,942,495

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(unaudited)

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, March 31, 2021	1,942,495	$59,335	$16,154,310	$16,213,645
Net income	-	-	174,348	174,348
Balances, June 30, 2021	1,942,495	$59,335	$16,328,658	$16,387,993

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, March 31, 2020	1,942,495	$59,335	$15,446,502	$15,505,837
Net income	-	-	211,790	211,790
Balances, June 30, 2020	$1,942,495	$59,335	$15,658,292	$15,717,627

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(unaudited)

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, December 31, 2020	1,942,495	$59,335	$15,727,503	$15,786,838
Net income	-	-	601,155	601,155
Balances, June 30, 2021	1,942,495	$59,335	$16,328,658	$16,387,993

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, December 31, 2019	1,942,495	$59,335	$15,388,120	$15,447,455
Net income	-	-	270,172	270,172
Balances, June 30, 2020	$1,942,495	$59,335	$15,658,292	$15,717,627

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$601,155	$270,172
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	1,010	467
Depletion expense	430	184
Gain on sale of land	(590,265)	(253,907)
Unrealized (gain) loss on equity investment in mutual funds	(38)	1,503
Changes in operating assets and liabilities:
(Increase) decrease in current assets	(33,613)	(37,758)
Increase (decrease) in current liabilities	(42,697)	111,381
Net cash provided by (used in) operating activities	(64,018)	92,042

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of certificates of deposit	-	(1,985,465)
Proceeds from maturity of certificates of deposit	-	1,929,000
Purchases of mutual funds	(124)	(3,175)
Costs of reforesting timber	(14,114)	-
Proceeds from the sale of fixed assets	745,237	254,458
Net cash provided by investing activities	730,999	194,818

NET INCREASE IN CASH AND CASH EQUIVALENTS	666,981	286,860
Cash and cash equivalents, beginning of the period	6,463,255	3,280,289
Cash and cash equivalents, end of the period	$7,130,236	$3,567,149

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$51,423	$5,000

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The “Company,” “we,” “us,” and “our,” refer to CKX Lands, Inc.

Note 1:      Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2020 included in our Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

Impairment of Long-lived Assets

Long-lived assets, such as land, timber and property, buildings, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value may be determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models. No impairment charges were recorded during the six months ended June 30, 2021 and 2020.

Basic and Diluted Earnings per share

Net earnings per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2021, and 2020 there were no dilutive shares outstanding.

Dividends

The Company does not currently pay dividends on a regular basis.  In determining whether to declare a dividend, the Board of Directors takes into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions, among other information deemed relevant. Dividends paid per common stock are based on the weighted average number of common stock shares outstanding during the period. No dividends were declared during the six months ended June 30, 2021 and 2020.

Pursuant to a dividend reversion clause in the Company’s Articles of Incorporation, dividends not claimed within one year after the dividend becomes payable will expire and revert in full ownership to the Company and the Company’s obligation to pay such dividend will cease. Any dividend reversions are recorded in equity upon receipt.

Recent Accounting Pronouncements

There are various updates recently issued and these are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Class	Methods and/or Assumptions

Cash and cash equivalents:	Carrying value approximates fair value due to its readily convertible characteristic.

Equity Investment in mutual funds:	Carrying value adjusted to and presented at fair market value.

The estimated fair value of the Company's financial instruments are as follows:

		June 30, 2021		December 31, 2020
Financial Assets:	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	1	$7,130,236	$7,130,236	$6,463,255	$6,463,255
Equity investment in mutual funds	1	504,530	502,757	504,369	502,595
Total		$7,634,766	$7,632,993	$6,967,624	$6,965,850

Note 3:      Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2021	2020

Land	$6,863,575	$7,018,547
Timber	2,210,626	2,196,942
Equipment	108,602	108,602
	9,182,803	9,324,091
Accumulated depreciation	(81,480)	(80,470)
Total	$9,101,323	$9,243,621

During the six months ended June 30, 2021 and 2020, the Company had a gain on sale of land of $590,265 and $253,907, respectively.

Depreciation expense was $1,010 and $467 for the six months ended June 30, 2021 and 2020, respectively.

Depletion expense was $430 and $184 for the six months ended June 30, 2021 and 2020, respectively.

Note 4:      Segment Reporting

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, timber and surface. The Company’s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

The tables below present financial information for the Company’s three operating business segments:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2021	2020
Identifiable Assets, net of accumulated depreciation
Timber	$2,210,626	$2,196,942
General corporate assets	14,664,529	14,119,755
Total	16,875,155	16,316,697

Capital expenditures:
Timber	14,114	9,321
Surface	-	-
General corporate assets	-	-
Total segment costs and expenses	$14,114	$9,321

Depreciation and depletion
Oil and gas	-	-
Timber	430	974
General corporate assets	1,010	2,303
Total	$1,440	$3,277

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Oil and gas	$99,202	$67,929	$149,347	$182,979
Timber sales	49,414	3,747	102,941	11,635
Surface revenue	62,690	117,021	113,894	174,474
Total segment revenues	211,306	188,697	366,182	369,088

Cost and expenses:
Oil and gas costs	9,445	11,072	17,666	22,809
Timber costs	4,255	754	5,213	3,205
Surface costs	-	258	-	258
Total segment costs and expenses	13,700	12,084	22,879	26,272

Net income from operations:
Oil and gas	89,757	56,857	131,681	160,170
Timber	45,159	2,993	97,728	8,430
Surface	62,690	116,763	113,894	174,216
Total segment net income from operations	197,606	176,613	343,303	342,816
Unallocated other income (expense) before income taxes	40,013	57,860	347,309	(34,513)
Income before income taxes	$237,619	$234,473	$690,612	$308,303

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

Note 6:      Related Party Transactions

The Company and Stream Wetlands Services, LLC (“Stream Wetlands”) are parties to an option to lease agreement dated April 17, 2017 (the “OTL”). The OTL provided Stream Wetlands an option to lease certain lands from the Company, subject to the negotiation and execution of a mutually acceptable lease form. On February 28, 2021, the Company renewed the OTL for a period of 12 months through February 28, 2022 in exchange for a payment by Stream Wetlands of $38,333, and Stream Wetlands may extend the option for one more year through February 28, 2023 upon payment of an additional $38,333. William Gray Stream, the President and Treasurer and a director of the Company, is the president of Stream Wetlands.

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

Surface revenue-related party was $19,166 for each of the six months ended June 30, 2021 and 2020. All of this amount was attributable to the OTL with Stream Wetlands described above.

Note 7:      Concentrations

Revenue from the Company's five largest customers for the six months ended June 30, 2021 and 2020, respectively were:

	Six Months Ended June 30,
Count	2021	2020
1	$54,300	$59,905
2	49,324	22,407
3	28,679	20,078
4	26,644	14,561
5	24,535	14,172

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

Today the Company’s income is derived from mineral royalties, timber sales and surface payments from its lands. CKX receives income from royalty interests and mineral leases related to oil and gas production, timber sales, land sales and surface rents. Although CKX is active in the management of its land and planting and harvesting its timber, CKX is passive in the production of income from oil and gas production in that CKX does not explore for oil and gas or operate wells. These oil and gas activities are performed by unrelated third parties.

CKX leases its property to oil and gas operators and collects income through its land ownership in the form of oil and gas royalties and lease rentals and geophysical revenues. The Company’s oil and gas income fluctuates as new oil and gas production is discovered on Company land and then ultimately depletes or becomes commercially uneconomical to produce. The volatility in the daily commodity pricing of a barrel of oil or a thousand cubic feet, or “MCF,” of gas will also cause fluctuations in the Company’s oil and gas income. These commodity prices are affected by numerous factors and uncertainties external to CKX’s business and over which it has no control, including the global supply and demand for oil and gas, the effect of the COVID-19 pandemic and government responses to the pandemic on supply and demand, and domestic and global economic conditions, among other factors.

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

The Company’s Board of Directors regularly evaluates a range of strategic opportunities that could maximize shareholder value, and the Board and management conduct due diligence activities in connection with such opportunities. These include opportunities for growth though the acquisitions of land or other assets, business combinations, dispositions of assets and reinvestment of the proceeds, and other alternatives. The cost and terms of any financing to be raised in conjunction with any growth opportunity, including the Company’s ability to raise debt or equity capital on terms and at costs satisfactory to the Company, and the effect of such opportunities on the Company’s balance sheet, are critical considerations in any such evaluation. We cannot assure you that the Board’s evaluations or the Company’s due diligence activities will result in any transaction or other course of action.

Recent Developments

In the first quarter of 2019, the Company began developing several ranchette-style subdivisions on certain of its lands in Calcasieu and Beauregard Parishes using existing road rights of way.  The Company has identified demand in those areas for ranchette-style lots, which consist of more than three acres each, and the Board of Directors and management believe this project will allow the Company to realize a return on its investment in the applicable lands after payment of expenses.  The Company has completed and recorded plats for three subdivisions.  The three subdivisions are located on approximately 415 acres in Calcasieu Parish and approximately 160 acres in Beauregard Parish, and contain an aggregate of 39 lots.  As of June 30, 2021, the Company has closed on the sale of 18 of the 39 lots. As of the date of this report the Company sold one additional lot, has one sale pending, and it is actively marketing the remaining lots.

The Company is working to identify additional undeveloped acres owned by the Company in Southwest Louisiana that would likewise be suitable for residential subdivisions.

Results of Operations

Summary of Results

The Company’s results of operations for the six months ended June 30, 2021 were driven primarily by a higher gain on the sale of land in the first six months of 2021, offset by lower general and administrative expenses. The higher gain on sale of land in the first six months of 2021 is due to the variable nature of land sales. The decrease in general and administrative expenses in the second quarter of 2021 was attributable to decreases in officer salaries, property management fees, legal fees and contract services offset by an increase in property taxes and transfer agent fees.

Revenue – Three Months Ended June 30, 2021

Total revenues for the three months ended June 30, 2021 were $211,306, an increase of approximately 12% when compared with the same period in 2020. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the three months ended June 30, 2021 as compared to 2020, are as follows:

	Three Months Ended June 30,
	2021	2020	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$99,202	$67,929	$31,273	46.0%
Timber	49,414	3,747	45,667	1218.8%
Surface	62,690	117,021	(54,331)	(46.4)%
Total revenues	$211,306	$188,697	$22,609	12.0%

Oil and Gas

Oil and gas revenues were 47% and 36% of total revenues for the three months ended June 30, 2021 and 2020, respectively. A breakdown of oil and gas revenues for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 is as follows:

	Three Months Ended June 30,
	2021	2020	Change from Prior Year	Percent Change from Prior Year
Oil	$88,967	$61,234	$27,733	45.3%
Gas	8,740	6,085	2,655	43.6%
Lease and geophysical	1,495	610	885	145.1%
Total revenues	$99,202	$67,929	$31,273	46.0%

CKX received oil and/or gas revenues from 66 and 80 wells during the three months ended June 30, 2021 and 2020, respectively.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF for the three months ended June 30, 2021 and 2020:

	Three Months Ended
	June 30,
	2021	2020
Net oil produced (Bbl)(2)	1,569	1,534
Average oil sales price (per Bbl)(1,2)	$56.70	$39.92
Net gas produced (MCF)	2,828	3,441
Average gas sales price (per MCF)(1)	$3.09	$1.77

(1) Before deduction of production costs and severance taxes
(2) Excludes plant products

Oil revenues increased for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, by $27,733. Gas revenues increased for the three months ended June 30, 2021, as compared to the same period in 2020, by $2,655. As indicated from the schedule above, the increase in oil revenues was due to an increase in the net oil produced and an increase in the average oil sales price per barrel. The increase in gas revenues was due to an increase in average gas sales price per MCF partially offset by a decrease net gas produced.

Lease and geophysical revenues increased for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, by $885. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Timber

Timber revenue was $49,414 and $3,747 for the three months ended June 30, 2021 and 2020, respectively. The increase in timber revenues was due to wet weather during the second quarter of fiscal 2020 that limited customers’ ability to harvest timber.

Surface

Surface revenues decreased for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, by $54,331. This decrease is due to a reduction in one-time right of way income.

Revenue – Six Months Ended June 30, 2021

Total revenues for the six months ended June 30, 2021 were $366,182, a decrease of approximately $2,906 when compared with the same period in 2020. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the six months ended June 30, 2021 as compared to 2020, are as follows:

	Six Months Ended June 30,
	2021	2020	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$149,347	$182,979	$(33,632)	(18.4)%
Timber sales	102,941	11,635	91,306	784.8%
Surface revenue	113,894	174,474	(60,580)	(34.7)%
Total revenues	$366,182	$369,088	$(2,906)	(0.8)%

Oil and Gas

Oil and gas revenues were 41% and 50% of total revenues for the six months ended June 30, 2021 and 2020, respectively. A breakdown of oil and gas revenues for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 is as follows:

	Six Months Ended June 30,
	2021	2020	Change from Prior Year	Percent Change from Prior Year
Oil	$125,446	$157,459	$(32,013)	(20.3)%
Gas	21,661	24,062	(2,401)	(10.0)%
Lease and geophysical	2,240	1,458	782	53.6%
Total revenues	$149,347	$182,979	$(33,632)	(18.4)%

CKX received oil and/or gas revenues from 69 and 80 wells during the six months ended June 30, 2021 and 2020, respectively.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
	2021	2020
Net oil produced (Bbl)(2)	2,322	3,120
Average oil sales price (per Bbl)(1,2)	$54.02	$50.46
Net gas produced (MCF)	7,284	10,839
Average gas sales price (per MCF)(1)	$2.97	$2.22

(1) Before deduction of production costs and severance taxes
(2) Excludes plant products

Oil revenues decreased for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, by $32,013. Gas revenues decreased for the six months ended June 30, 2021, as compared to the same period in 2020, by $2,401. As indicated from the schedule above, the decrease in oil revenues was due to a decrease in the net oil produced partially offset by an increase in the average oil sales price per barrel. The decrease in gas revenues was due to a decrease in net gas produced partially offset by an increase in the average price per MCF.

Lease and geophysical revenues increased for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, by $782. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Timber

Timber revenue was $102,941 and $11,635 for the six months ended June 30, 2021 and 2020, respectively. The increase in timber revenues was due to wet weather during the six months of fiscal 2020 that limited customers’ ability to harvest timber and recognition of an expired stumpage agreement.

Surface

Surface revenues decreased for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, by $60,580. This decrease is due to a reduction in one-time right of way income.

Costs and Expenses – Three and Six Months Ended June 30, 2021

Oil and gas costs decreased for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 by $1,627, and $5,143, respectively. These variances are due to the normal variations in year to year costs.

Timber costs increased for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, by $3,501. Timber costs increased for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, by $2,008. Timber costs are related to timber revenue.

General and administrative expenses decreased for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, by $44,771. This is primarily due to a decrease in officer salaries, property management fees, legal fees and contract services offset by an increase in insurance fees. General and administrative expenses decreased for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020 by $84,810. This is primarily due to a decrease in officer salaries, property management fees, legal fees and contract services offset by an increase in property taxes and transfer agent fees.

Gain on Sale of Land – Three and Six Months Ended June 30, 2021

Gain on sale of land was $184,045 and $220,800 for the three months ended June 30, 2021 and 2020, respectively. Gain on sale of land was $590,265 and $253,907 for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021, this consisted of a gain on sale of fourteen pieces of land including twelve lots in subdivisions and unimproved land. For the six months ended June 30, 2020, this consisted of a gain on sale of four pieces of land including three lots in subdivisions and one sale to local government for roadway construction.

Liquidity and Capital Resources

Sources of Liquidity

Current assets totaled $7,773,832 and current liabilities equaled $299,498 at June 30, 2021.

As of June 30, 2021 and December 31, 2020, the Company had no outstanding debt.

In the opinion of management, cash and cash equivalents are adequate for projected operations and possible land acquisitions.

Analysis of Cash Flows

Net cash provided by (used in) operating activities was ($64,018) and $92,042 for the six months ended June 30, 2021 and June 30, 2020, respectively. The change was attributable primarily to the increase in net income offset by the increase on the gain on the sale of land.

Net cash provided by investing activities was $730,999 and $194,818 for the six months ended June 30, 2021 and 2020, respectively.  For the six months ended June 30, 2021, this primarily resulted from proceeds from the sale of fixed assets of $745,237 offset by purchases of mutual funds of $124 and costs of reforesting timber of $14,114. For the six months ended June 30, 2020, this primarily resulted from purchases of certificates of deposit of $1,985,465 and purchases of mutual funds of $3,175, offset by proceeds from maturity of certificates of deposit of $1,929,000 and the proceeds from the sale of fixed assets of $254,458.

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the six months ended June 30, 2021 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation and Recent Accounting Pronouncements, to our condensed financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 3. NOT APPLICABLE

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company’s principal executive and financial officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on its evaluation, management concluded that as of June 30, 2021, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.4	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 001-31905) filed on August 9, 2019).

10.1	CKX Lands, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to Form S-8 (File No. 333-256589) filed on May 28, 2021.

31*	Certification of W. Gray Stream, President and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of W. Gray Stream, President and Treasurer, pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2021

CKX LANDS, INC.

By:

/s/ W. Gray Stream
W. Gray Stream
President and Treasurer
(Principal executive and financial officer)