Form 10-Q
period 2021-09-30
CKX LANDS, INC.
filed 2021-11-05
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:1,942,495 shares of common stock are issued and outstanding as of November 5, 2021.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	BALANCE SHEETS AS OF SEPTEMBER 30, 2021 (UNAUDITED) AND DECEMBER 31, 2020
	STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
	STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
	STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020 (UNAUDITED)
	NOTES TO FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2021 (UNAUDITED)	1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	5

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

ITEM 4.	CONTROLS AND PROCEDURES	10

PART II.	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	11

ITEM 1A.	RISK FACTORS	11

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	11

ITEM 4.	MINE SAFETY DISCLOSURES	11

ITEM 5.	OTHER INFORMATION	11

ITEM 6.	EXHIBITS	11

SIGNATURES		12

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CKX LANDS, INC.

BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,387,932	$6,463,255
Equity investment in mutual funds	502,794	502,595
Accounts receivable	60,214	98,515
Prepaid expense and other assets	51,978	8,711
Total current assets	8,002,918	7,073,076
Property and equipment, net	9,085,213	9,243,621
Total assets	$17,088,131	$16,316,697

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade payables and accrued expenses	$112,080	$110,786
Unearned revenue	201,739	231,409
Income tax payable	10,146	-
Total current liabilities	323,965	342,195
Deferred income tax payable	187,664	187,664
Total liabilities	511,629	529,859

Stockholders' equity:
Common stock, 3,000,000 shares authorized, no par value, 1,942,495 shares issued and outstanding as of September 30, 2021 and December 31, 2020	59,335	59,335
Retained earnings	16,517,167	15,727,503
Total stockholders' equity	16,576,502	15,786,838
Total liabilities and stockholders' equity	$17,088,131	$16,316,697

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues:
Oil and gas	$108,208	$50,811	$257,555	$233,789
Timber sales	11,936	59,416	114,877	71,052
Surface revenue	43,819	41,032	138,548	196,340
Surface revenue - related party	9,583	9,583	28,749	28,749
Total revenue	173,546	160,842	539,729	529,930
Costs, expenses and (gains):
Oil and gas costs	12,264	5,226	29,930	28,034
Timber costs	3,255	666	8,468	3,870
Surface costs	-	198	-	456
General and administrative expense	141,136	121,426	392,538	457,637
Depreciation expense	507	1,326	1,517	1,793
Gain on sale of land	(261,316)	(41,331)	(851,582)	(295,238)
Total costs, expenses and (gains)	(104,154)	87,511	(419,129)	196,552
Income from operations	277,700	73,331	958,858	333,378

Interest income	3,622	6,914	13,075	55,170
Income before income taxes	281,322	80,245	971,933	388,548
Federal and state income tax expense:
Current	92,813	30,191	182,269	68,322
Total income taxes	92,813	30,191	182,269	68,322
Net income	$188,509	$50,054	$789,664	$320,226

Earnings per share, basic and diluted	$0.10	$0.03	$0.41	$0.16

Weighted average shares outstanding, basic and diluted	1,942,495	1,942,495	1,942,495	1,942,495

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, June 30, 2021	1,942,495	$59,335	$16,328,658	$16,387,993
Net income	-	-	188,509	188,509
Balances, September 30, 2021	1,942,495	$59,335	$16,517,167	$16,576,502

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, June 30, 2020	1,942,495	$59,335	$15,658,292	$15,717,627
Net income	-	-	50,054	50,054
Balances, September 30, 2020	$1,942,495	$59,335	$15,708,346	$15,767,681

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, December 31, 2020	1,942,495	$59,335	$15,727,503	$15,786,838
Net income	-	-	789,664	789,664
Balances, September 30, 2021	1,942,495	$59,335	$16,517,167	$16,576,502

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, December 31, 2019	1,942,495	$59,335	$15,388,120	$15,447,455
Net income	-	-	320,226	320,226
Balances, September 30, 2020	$1,942,495	$59,335	$15,708,346	$15,767,681

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$789,664	$320,226
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	1,517	1,793
Depletion expense	534	683
Gain on sale of land	(851,582)	(295,238)
Unrealized loss on equity investment in mutual funds	-	1,503
Changes in operating assets and liabilities:
(Increase) decrease in current assets	14,204	8,455
Increase (decrease) in current liabilities	(18,230)	139,117
Net cash provided by (used in) operating activities	(63,893)	176,539

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of certificates of deposit	-	(1,985,767)
Proceeds from maturity of certificates of deposit	-	3,489,163
Purchases of mutual funds	(199)	(3,708)
Costs of reforesting timber	(17,650)	-
Purchases of land	(4,063)	-
Proceeds from the sale of fixed assets	1,010,482	299,441
Net cash provided by investing activities	988,570	1,799,129

NET INCREASE IN CASH AND CASH EQUIVALENTS	924,677	1,975,668
Cash and cash equivalents, beginning of the period	6,463,255	3,280,289
Cash and cash equivalents, end of the period	$7,387,932	$5,255,957

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$171,423	$30,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Sale of land accrued in accounts receivable	$19,170	$-

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The “Company,” “we,” “us,” and “our,” refer to CKX Lands, Inc.

Note 1:      Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2020 included in our Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

Impairment of Long-lived Assets

Long-lived assets, such as land, timber and property, buildings, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value may be determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models. No impairment charges were recorded during the nine months ended September 30, 2021 and 2020.

Basic and Diluted Earnings per share

Net earnings per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income per share excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2021, and 2020 there were no dilutive shares outstanding.

Dividends

The Company does not currently pay dividends on a regular basis.  In determining whether to declare a dividend, the Board of Directors takes into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions, among other information deemed relevant. Dividends paid per common stock are based on the weighted average number of common stock shares outstanding during the period. No dividends were declared during the nine months ended September 30, 2021 and 2020.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Class	Methods and/or Assumptions

Cash and cash equivalents:	Carrying value approximates fair value due to its readily convertible characteristic.

Equity Investment in mutual funds:	Carrying value adjusted to and presented at fair market value.

    The estimated fair values of the Company's financial instruments are as follows:

		September 30, 2021		December 31, 2020
Financial Assets:	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	1	$7,387,932	$7,387,932	$6,463,255	$6,463,255
Equity investment in mutual funds	1	504,568	502,794	504,369	502,595
Total		$7,892,500	$7,890,726	$6,967,624	$6,965,850

Note 3:      Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2021	2020

Land	$6,844,541	$7,018,547
Timber	2,214,057	2,196,942
Equipment	108,602	108,602
	9,167,200	9,324,091
Accumulated depreciation	(81,987)	(80,470)
Total	$9,085,213	$9,243,621

During the nine months ended September 30, 2021 and 2020, the Company had a gain on sale of land of $851,582 and $295,238, respectively.

Depreciation expense was $1,517 and $1,793 for the nine months ended September 30, 2021 and 2020, respectively.

Depletion expense was $534 and $683 for the nine months ended September 30, 2021 and 2020, respectively.

Note 4:      Segment Reporting

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, timber and surface. The Company’s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

The tables below present financial information for the Company’s three operating business segments:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2021	2020
Identifiable Assets, net of accumulated depreciation
Timber	$2,214,057	$2,196,942
General corporate assets	14,874,074	14,119,755
Total	17,088,131	16,316,697

Capital expenditures:
Timber	17,650	9,321
Surface	4,063	-
General corporate assets	-	-
Total segment costs and expenses	$21,713	$9,321

Depreciation and depletion
Oil and gas	-	-
Timber	534	974
General corporate assets	1,517	2,303
Total	$2,051	$3,277

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Oil and gas	$108,208	$50,811	$257,555	$233,789
Timber sales	11,936	59,416	114,877	71,052
Surface revenue	53,402	50,615	167,297	225,089
Total segment revenues	173,546	160,842	539,729	529,930

Cost and expenses:
Oil and gas costs	12,264	5,226	29,930	28,034
Timber costs	3,255	666	8,468	3,870
Surface costs	-	198	-	456
Total segment costs and expenses	15,519	6,090	38,398	32,360

Net income from operations:
Oil and gas	95,944	45,585	227,625	205,755
Timber	8,681	58,750	106,409	67,182
Surface	53,402	50,417	167,297	224,633
Total segment net income from operations	158,027	154,752	501,331	497,570
Unallocated other income (expense) before income taxes	123,295	(74,507)	470,602	(109,022)
Income before income taxes	$281,322	$80,245	$971,933	$388,548

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

Surface revenue-related party was $28,749 for each of the nine months ended September 30, 2021 and 2020. All of this amount was attributable to the OTL with Stream Wetlands described above.

Note 7:      Concentrations

Revenue from the Company's five largest customers for the nine months ended September 30, 2021 and 2020, respectively were:

	Nine Months Ended September 30,
Count	2021	2020
1	$61,350	$74,326
2	54,300	47,452
3	50,095	40,289
4	42,294	38,333
5	40,821	32,108

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

The Company’s Board of Directors regularly evaluates a range of strategic opportunities that could increase shareholder value, and the Board and management conduct due diligence activities in connection with such opportunities. These include opportunities for growth though the acquisitions of land or other assets, business combinations, dispositions of assets and reinvestment of the proceeds, and other alternatives. The cost and terms of any financing to be raised in conjunction with any growth opportunity, including the Company’s ability to raise debt or equity capital on terms and at costs satisfactory to the Company, and the effect of such opportunities on the Company’s balance sheet, are critical considerations in any such evaluation. We cannot assure you that the Board’s evaluations or the Company’s due diligence activities will result in any transaction or other course of action.

Recent Developments

In the first quarter of 2019, the Company began developing several ranchette-style subdivisions on certain of its lands in Calcasieu and Beauregard Parishes using existing road rights of way.  The Company has identified demand in those areas for ranchette-style lots, which consist of more than three acres each, and the Board of Directors and management believe this project will allow the Company to realize a return on its investment in the applicable lands after payment of expenses.  The Company has completed and recorded plats for three subdivisions.  The three subdivisions are located on approximately 415 acres in Calcasieu Parish and approximately 160 acres in Beauregard Parish, and contain an aggregate of 39 lots.  As of September 30, 2021, the Company has closed on the sale of 19 of the 39 lots. As of the date of this report the Company sold one additional lot, and it is actively marketing the remaining lots.

The Company is working to identify additional undeveloped acres owned by the Company in Southwest Louisiana that would likewise be suitable for residential subdivisions.

Results of Operations

Summary of Results

The Company’s results of operations for the three months ended September 30, 2021, were driven primarily by a higher gain on the sale of land than in comparable period of 2020. The higher gain on the sale of land in the third fiscal quarter of 2021 is due to the variable nature of land sales. The Company’s results of operations for the nine months ended September 30, 2021 were driven primarily by a higher gain on the sale of land in the first nine months of 2021, offset by lower general and administrative expenses. The higher gain on sale of land in the first nine months of 2021 is due to the variable nature of land sales. The decrease in general and administrative expenses in the third quarter of 2021 was attributable to decreases in officer salaries, property management fees, and contract services partially offset by an increase in SEC filing fees and transfer agent fees.

Revenue – Three Months Ended September 30, 2021

Total revenues for the three months ended September 30, 2021 were $173,546, an increase of approximately 7.9% when compared with the same period in 2020. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the three months ended September 30, 2021 as compared to 2020, are as follows:

	Three Months Ended September 30,
	2021	2020	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$108,208	$50,811	$57,397	113.0%
Timber	11,936	59,416	(47,480)	(79.9)%
Surface	53,402	50,615	2,787	5.5%
Total revenues	$173,546	$160,842	$12,704	7.9%

Oil and Gas

Oil and gas revenues were 62% and 32% of total revenues for the three months ended September 30, 2021 and 2020, respectively. A breakdown of oil and gas revenues for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 is as follows:

	Three Months Ended September 30,
	2021	2020	Change from Prior Year	Percent Change from Prior Year
Oil	$100,715	$46,968	$53,747	114.4%
Gas	6,532	3,507	3,025	86.3%
Lease and geophysical	961	336	625	186.0%
Total revenues	$108,208	$50,811	$57,397	113.0%

CKX received oil and/or gas revenues from 64 and 89 wells during the three months ended September 30, 2021 and 2020, respectively.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF for the three months ended September 30, 2021 and 2020:

	Three Months Ended
	September 30,
	2021	2020
Net oil produced (Bbl)(2)	1,653	1,260
Average oil sales price (per Bbl)(1,2)	$60.94	$37.28
Net gas produced (MCF)	1,991	2,227
Average gas sales price (per MCF)(1)	$3.28	$1.57

(1) Before deduction of production costs and severance taxes
(2) Excludes plant products

Oil revenues increased for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, by $53,747. Gas revenues increased for the three months ended September 30, 2021, as compared to the same period in 2020, by $3,025. As indicated from the schedule above, the increase in oil revenues was due to an increase in the net oil produced and an increase in the average oil sales price per barrel. The increase in gas revenues was due to an increase in average gas sales price per MCF partially offset by a decrease net gas produced.

Lease and geophysical revenues increased for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, by $625. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Timber

Timber revenue was $11,936 and $59,416 for the three months ended September 30, 2021 and 2020, respectively. The decrease in timber revenues was due to normal business variations in timber customers’ harvesting.

Surface

Surface revenues increased for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, by $2,787. This increase is due to a new one-time lease.

Revenue – Nine months Ended September 30, 2021

Total revenues for the nine months ended September 30, 2021 were $539,729, an increase of approximately $9,799 when compared with the same period in 2020. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the nine months ended September 30, 2021 as compared to 2020, are as follows:

	Nine Months Ended September 30,
	2021	2020	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$257,555	$233,789	$23,766	10.2%
Timber sales	114,877	71,052	43,825	61.7%
Surface revenue	167,297	225,089	(57,792)	(25.7)%
Total revenues	$539,729	$529,930	$9,799	1.8%

Oil and Gas

Oil and gas revenues were 48% and 44% of total revenues for the nine months ended September 30, 2021 and 2020, respectively. A breakdown of oil and gas revenues for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 is as follows:

	Nine Months Ended September 30,
	2021	2020	Change from Prior Year	Percent Change from Prior Year
Oil	$226,161	$204,426	$21,735	10.6%
Gas	28,193	27,569	624	2.3%
Lease and geophysical	3,201	1,794	1,407	78.4%
Total revenues	$257,555	$233,789	$23,766	10.2%

CKX received oil and/or gas revenues from 70 and 89 wells during the nine months ended September 30, 2021 and 2020, respectively.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
	2021	2020
Net oil produced (Bbl)(2)	3,975	4,380
Average oil sales price (per Bbl)(1,2)	$56.90	$46.67
Net gas produced (MCF)	9,275	13,066
Average gas sales price (per MCF)(1)	$3.04	$2.11

(1) Before deduction of production costs and severance taxes
(2) Excludes plant products

Oil revenues increased for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, by $21,735. Gas revenues increased for the nine months ended September 30, 2021, as compared to the same period in 2020, by $624. As indicated from the schedule above, the increase in oil revenues was due to an increase in the average oil sales price per barrel partially offset by a decrease in the net oil produced. The increase in gas revenues was due to an increase in the average price per MCF partially offset by a decrease in net gas produced.

Lease and geophysical revenues increased for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, by $1,407. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Timber

Timber revenue was $114,877 and $71,052 for the nine months ended September 30, 2021 and 2020, respectively. The increase in timber revenues was due to wet weather during the nine months of fiscal 2020 that limited customers’ ability to harvest timber and recognition of an expired stumpage agreement.

Surface

Surface revenues decreased for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, by $57,792. This decrease is due to a reduction in one-time right of way income.

Costs and Expenses – Three and Nine months Ended September 30, 2021

Oil and gas costs increased for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 by $7,038, and $1,896, respectively. These variances are due to the normal variations in year to year costs.

Timber costs increased for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, by $2,589. Timber costs increased for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, by $4,598. Timber costs are related to timber revenue.

General and administrative expenses increased for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, by $19,710. This is primarily due to an increase in legal fees, SEC filing fees and property taxes partially offset by a decrease in officer salaries. General and administrative expenses decreased for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, by $65,099. This is primarily due to a decrease in officer salaries, property management fees, and contract services partially offset by an increase in SEC filing fees and transfer agent fees.

Gain on Sale of Land – Three and Nine months Ended September 30, 2021

Gain on sale of land was $261,316 and $41,331 for the three months ended September 30, 2021 and 2020, respectively. Gain on sale of land was $851,582 and $295,238 for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, this consisted of a gain on sale of seventeen pieces of land including fourteen lots in subdivisions and unimproved land. For the nine months ended September 30, 2020, this consisted of a gain on sale of six pieces of land including five lots in subdivisions and one sale to local government for roadway construction.

Liquidity and Capital Resources

Sources of Liquidity

Current assets totaled $8,002,918 and current liabilities equaled $323,965 at September 30, 2021.

As of September 30, 2021 and December 31, 2020, the Company had no outstanding debt.

In the opinion of management, cash and cash equivalents are adequate for projected operations and possible land acquisitions.

Analysis of Cash Flows

Net cash provided by (used in) operating activities was ($63,893) and $176,539 for the nine months ended September 30, 2021 and September 30, 2020, respectively. The change was attributable primarily to the increase in net income offset by the increase on the gain on the sale of land.

Net cash provided by investing activities was $988,570 and $1,799,129 for the nine months ended September 30, 2021 and 2020, respectively.  For the nine months ended September 30, 2021, this primarily resulted from proceeds from the sale of fixed assets of $1,010,482 offset by purchases of mutual funds of $199, purchases of land of $4,063 and costs of reforesting timber of $17,650. For the nine months ended September 30, 2020, this primarily resulted from proceeds from maturity of certificates of deposit of $3,489,163 and the proceeds from the sale of fixed assets of $299,441 offset by purchases of certificates of deposit of $1,985,767 and purchases of mutual funds of $3,708.

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the nine months ended September 30, 2021 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation and Recent Accounting Pronouncements, to our condensed financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 3. NOT APPLICABLE

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company’s principal executive and financial officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on its evaluation, management concluded that as of September 30, 2021, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 5, 2021

CKX LANDS, INC.

By:

/s/ W. Gray Stream
W. Gray Stream
President and Treasurer
(Principal executive and financial officer)