Form 10-K
period 2021-12-31
CKX LANDS, INC.
filed 2022-03-28
CIK 352955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

YES ☐     NO ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2021 based on the closing price on that date of $12.44 was $17,094,488.

The number of shares of the registrant’s Common Stock outstanding as of March 28, 2022, was 1,942,495.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement prepared in connection with the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the “Safe Harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, without limitation, the information contained under the heading “Outlook for Fiscal Year 2022” in Item 7 of this report, and any statements containing forward-looking terminology including “may,” ”should,” “likely,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “projects,” or other similar words. These statements are not a guarantee of future performance and are subject to risks, uncertainties and other factors, some of which are set forth in “Item 1A. Risk Factors.” Many risks are beyond our control and difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information may be contained in the Company’s future reports periodically filed with the SEC.

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

CKX leases its property to oil and gas operators and collects income through its land ownership in the form of oil and gas royalties and lease rentals and geophysical revenues. The Company’s oil and gas income fluctuates as new oil and gas production is discovered on Company land and then ultimately depletes or becomes commercially uneconomical to produce. The volatility in the daily commodity pricing of a barrel of oil or a thousand cubic feet, or “MCF,” of gas will also cause fluctuations in the Company’s oil and gas income. These commodity prices are affected by numerous factors and uncertainties external to CKX’s business and over which it has no control, including the global supply and demand for oil and gas, and domestic and global economic conditions, among other factors.

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

The Company’s Board of Directors regularly evaluates a range of strategic alternatives that could increase shareholder value, and the Board and management conduct due diligence activities in connection with such alternatives. These include opportunities for growth though the acquisitions of land or other assets, business combinations, dispositions of assets and reinvestment of the proceeds, and other alternatives. We cannot assure you that the Board’s evaluations or the Company’s due diligence activities will result in any transaction or other course of action.

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

Employees

The Company has one employee, who is part-time. The Company is not subject to union contracts nor does the Company have any medical benefit, pension, profit sharing, option or deferred compensation programs. The Company has a stock incentive plan adopted in connection with the Executive Employment Agreement effective July 15, 2020, as amended, with its President and Treasurer. The plan permits the Company to grant restricted stock units or performance shares for up to 357,000 shares of its common stock. No awards have been made under the plan to date.

Customers

The Company’s customers are those who have mineral leases on Company lands, purchase timber in competitive bids or execute surface leases for farming, hunting, right of ways or other purposes. During 2021, the Company received approximately 59.08% of its total revenues from the following customers:

Customer	Revenue Type	% of Total Revenue
Daylight Petroleum	Oil & Gas	9.17%
Bennett Timber Co., LLC	Timber	8.66%
Texegy Operating Company LLC	Oil & Gas	7.96%
C6 Operating LLC	Oil & Gas	7.63%
Boise Cascade	Timber	7.28%
EOG Resources, Inc.	Oil & Gas	7.19%
Magna Operating, LLC	Oil & Gas	6.06%
Stream Wetland Services LLC	Surface	5.14%

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

The COVID-19 pandemic created a global health crisis and an unprecedented disruption of commercial activity around the world, including in Louisiana. The severity and effect of the pandemic are constantly evolving, and its future consequences ar uncertain, so we cannot predict how it may affect our future financial condition and results of operations.

In response to the COVID-19 pandemic, government authorities around the world implemented “stay-at-home” and other social distancing orders, travel restrictions, quarantines and other measures that required many businesses, including some of our business partners and customers, to close or limit their operations. Disruptions in commercial activity and changes in consumer spending resulting from the pandemic have significantly affected worldwide commerce and the global economy. Although we have operated continuously throughout the pandemic, and while effective COVID-19 vaccines, treatments and other measures have led to improved conditions in the U.S. and many other countries, we cannot predict how the pandemic and new variants of coronavirus could impact our operations in the future. Among other possible effects, the pandemic could materially and adversely affect us in the following ways:

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

●

A recession in Louisiana where our lands are located may depress the values of our lands and falling commodity prices could continue to reduce certain of our revenue streams. For example, our oil and gas revenues for our 2020 fiscal year were lower than for fiscal 2019 partially due to declines in demand and prices for oil and gas, resulting from the contraction of global economic activity caused by the pandemic.

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

Our properties are located principally in southwest Louisiana, where major hurricanes and flooding have occurred. Depending on where any hurricane makes landfall or flooding occurs, our properties could be significantly damaged, and income-producing activities on our properties could be disrupted. In fact, approximately 33 percent of our standing timber was at least partially damaged, and oil and gas production on our lands was temporarily interrupted due to Hurricane Laura in August 2020. In addition, the occurrence and frequency of hurricanes and flooding in Louisiana could also negatively impact demand for the use of our real estate assets because of perceptions of hurricane and flooding risks. In addition to hurricanes, the occurrence of other natural disasters and climate conditions in Louisiana, such as tornadoes, fires, unusually heavy or prolonged rain, droughts, prolonged freezing temperatures and heat waves, could have an adverse effect on our ability to use our properties or realize income from our properties.

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

We rely on local third-party managers for the day-to-day management of our timberland properties. The cash flows from our timberland properties may be adversely affected if the property manager fails to provide quality services. These third-party managers may fail to manage our properties effectively or in accordance with the terms of our agreement with them. If any of these events occurs, we could incur losses or face liabilities from the loss or injury to our property or to persons at our properties. In addition, disputes may arise between us and third-party managers, and we may incur significant expenses to resolve those disputes or terminate the relevant agreement with the third parties and locate and engage competent and cost-effective alternative service providers to manage the relevant properties. Additionally, third party managers may manage and own other properties that may compete with our properties, which may result in conflicts of interest and decisions regarding the operation of our properties that are not in our best interests.

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

We could be adversely affected if we grow our Company by acquiring additional land or other assets, including operating businesses, but fail to successfully integrate the acquired asset into our existing business.

Our Board of Directors regularly evaluates a range of strategic alternatives and the Board and management conduct due diligence activities in connection with such alternatives. These include opportunities for growth though the acquisitions of land or other assets or business combinations, dispositions of assets and reinvestment of the proceeds, and other alternatives. We cannot assure you that the Board’s evaluations or the Company’s due diligence activities will result in any transaction or other course of action. For example, we may have difficulty identifying suitable assets to acquire or consummating transactions on terms that are favorable.

We also cannot assure you that any transaction we do enter into will be successful. Significant expansion involves risks, such as:

●	the availability and terms of financing for the transaction and its effect on our financial condition;
●	increased expenses and working capital needs;
●	successfully integrating an acquired asset into our existing business, including:
o	the distraction of our current management from our existing business operations;
o	the potential loss of key employees or customers of an acquired business;
o	identifying key managers to run an acquired business;
o	implementing and maintaining consistent standards, controls, procedures and information systems across the company;
o	managing the geographic distance of an acquired asset from our other assets and management team; and
o	exposure to unforeseen or undisclosed liabilities of any acquired asset.

If we are unable to integrate a new asset into our existing business and manage a larger overall company efficiently, the expansion could adversely affect our operations, financial results and prospects, and we might not realize the cost savings and synergies we expected from the expansion. Additionally, the diversion of management’s time and attention from our day-to-day operations could adversely impact our performance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company owns approximately 13,711 net acres all located in Louisiana. The approximate gross and net acres located in each Louisiana parish are presented below.

Parish	Gross Acres	Net Acres	Segment(s)

Calcasieu	15,801	4,667	Oil and gas, timber and surface
Jefferson Davis	9,748	2,328	Oil and gas, timber and surface
Allen	8,028	2,435	Oil and gas, timber and surface
Beauregard	7,323	3,554	Oil and gas, timber and surface
Cameron	1,248	274	Oil and gas, surface
LaFourche	240	40	Oil and gas
Natchitoches	200	200	Timber
Vermilion	180	30	Oil and gas, surface
Rapides	129	129	Timber
St. Landry	42	4	Timber
Sabine	50	50	Timber

Total	42,989	13,711

Included in the 13,711 net acres presented above, are approximately 7,392 acres owned 100% by the Company. The Louisiana parish location for these 100% owned lands is presented below:

Parish	Acres	Segment(s)

Beauregard	2,720	Oil and gas, timber and surface
Calcasieu	2,326	Oil and gas, timber and surface
Allen	1,121	Oil and gas, timber and surface
Jefferson Davis	684	Timber and surface
Natchitoches	200	Timber and surface
Cameron	162	None
Rapides	129	Timber
Sabine	50	Timber

Total	7,392

For management purposes, the Company classifies the 13,711 net acres owned by CKX as follows: 10,369 net acres are timber lands, 2,253 net acres are agriculture lands, 895 net acres are marsh lands and 194 net acres are located in metropolitan areas.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company was not involved in any legal proceedings as of December 31, 2021.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the NYSE American under the trading symbol CKX.

Common Stock

As of March 25, 2022, there were 1,942,495 shares outstanding. There were no sales of unregistered securities of the Company and no purchases of CKX equity securities by the Company during 2021.

Holders

On March 23, 2022, we had 325 stockholders of record.

Dividend Policy

The Company does not currently pay dividends on a regular basis.  In determining whether to declare a dividend, the Board of Directors takes into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions among other information deemed relevant.

Pursuant to a dividend reversion clause in the Company’s Articles of Incorporation, dividends not claimed within one year after a dividend becomes payable will expire and revert in full ownership to the Company and the Company’s obligation to pay such dividend will cease. During 2021 and 2020, the Company received no dividend reversions.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CKX leases its property to oil and gas operators and collects income through its land ownership in the form of oil and gas royalties and lease rentals and geophysical revenues. The Company’s oil and gas income fluctuates as new oil and gas production is discovered on Company land and then ultimately depletes or becomes commercially uneconomical to produce. The volatility in the daily commodity pricing of a barrel of oil or a thousand cubic feet, or “MCF,” of gas will also cause fluctuations in the Company’s oil and gas income. These commodity prices are affected by numerous factors and uncertainties external to CKX’s business and over which it has no control, including the global supply and demand for oil and gas, and domestic and global economic conditions, among other factors.

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

The Company’s Board of Directors regularly evaluates a range of strategic alternatives that could increase shareholder value, and the Board and management conduct due diligence activities in connection with such alternatives. These include opportunities for growth though the acquisitions of land or other assets, business combinations, dispositions of assets and reinvestment of the proceeds, and other alternatives. We cannot assure you that the Board’s evaluations or the Company’s due diligence activities will result in any transaction or other course of action.

Recent Developments

In the first quarter of 2019, the Company began developing several ranchette-style subdivisions on certain of its lands in Calcasieu and Beauregard Parishes using existing road rights of way.  The Company has identified demand in those areas for ranchette-style lots, which consist of more than three acres each, and the Board of Directors and management believe this project will allow the Company to realize a return on its investment in the applicable lands after payment of expenses.  The Company has completed and recorded plats for two subdivisions and obtained approval to complete a third subdivision during the first quarter of 2021.  The three subdivisions are located on approximately 415 acres in Calcasieu Parish and approximately 160 acres in Beauregard Parish and contain an aggregate of 39 lots.  As of December 31, 2021, the Company has closed on the sale of 21 of the 39 lots. As of the date of this report no sales were pending, and the Company is actively marketing the remaining lots.

The Company is working to identify additional undeveloped acres owned by the Company in Southwest Louisiana that would likewise be suitable for residential subdivisions.

Summary of Fiscal Year 2021 Results

The Company’s results of operations for the year ended December 31, 2021, were driven primarily by a higher gain on the sale of land in 2021 and an increase in overall revenue of 11% as compared to fiscal year 2020. The higher gain on sale of land in 2021 is due to the variable nature of land sales. The increase in revenue is due in part to higher commodity prices for oil and gas as the energy market recovers from the effects of the pandemic.

Results of Operations - for the years ended December 31, 2021 and 2020

Revenue

Total revenues for 2021 were $744,545, an increase of approximately 11% when compared with 2020 revenues of $671,944. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the year ended December 31, 2021 as compared to 2020, are as follows:

	Years Ended December 31,
	2021	2020	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$364,907	$257,247	$107,660	41.9%
Timber sales	151,102	134,720	16,382	12.2%
Surface revenue	228,536	279,977	(51,441)	(18.4)%
Total revenues	$744,545	$671,944	$72,601	10.8%

Oil and Gas

Oil and gas revenues were 49% and 38% of total revenues for 2021 and 2020, respectively. A breakdown of oil and gas revenues for the years ended December 31, 2021, as compared to 2020 are as follows:

	Years Ended December 31,
	2021	2020	Change from Prior Year	Percent Change from Prior Year
Oil	$324,198	$228,571	$95,627	41.8%
Gas	36,957	26,361	10,596	40.2%
Lease and geophysical	3,752	2,315	1,437	62.1%
Total revenues	$364,907	$257,247	$107,660	41.9%

CKX received oil and/or gas revenues from 73 and 94 wells during the years ended December 31, 2021 and 2020, respectively.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF for the years ended December 31, 2021 and 2020:

	Years Ended
	December 31,
	2021	2020
Net oil produced (Bbl)(2)	5,072	5,043
Average oil sales price (per Bbl)(1,2)	$63.92	$45.32
Net gas produced (MCF)	10,410	12,376
Average gas sales price (per MCF)(1)	$3.55	$2.13

(1) Before deduction of production costs and severance taxes
(2) Excludes plant products

Oil revenues increased for the year ended December 31, 2021, as compared to 2020, by $95,627. Gas revenues increased for the year ended December 31, 2021, as compared to 2020, by $10,596. As indicated from the schedule above, the increase in oil revenues was due to an increase in net oil produced and an increase in the average oil sales price per barrel. The increase in gas revenues was due to an increase in the average price per MCF offset by a decrease in net gas produced.

The following eight fields produced 96.42% of the Company’s oil and gas revenues in 2021. The following table shows the number of barrels of oil (Bbl Oil) and MCF of gas (MCF Gas) produced from these fields.

Field	Bbl Oil (1)	MCF Gas
South Bear Head Creek	1,260	2,476
Reeves	881	163
Gonzales County	840	493
Castor Creek	680	0
Cowards Gully	500	109
South Lake Charles	348	3,143
Lake Arthur	77	1,893
North Indian Village	334	1,565

The following eight fields produced 92.31% of the Company’s oil and gas revenues in 2020. The following table shows the number of barrels of oil (Bbl Oil) and MCF of gas (MCF Gas) produced from these fields.

Field	Bbl Oil (1)	MCF Gas
Gonzales County	1,591	691
South Bear Head Creek	1,161	3,418
Reeves	590	367
Castor Creek	512	0
South Lake Charles	270	2,877
Cowards Gully	336	153
Lake Arthur	77	2,158
North Indian Village	171	1,440

The Company was a lessor in the following non-producing mineral leases:

Activity	2021	2020
Bonus lease	0	1
Delay lease	1	0
Gross acres	230	200
Net acres	38	33

Lease and geophysical revenues increased for the year ended December 31, 2021, as compared to 2020, by $1,437. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Timber

Timber revenues were 20% of total revenues for 2021 and 2020, respectively. Timber revenues increased for the year ended December 31, 2021, as compared to the year ended December 31, 2020, by $16,382. The increase in timber revenues was due to recognition of expired stumpage agreements.

Surface

Surface revenues were 31% and 42% of total revenues for 2021 and 2020, respectively. Surface revenues decreased for the year ended December 31, 2021, as compared to 2020, by $51,441. This decrease is due to reductions in one time right of way income.

Costs and Expenses

Oil and gas costs increased for the year ended December 31, 2021 as compared to 2020 by $12,306. These variances are due to the normal variations in year to year costs, which correlate directly with variations in revenues.

Timber costs increased for the year ended December 31, 2021 as compared to 2020 by $2,275. This is primarily due to increased timber management costs.

General and administrative expenses increased for the year ended December 31, 2021 as compared to 2020 by $46,351. This is primarily due to increased commissions and transaction fees and legal fees, partially offset by a decrease in officer salaries and property management expense.

Gain on Sale of Land and Equipment

Gain on sale of land was $1,025,735 and $354,577 for the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2021, this consisted of 19 tracts of land including 13 lots in subdivisions and one sale to a local government for a water plant. For the year ended December 31, 2020, this consisted of a gain on sale of eight tracts of land including six lots in subdivisions and one sale to local government for roadway construction.

Outlook for Fiscal Year 2022

The Company will continue to consider and evaluate commercial, agricultural and timber lands, and other business opportunities for acquisitions and to evaluate its current holdings for divestiture. The Company will consider purchases outside of southwest Louisiana and will consider developing its properties for commercial or residential purposes.

The Company will continue to actively market its timber. Weather in 2021 was generally better for timber harvesting than in 2020. Due to damage to the Company’s timber stands from Hurricanes Laura and Delta in 2020, the Company sold some of its timber in 2021 at salvage prices. Stumpage prices have remained depressed when compared to recent historical prices but seem to be improving. The Company will seek to enter into additional stumpage agreements.

The Company began directly managing its lands in 2017, except for approximately 5,030 acres of timber property in which the Company owns an undivided 1/6 interest, which is managed by Walker Louisiana Properties. The Company believes direct land management and continuing economic activity in southwest Louisiana may be a catalyst for increased surface revenue.

Liquidity and Capital Resources

Sources of Liquidity

The Company’s current assets totaled $7,998,849 and current liabilities equaled $261,236 at December 31, 2021.

As of December 31, 2021, and 2020, the Company had no outstanding debt.

In the opinion of management, cash and cash equivalents are adequate for projected operations and possible land acquisitions.

The Company’s Board of Directors regularly evaluates a range of strategic alternatives that could increase shareholder value, and the Board and management conduct due diligence activities in connection with such alternatives. These include opportunities for growth though the acquisitions of land or other assets or business combinations, dispositions of assets and reinvestment of the proceeds, and other alternatives. The cost and terms of any financing to be raised in conjunction with any growth opportunity, including the Company’s ability to raise debt or equity capital on terms and at costs satisfactory to the Company, and the effect of such opportunities on the Company’s balance sheet, are critical considerations in any such evaluation.

Analysis of Cash Flows

Net cash provided by (used in) operating activities changed by $403,838 to ($263,673) for the year ended December 31, 2021, compared to $140,165 for the year ended December 31, 2020. The change in cash provided by (used in) operating activities was attributable primarily to the increase in net income and the change on the gain on the sale of land.

Net cash provided by investing activities was $1,210,291 and $3,042,801 for the year ended December 31, 2021, and 2020, respectively.  For the year ended December 31, 2021, this included proceeds from the sale of fixed assets of $1,233,197, partially offset by purchases of mutual funds of $237, costs of reforesting timber of $18,606 and purchases of land of $4,063. For the year ended December 31, 2020, this included proceeds from maturity of certificates of deposit of $4,682,920 and proceeds from the sale of fixed assets of $359,082 offset by purchases of certificates of deposit of $1,985,920, purchases of mutual funds of $3,960, and costs of reforesting timber of $9,321.

Net cash used in financing activities was $0 and $0 for the year ended December 31, 2021, and 2020, respectively.

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

The Company’s financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of December 31, 2021 and 2020 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended have been audited by MaloneBailey, LLP. MaloneBailey, LLP is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our principal executive and financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures that are designed to provide reasonable assurance that such information is accumulated and communicated to our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls and procedures included a review of the control objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. After conducting this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to  our principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our principal executive and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, as required by Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control - Integrated Framework. Based on our assessment under the framework in Internal Control - Integrated Framework (2013 framework), our principal executive and financial officer concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Item 9B.	OTHER INFORMATION

None.

Item 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

Certain information required by Item 12 will be included in the Registrant’s definitive proxy statement to be filed pursuant to Section 14(a) of the Exchange Act and is incorporated herein by reference.

The following table provides information as of December 31, 2021, about equity compensation plans (including individual compensation arrangements) under which equity securities of the Registrant are authorized for issuance. The Registrant’s only equity compensation plan is its Stock Incentive Plan approved by its shareholders on May 6, 2021.  Awards under the plan must consist of restricted stock units and performance shares.  However, as of the date of this report, no awards have been made under the plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	–	357,000
Equity compensation plans not approved by security holders	–	–	–
Total	0	–	357,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

3.4	By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 001-31905) filed on August 9, 2019).

4.1	Description of capital stock (incorporated by reference to Exhibit 4.1 to Form 10-K (File No. 001-31905) for the year ended December 31,2019, filed on March 16, 2020).

10.1+	Executive Employment Agreement effective as of July 15, 2020. (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-31905) filed on July 16, 2020).

10.2+	First Amendment to Employment Agreement effective as of March 22, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-31905) filed on March 25, 2021).

10.3+	CKX Lands, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed on May 28, 2021, Registration No. 333-256589).

31*	Certification of W. Gray Stream, President and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32**	Certification of W. Gray Stream, President and Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.DEF*	Inline XBRL Taxonomy Extension Definition
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2022.

CKX LANDS, INC.

By:

/s/W. Gray Stream
W. Gray Stream
President and Treasurer
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2022.

/s/ W. Gray Stream
W. Gray Stream	President, Treasurer and Director (Principal Executive and Financial Officer)

/s/ Lee W. Boyer
Lee W. Boyer	Secretary and Director

/s/ Keith Duplechin
Keith Duplechin	Director

/s/ Edward M. Ellington, II
Edward M. Ellington, II	Director

/s/ Daniel J. Englander
Daniel J. Englander	Director

/s/ Max H. Hart
Max H. Hart	Director

/s/ Lane LaMure
Lane LaMure	Director

/s Eugene T. Minvielle, IV
Eugene T. Minvielle	Director

/s/ Mary Leach Werner
Mary Leach Werner	Director

CKX LANDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CKX Lands, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CKX Lands, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2015.

Houston, Texas

March 28, 2022

CKX LANDS, INC.

BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$7,409,873	$6,463,255
Equity investment in mutual funds	502,832	502,595
Accounts receivable	50,739	98,515
Prepaid expense and other assets	35,405	8,711
Total current assets	7,998,849	7,073,076
Property and equipment, net	9,056,238	9,243,621
Total assets	$17,055,087	$16,316,697

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade payables and accrued expenses	$111,123	$110,786
Unearned revenue	150,113	231,409
Total current liabilities	261,236	342,195
Deferred income tax payable	187,664	187,664
Total liabilities	448,900	529,859

Stockholders' equity:
Common stock, 3,000,000 shares authorized, no par value, 1,942,495 shares issued and outstanding as of December 31, 2021 and 2020	59,335	59,335
Retained earnings	16,546,852	15,727,503
Total stockholders' equity	16,606,187	15,786,838
Total liabilities and stockholders' equity	$17,055,087	$16,316,697

The accompanying notes are an integral part of these financial statements.

CKX LANDS, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020

Revenues:
Oil and gas	$364,907	$257,247
Timber sales	151,102	134,720
Surface revenue	190,203	241,644
Surface revenue - related party	38,333	38,333
Total revenue	744,545	671,944
Costs, expenses and (gains):
Oil and gas costs	41,685	29,379
Timber costs	11,684	9,409
Surface costs	-	1,154
General and administrative expense	651,574	605,223
Depreciation expense	2,027	2,303
Gain on sale of land	(1,025,735)	(354,577)
Total costs, expenses and (gains)	(318,765)	292,891
Income from operations	1,063,310	379,053

Interest income	15,625	44,179
Miscellaneous income	4,384	14,992
Income before income taxes	1,083,319	438,224
Federal and state income tax expense:
Current	263,970	98,841
Total income taxes	263,970	98,841
Net income	$819,349	$339,383

Earnings per share, basic and diluted	$0.42	$0.17

Weighted average shares outstanding, basic and diluted	1,942,495	1,942,495

The accompanying notes are an integral part of these financial statements.

CKX LANDS, INC. STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, December 31, 2020	1,942,495	$59,335	$15,727,503	$15,786,838
Net income	-	-	819,349	819,349
Balances, December 31, 2021	1,942,495	$59,335	$16,546,852	$16,606,187

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, December 31, 2019	1,942,495	$59,335	$15,388,120	$15,447,455
Net income	-	-	339,383	339,383
Balances, December 31, 2020	1,942,495	$59,335	$15,727,503	$15,786,838

The accompanying notes are an integral part of these financial statements.

CKX LANDS, INC.

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$819,349	$339,383
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	2,027	2,303
Depletion expense	563	974
Gain on sale of land	(1,025,735)	(354,577)
Unrealized loss on equity investment in mutual funds	-	2,007
Changes in operating assets and liabilities:
(Increase) decrease in current assets	21,082	35,291
Increase (decrease) in current liabilities	(80,959)	114,784
Net cash provided by (used in) operating activities	(263,673)	140,165

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of certificates of deposit	-	(1,985,920)
Proceeds from maturity of certificates of deposit	-	4,682,920
Purchases of mutual funds	(237)	(3,960)
Costs of reforesting timber	(18,606)	(9,321)
Purchases of land	(4,063)	-
Proceeds from the sale of fixed assets	1,233,197	359,082
Net cash provided by investing activities	1,210,291	3,042,801

NET INCREASE IN CASH AND CASH EQUIVALENTS	946,618	3,182,966
Cash and cash equivalents, beginning of the period	6,463,255	3,280,289
Cash and cash equivalents, end of the period	$7,409,873	$6,463,255

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$289,423	$92,770

The accompanying notes are an integral part of these financial statements.

CKX LANDS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1:	Nature of Business and Significant Accounting Policies

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

Risks and Uncertainties

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. While the Company did not incur significant disruptions to its operations during 2020 or 2021 from COVID-19, it is unable at this time to predict the impact that COVID-19 or new variants of the novel coronavirus will have on its business, financial position and operating results in future periods due to numerous uncertainties and is closely monitoring the impact of the pandemic on all aspects of its business.

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

Equity Investment

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition of Financial Assets and Financial Liabilities,” (ASU 2016-01), which makes targeted amendments to the guidance for recognition, measurement, presentation and disclosure of financial instruments.  The guidance under ASU 2016-01 requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income.  As of December 31, 2021 and 2020, the Company classified $502,832 and $502,595, respectively, of mutual funds as equity securities.  The Company invests in ultra-short, high quality U.S. dollar money market funds, foreign funds, and obligations issued by the U.S. Government.

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

Impairment of Long-lived Assets

Long-lived assets, such as land, timber and property, buildings, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value may be determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models. During the year ended December 31, 2021, the Company performed a step zero impairment analysis on furniture and fixtures and land improvements and determined there were no qualitative factors that would indicate impairment. No impairment charges were recorded during the years ended December 31, 2021 and 2020.

On August 27, 2020, Hurricane Laura made landfall in Cameron, Louisiana as a major Category 4 hurricane. The hurricane caused widespread property damage, flooding, power outages, and water and communication service interruptions. The Company holds 13,941 acres of land in Southwest Louisiana across 11 parishes, with 10,495 acres classified as timber lands. Ten of these parishes are included in the Federal Emergency Management Agency’s disaster declaration related to Hurricane Laura. A percentage of the Company's timber assets were damaged during the storm. The Company performed an impairment analysis by comparing the undiscounted cash flow of the assets and the carrying value of the fixed assets and determined there was no impairment to its timber. During the year ended December 31, 2021, no impairment triggering factors were noted and no quantitative analysis was performed.

Revenue Recognition

The Company accounts for revenue under ASU 2014-09, Revenue from Contracts with Customers (ASC 606). In accordance with ASC 606, we recognize revenues when the following criteria are met: (i) persuasive evidence of a contract with a customer exists, (ii) identifiable performance obligations under the contract exist, (iii) the transaction price is determinable for each performance obligation, (iv) the transaction price is allocated to each performance obligation, and (v) the performance obligations are satisfied. We derive a majority of our revenues from oil and gas royalties, timber sales, and surface leases. Surface leases are not within the scope of ASC 606 and are accounted for under ASC 842. See Note 9 for more detailed information about the Company’s reportable segments.

Oil and Gas

Oil and gas revenue is generated through customer contracts, where we provide the customer access to a designated tract of land upon which the customer performs exploration, extraction, production and ultimate sale of the oil and gas. The Company receives royalties on all oil and gas produced by the customer. The performance obligation identified in oil and gas related contracts is the oil and gas produced on the designated tract of land. The performance obligation is satisfied at a point in time, which is when the customer produces oil and gas. The transaction price is comprised of fixed fees (royalties) on all oil and gas produced. The Company accrues monthly royalty revenues based upon estimates and adjusts to actual as the Company receives payments. Net accrued royalty income was $50,379 and $49,113 as of December 31, 2021 and 2020, respectively. There are no capitalized contract costs associated with oil and gas contracts. The accounting for royalty income remains largely unchanged upon implementation of ASC 606.

Timber

Timber revenue is generated through customer contracts executed as a pay-as-cut arrangement, where the customer acquires the right to harvest specified timber on a designated tract for a set period of time at agreed-upon unit prices. The performance obligation identified in timber related contracts is the severing of a single tree.

We satisfy our performance obligation when timber is severed, at which time revenue is recognized. The transaction price for timber sales is determined using contractual rates applied to harvest volumes. The Company may receive a deposit at the time of entering into a stumpage agreement and this deposit is recorded in unearned revenue until earned. The Company held stumpage agreement deposits of $0 and $87,300 as of December 31, 2021 and 2020. There are no capitalized contract costs associated with timber contracts. No revenue has been recognized on the stumpage agreements held by the Company that are still open. The amount deposited by the customer is recognized as revenue against the first timber harvested.  If no timber is harvested by the end of the contract the deposit is retained and recognized as income at contract end.  The accounting of timber revenue remains largely unchanged upon implementation of ASC 606.

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

Basic and Diluted Earnings per share

Net earnings per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income per share excludes all potential common shares if their effect is anti-dilutive. As of December 31, 2021, and 2020 there were no dilutive shares outstanding.

Dividends

The Company does not currently pay dividends on a regular basis.  In determining whether to declare a dividend, the Board of Directors takes into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions, among other information deemed relevant. Dividends paid per common stock are based on the weighted average number of common stock shares outstanding during the period. No dividends were declared during the years ended December 31, 2021 and 2020.

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

Other Taxes

Taxes, other than income taxes, which consisted of property, franchise and oil and gas production taxes were $146,095 and $125,124, for the years ended December 31, 2021 and 2020, respectively.

Leases

The Company leases its lands to individuals and entities for various purposes. The Company accounts for these types of leases in accordance with ASC 842, Leases, and subsequent amendments, which require that leases be evaluated and classified as operating or capital leases for financial reporting purposes. For leases classified as operating, the Company calculates rent expense on a straight-line basis over the lesser of the lease term including renewal options, if reasonably assured, or the economic life of the leased premises, taking into consideration rent escalation clauses and other lease concessions, if applicable. The Company has no capital leases as of December 31, 2021, or 2020.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles, as well as improving consistent application in Topic 740 by clarifying and amending existing guidance. The amendments were effective for all entities for fiscal years beginning after December 15, 2020. The adoption of ASU 2019-12 did not have an impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments” (“ASU 2020-03”).  ASU 2020-03 improves and clarifies various financial instruments topics. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The Company adopted ASU 2020-03 upon issuance, which did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Class	Methods and/or Assumptions

Cash and cash equivalents:	Carrying value approximates fair value due to its readily convertible characteristic.

Equity investment in mutual funds:	Carrying value adjusted to and presented at fair market value.

The estimated fair value of the Company's financial instruments are as follows:

		December 31, 2021		December 31, 2020
Financial Assets:	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	1	$7,409,873	$7,409,873	$6,463,255	$6,463,255
Equity investment in mutual funds	1	504,606	502,832	504,369	502,595
Total		$7,914,479	$7,912,705	$6,967,624	$6,965,850

Note 3:      Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2021	2020

Land	$6,815,147	$7,018,547
Timber	2,214,985	2,196,942
Equipment	108,602	108,602
	9,138,734	9,324,091
Accumulated depreciation	(82,496)	(80,470)
Total	$9,056,238	$9,243,621

Depreciation expense was $2,027 and $2,303 for the years ended December 31, 2021 and 2020, respectively.

Depletion expense was $563 and $974 for the years ended December 31, 2021 and 2020, respectively.

Note 4:      Land Purchases and Sales

Land Purchases

During the year ended December 31, 2021, the Company purchased the following lands:

	+/-	Louisiana			Mineral
Quarter	Acres	Parish	Ownership	Land	Rights %
3rd	10.84	Jefferson Davis	16.67%	$ 4,063	0%

The Company did not purchase any land during the year ended December 31, 2020.

Land Sales

During the year ended December 31, 2021, the Company sold the following lands:

	+/-	Louisiana			Mineral
Quarter	Acres	Parish	Ownership	Land	Rights %
1st	3.38	Beauregard	100.00%	$ 31,018	0%
1st	10.00	Calcasieu	100.00%	$ 70,500	0%
1st	10.00	Calcasieu	100.00%	$ 68,500	0%
1st	5.40	Beauregard	100.00%	$ 51,520	0%
1st	10.00	Calcasieu	100.00%	$ 65,295	0%
1st	3.36	Beauregard	100.00%	$ 31,610	0%
1st	10.00	Calcasieu	100.00%	$ 68,620	0%
1st	20.98	Calcasieu	16.67%	$ 16,408	0%
1st	10.00	Calcasieu	100.00%	$ 68,090	0%
1st	10.00	Calcasieu	100.00%	$ 65,800	0%
2nd	10.00	Calcasieu	100.00%	$ 68,315	0%
2nd	6.62	Beauregard	100.00%	$ 63,415	0%
2nd	70.44	St. Landry	40.00%	$ 50,688	0%
2nd	32.52	Calcasieu	16.67%	$ 25,458	0%
3rd	51.89	Calcasieu	16.67%	$ 233,483	0%
3rd	3.38	Beauregard	100.00%	$ 31,730	0%
3rd	40.00	Calcasieu	50.00%	$ 19,200	0%
4th	138.57	Allen	40.00%	$ 62,992	0%
4th	25.34	Calcasieu	100.00%	$ 140,555	0%

During the year ended December 31, 2020, the Company sold the following lands:

	+/-	Louisiana			Mineral
Quarter	Acres	Parish	Ownership	Land	Rights %
1st	3.17	Calcasieu	100.00%	$ 35,500	0%
2nd	2.62	Calcasieu	16.67%	$ 128,140	0%
2nd	6.75	Beauregard	100.00%	$ 64,000	0%
2nd	5	Beauregard	100.00%	$ 35,000	0%
3rd	3.14	Calcasieu	100.00%	$ 34,195	0%
3rd	40	Calcasieu	16.67%	$ 13,333	0%
4th	2.88	Calcasieu	100.00%	$ 28,800	0%
4th	3.17	Calcasieu	100.00%	$ 35,190	0%

For the years ended December 31, 2021 and 2020, gains on sales of land were $1,025,735 and $354,577, respectively.

Note 5:      Oil and Gas Leases

Results of oil and gas leasing activities for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020
Gross revenues
Royalty interests	$364,907	$257,247
Lease fees	-	5,882
	364,907	263,129
Production costs	(41,685)	(29,379)
Results before income tax expense	323,222	233,750
Estimated income tax expense	(93,734)	(67,788)
Results of operations from producing activities excluding corporate overhead	$229,488	$165,962

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

The Company’s royalty and working interests share of oil and gas, exclusive of plant products, produced from leased properties were:

	2021	2020
Net gas produced (MCF)	10,410	12,376
Net oil produced (Bbl)	5,072	5,043

Note 6:      Segment Reporting

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, surface and timber. The Company’s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

The tables below present financial information for the Company’s three operating business segments:

	Years Ended December 31,
	2021	2020
Identifiable Assets, net of accumulated depreciation
Timber	$2,214,985	$2,196,942
General corporate assets	14,840,102	14,119,755
Total	$17,055,087	$16,316,697

Capital expenditures:
Timber	$18,606	$9,321
Surface	4,063	-
General corporate assets	-	-
Total segment costs and expenses	$22,669	$9,321

Depreciation and depletion
Oil and gas	$-	$-
Timber	563	974
General corporate assets	2,027	2,303
Total	$2,590	$3,277

	Years Ended December 31,
	2021	2020
Revenues:
Oil and gas	$364,907	$257,247
Timber sales	151,102	134,720
Surface revenue	228,536	279,977
Total segment revenues	$744,545	$671,944

Cost and expenses:
Oil and gas costs	$41,685	$29,379
Timber costs	11,684	9,409
Surface costs	-	1,154
Total segment costs and expenses	$53,369	$39,942

Net income from operations:
Oil and gas	$323,222	$227,868
Timber	139,418	125,311
Surface	228,536	278,823
Total segment net income from operations	$691,176	$632,002
Unallocated other income (expense) before income taxes	392,143	(193,778)
Income before income taxes	$1,083,319	$438,224

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

Note 7:     Concentrations

Revenues from customers representing 5% or more of total revenue for the years ended December 31, 2021 and 2020, respectively were:

	Years Ended December 31,
Count	2021	2020
1	$68,404	$87,871
2	64,575	67,416
3	59,420	47,452
4	56,951	45,520
5	54,300	40,289
6	53,625	38,333
7	45,183	-
8	38,333	-

Note 8:      Income Taxes

The Company files federal and state income tax returns on a calendar year basis. The net deferred tax liability in the accompanying balance sheets includes the following components at December 31, 2021 and 2020:

	2021	2020
Deferred tax assets	$-	$-
Deferred tax liabilities	(187,664)	(187,664)
	$(187,664)	$(187,664)

Reconciliations between the United States federal statutory income tax provision, using the statutory rate of 21%, and the Company’s provision for income taxes at December 31, 2021 and 2020 are as follows:

	2021	2020
Income tax on income before extraordinary item:
Tax at statutory rates	$310,412	$123,335
Tax effect of the following:
Federal statutory depletion	(11,495)	(8,103)
State statutory depletion	(6,130)	(4,322)
State income tax deduction	(12,751)	(3,740)
Federal income tax deduction	(18,200)	(7,362)
Other	2,134	(967)
Income tax on income	$263,970	$98,841

Deferred income taxes payable result from timing differences in the recognition of revenue and expenses for tax and financial statement purposes. The effect of these timing differences at December 31, 2021 and 2020 is as follows:

	2021	2020
Casualty loss	$(77,714)	$(77,714)
Deferred gain	(109,950)	(109,950)
	$(187,664)	$(187,664)

The Company files income tax returns for federal and state purposes. Generally, the Company’s tax returns remain open for three years for tax examination purposes. Tax positions are recognized when they are more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. The Company is subject to periodic audits by the Internal Revenue Service and other state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. The Company evaluates its tax positions and establishes liabilities if significant in accordance with the applicable accounting guidance on uncertainty in income taxes. With few exceptions, the Company is no longer subject to U.S. Federal and state income tax examinations by the tax authorities for calendar years ending before December 31, 2018.

Note 9:    Related Party Transactions

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

Surface revenue-related party was $38,333 for each of the years ended December 31, 2021 and 2020. All of this amount was attributable to the OTL with Stream Wetlands described above.

Note 10:  Subsequent Events

On February 28, 2022 Stream Wetlands exercised the OTL and signed a lease in exchange for paying the Company $38,333.