Form 10-Q
period 2022-03-31
CKX LANDS, INC.
filed 2022-05-06
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,942,495 shares of common stock are issued and outstanding as of May 6, 2022.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	BALANCE SHEETS AS OF MARCH 31, 2022 (UNAUDITED) AND DECEMBER 31, 2021
	STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)
	STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)
	STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)
	NOTES TO FINANCIAL STATEMENTS AS OF MARCH 31, 2022 (UNAUDITED)	1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	5

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	8

ITEM 4.	CONTROLS AND PROCEDURES	8

PART II.	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	9

ITEM 1A.	RISK FACTORS	9

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	9

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	9

ITEM 4.	MINE SAFETY DISCLOSURES	9

ITEM 5.	OTHER INFORMATION	9

ITEM 6.	EXHIBITS	9

SIGNATURES		10

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CKX LANDS, INC.

BALANCE SHEETS

	March 31,	December 31,
	2022	2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$7,357,204	$7,409,873
Equity investment in mutual funds	502,365	502,832
Accounts receivable	48,178	50,739
Prepaid expense and other assets	94,054	35,405
Total current assets	8,001,801	7,998,849
Property and equipment, net	9,060,098	9,056,238
Total assets	$17,061,899	$17,055,087

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade payables and accrued expenses	$115,126	$111,123
Unearned revenue	148,182	150,113
Total current liabilities	263,308	261,236
Deferred income tax payable	187,664	187,664
Total liabilities	450,972	448,900

Stockholders' equity:
Common stock, 3,000,000 shares authorized, no par value, 1,942,495 shares issued and outstanding as of March 31, 2022 and December 31, 2021	59,335	59,335
Retained earnings	16,551,592	16,546,852
Total stockholders' equity	16,610,927	16,606,187
Total liabilities and stockholders' equity	$17,061,899	$17,055,087

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2022	2021

Revenues:
Oil and gas	$82,429	$50,145
Timber sales	21,743	53,527
Surface revenue	68,163	41,621
Surface revenue - related party	9,583	9,583
Total revenue	181,918	154,876
Costs, expenses and (gains):
Oil and gas costs	5,736	8,221
Timber costs	234	958
Surface costs	5,129	-
General and administrative expense	172,349	103,083
Depreciation expense	507	507
Gain on sale of land	-	(406,220)
Total costs, expenses and (gains)	183,955	(293,451)
Income (loss) from operations	(2,037)	448,327

Interest income	2,607	4,666
Miscellaneous income	3,023	-
Income before income taxes	3,593	452,993
Federal and state income tax expense:
Current	(1,147)	26,186
Total income taxes	(1,147)	26,186
Net income	$4,740	$426,807

Earnings per share, basic and diluted	$0.00	$0.22

Weighted average shares outstanding, basic and diluted	1,942,495	1,942,495

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, December 31, 2021	1,942,495	$59,335	$16,546,852	$16,606,187
Net income	-	-	4,740	4,740
Balances, March 31, 2022	1,942,495	$59,335	$16,551,592	$16,610,927

	Common Stock		Retained	Total
	Shares	Amount	Earnings	Equity
Balances, December 31, 2020	1,942,495	$59,335	$15,727,503	$15,786,838
Net income	-	-	426,807	426,807
Balances, March 31, 2021	1,942,495	$59,335	$16,154,310	$16,213,645

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,740	$426,807
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	507	507
Depletion expense	138	77
Gain on sale of land	-	(406,220)
Unrealized loss on equity investment in mutual funds	504	-
Changes in operating assets and liabilities:
(Increase) decrease in current assets	(56,088)	(125,141)
Increase (decrease) in current liabilities	2,072	(47,005)
Net cash used in operating activities	(48,127)	(150,975)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of mutual funds	(37)	(124)
Costs of reforesting timber	(4,505)	(14,114)
Proceeds from the sale of fixed assets	-	537,360
Net cash (used on) provided by investing activities	(4,542)	523,122

NET CHANGE IN CASH AND CASH EQUIVALENTS	(52,669)	372,147
Cash and cash equivalents, beginning of the period	7,409,873	6,463,255
Cash and cash equivalents, end of the period	$7,357,204	$6,835,402

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The “Company,” “we,” “us,” and “our,” refer to CKX Lands, Inc.

Note 1:      Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures. Actual results may differ from these estimates.

Risks and Uncertainties

On March 11, 2020, the WHO declared COVID-19 a pandemic. While the Company did not incur significant disruptions to its operations during 2021 and in 2022 to date from COVID-19, it is unable at this time to predict the impact that COVID-19 or new variants of the novel coronavirus will have on its business, financial position and operating results in future periods due to numerous uncertainties and is closely monitoring the impact of the pandemic on all aspects of its business.

Concentration of Credit Risk

The Company maintains its cash balances in seven financial institutions. At times, cash balances may exceed the Federal Deposit Insurance Corporation’s insured limit of $250,000. The Company has not experienced any losses in such accounts and management believes the Company is not exposed to any significant credit risk on its cash balances.

Impairment of Long-lived Assets

Long-lived assets, such as land, timber and property, buildings, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value may be determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models. During the year ended  December 31, 2021, the Company performed a step zero impairment analysis on furniture and fixtures and land improvements and determined there were no qualitative factors that would indicate impairment. No impairment charges were recorded during the three months ended March 31, 2022 and 2021.

Basic and Diluted Earnings per share

Net earnings per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income per share excludes all potential common shares if their effect is anti-dilutive. As of March 31, 2022, and 2021 there were no dilutive shares outstanding.

Dividends

The Company does not currently pay dividends on a regular basis.  In determining whether to declare a dividend, the Board of Directors takes into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions, among other information deemed relevant. Dividends paid per common stock are based on the weighted average number of common stock shares outstanding during the period. No dividends were declared during the three months ended March 31, 2022 and 2021.

Pursuant to a dividend reversion clause in the Company’s Articles of Incorporation, dividends not claimed within one year after the dividend becomes payable will expire and revert in full ownership to the Company and the Company’s obligation to pay such dividend will cease. Any dividend reversions are recorded in equity upon receipt.

Recent Accounting Pronouncements

There are various updates recently issued to the accounting literature and these are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Class	Methods and/or Assumptions

Cash and cash equivalents:	Carrying value approximates fair value due to its readily convertible characteristic.

Equity Investment in mutual funds:	Carrying value adjusted to and presented at fair market value.

The estimated fair values of the Company's financial instruments are as follows:

		March 31, 2022		December 31, 2021
Financial Assets:	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	1	$7,357,204	$7,357,204	$7,409,873	$7,409,873
Equity investment in mutual funds	1	504,643	502,365	504,606	502,832
Total		$7,861,847	$7,859,569	$7,914,479	$7,912,705

Note 3:      Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2022	2021

Land	$6,815,147	$6,815,147
Timber	2,219,352	2,214,985
Equipment	108,602	108,602
	9,143,101	9,138,734
Accumulated depreciation	(83,003)	(82,496)
Total	$9,060,098	$9,056,238

During the three months ended March 31, 2022 and 2021, the Company had a gain on sale of land of $0 and $406,220, respectively.

Depreciation expense was $507 for the three months ended March 31, 2022 and 2021.

Depletion expense was $138 and $77 for the three months ended March 31, 2022 and 2021, respectively.

Note 4:      Segment Reporting

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, timber and surface. The Company’s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

The tables below present financial information for the Company’s three operating business segments:

	Three Months Ended March 31,	Year Ended December 31,
	2022	2021
Identifiable Assets, net of accumulated depreciation
Timber	$2,219,352	$2,214,985
General corporate assets	14,842,547	14,840,102
Total	17,061,899	17,055,087

Capital expenditures:
Timber	$4,505	$18,606
Surface	-	4,063
General corporate assets	-	-
Total segment costs and expenses	$4,505	$22,669

Depreciation and depletion
Oil and gas	$-	$-
Timber	138	563
General corporate assets	507	2,027
Total	$645	$2,590

	Three Months Ended March 31,
	2022	2021
Revenues:
Oil and gas	$82,429	$50,145
Timber sales	21,743	53,527
Surface revenue	77,746	51,204
Total segment revenues	181,918	154,876

Cost and expenses:
Oil and gas costs	$5,736	$8,221
Timber costs	234	958
Surface costs	5,129	-
Total segment costs and expenses	11,099	9,179

Net income from operations:
Oil and gas	$76,693	$41,924
Timber	21,509	52,569
Surface	72,617	51,204
Total segment net income from operations	170,819	145,697
Unallocated other income (expense) before income taxes	(167,226)	307,296
Income before income taxes	$3,593	$452,993

There are no intersegment sales reported in the accompanying statements of operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Form 10-K for the year ended December 31, 2021. The Company evaluates performance based on income or loss from operations before income taxes excluding any nonrecurring gains and losses. Income before income tax represents net revenues less costs and expenses less other income and expenses of a general corporate nature. Identifiable assets by segment are those assets used solely in the Company's operations within that segment.

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

Note 6:      Related Party Transactions

The Company and Stream Wetlands Services, LLC (“Stream Wetlands”) were parties to an option to lease agreement dated April 17, 2017 (the “OTL”). The OTL provided Stream Wetlands an option to lease certain lands from the Company, subject to the negotiation and execution of a mutually acceptable lease form. On February 28, 2022, the Company exercised the OTL and entered into a lease in exchange for a payment by Stream Wetlands of $38,333. William Gray Stream, the President and Treasurer and a director of the Company, is the president of Stream Wetlands.

The Company’s President and Treasurer is also the President of Matilda Stream Management, Inc. Matilda Stream Management provides administrative and accounting services to the Company for no compensation.

Surface revenue-related party was $9,583 for each of the three months ended March 31, 2022 and 2021. All of this amount was attributable to the OTL with Stream Wetlands described above.

Note 7:      Concentrations

Revenue from the Company's five largest customers for the three months ended March 31, 2022 and 2021, respectively were:

	Three Months Ended March 31,
Count	2022	2021
1	$21,743	$54,300
2	19,307	13,990
3	18,855	11,359
4	18,650	10,563
5	14,936	9,583

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on March 28, 2022.

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

CKX leases its property to oil and gas operators and collects income through its land ownership in the form of oil and gas royalties and lease rentals and geophysical revenues. The Company’s oil and gas income fluctuates as new oil and gas production is discovered on Company land and then ultimately depletes or becomes commercially uneconomical to produce. The volatility in the daily commodity pricing of a barrel of oil or a thousand cubic feet, or “MCF,” of gas will also cause fluctuations in the Company’s oil and gas income. These commodity prices are affected by numerous factors and uncertainties external to CKX’s business and over which it has no control, including the global supply and demand for oil and gas, the effect of the COVID-19 pandemic and government responses to the pandemic on supply and demand, geopolitical conditions and domestic and global economic conditions, among other factors.

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

Timber income is derived from sales of timber on Company lands. The Company’s timber income will fluctuate depending on our ability to secure stumpage agreements in the regional markets, timber stand age, and/or stumpage commodity prices. Timber is a renewable resource that the Company actively manages.

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

Recent Developments

In the first quarter of 2019, the Company began developing several ranchette-style subdivisions on certain of its lands in Calcasieu and Beauregard Parishes using existing road rights of way.  The Company has identified demand in those areas for ranchette-style lots, which consist of more than three acres each, and the Board of Directors and management believe this project will allow the Company to realize a return on its investment in the applicable lands after payment of expenses.  The Company has completed and recorded plats for three subdivisions.  The three subdivisions are located on approximately 415 acres in Calcasieu Parish and approximately 160 acres in Beauregard Parish, and contain an aggregate of 39 lots.  As of March 31, 2022, the Company has closed on the sale of 21 of the 39 lots. As of the date of this report no sales were pending, and the Company is actively marketing the remaining lots

The Company is working to identify additional undeveloped acres owned by the Company in Southwest Louisiana that would likewise be suitable for residential subdivisions.

Results of Operations

Summary of Results

The Company’s results of operations for the three months ended March 31, 2022 were driven primarily by an increase in oil and gas and surface revenues partially offset by a decrease in timber revenues and an increase in general and administrative expenses. The increase in general and administrative expenses is primarily due to an increase in audit fees, legal fees and commissions partially offset by a decrease in property taxes and transfer agent fees.

Revenue – Three Months Ended March 31, 2022

Total revenues for the three months ended March 31, 2022 were $181,918, an increase of approximately 17.5% when compared with the same period in 2021. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the three months ended March 31, 2022 as compared to 2021, are as follows:

	Three Months Ended March 31,
	2022	2021	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$82,429	$50,145	$32,284	64.4%
Timber sales	21,743	53,527	(31,784)	(59.4)%
Surface revenue	77,746	51,204	26,542	51.8%
Total revenues	$181,918	$154,876	$27,042	17.5%

Oil and Gas

Oil and gas revenues were 45% and 32% of total revenues for the three months ended March 31, 2022 and 2021, respectively. A breakdown of oil and gas revenues for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 is as follows:

	Three Months Ended March 31,
	2022	2021	Change from Prior Year	Percent Change from Prior Year
Oil	$66,935	$36,479	$30,456	83.5%
Gas	13,782	12,921	861	6.7%
Lease and geophysical	1,712	745	967	129.8%
Total revenues	$82,429	$50,145	$32,284	64.4%

CKX received oil and/or gas revenues from 62 and 64 wells during the three months ended March 31, 2022 and 2021, respectively.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Net oil produced (Bbl)(2)	847	753
Average oil sales price (per Bbl)(1,2)	$79.00	$48.43
Net gas produced (MCF)	2,801	4,456
Average gas sales price (per MCF)(1)	$4.92	$2.90

(1) Before deduction of production costs and severance taxes
(2) Excludes plant products

Oil revenues increased for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, by $30,456. Gas revenues increased for the three months ended March 31, 2022, as compared to the same period in 2021, by $861. As indicated from the schedule above, the increase in oil revenues was due to an increase in the net oil produced and an increase in the average oil sales price per barrel. The increase in gas revenues was due to an increase in average gas sales price per MCF partially offset by a decrease net gas produced.

Lease and geophysical revenues increased for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, by $967. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Timber

Timber revenue was $21,743 and $53,527 for the three months ended March 31, 2022 and 2021, respectively. The decrease in timber revenues was due to normal business variations in timber customers’ harvesting.

Surface

Surface revenues increased for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, by $26,542. This increase is due a one-time oil and gas delay rental from an operator to postpose commencement of drilling operations during the primary term of the lease.

Costs and Expenses – Three months Ended March 31, 2022

Oil and gas costs decreased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 by $2,485. This variance is due to the normal variations in year to year costs.

Timber costs decreased for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, by $724. Timber costs are related to timber revenue.

General and administrative expenses increased for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, by $69,266. This is primarily due to an increase in audit fees, legal fees and commissions partially offset by a decrease in property taxes and transfer agent fees.

Gain on Sale of Land – Three months Ended March 31, 2022

Gain on sale of land was $0 and $406,220 for the three months ended March 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

Sources of Liquidity

Current assets totaled $8,001,801 and current liabilities equaled $263,308 at March 31, 2022.

As of March 31, 2022 and December 31, 2021, the Company had no outstanding debt.

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

Analysis of Cash Flows

Net cash used in operating activities was $48,127 and $150,975 for the three months ended March 31, 2022 and March 31, 2021, respectively. The change was attributable primarily to a decrease in net income attributable to a decrease in gain on sale of land and increase in prepaid assets.

Net cash (used in) provided by investing activities was ($4,542) and $523,122 for the three months ended March 31, 2022 and 2021, respectively.  For the three months ended March 31, 2022, this primarily resulted from purchases of mutual funds of $37 and costs of reforesting timber of $4,505. For the three months ended March 31, 2021, this primarily resulted from proceeds from the sale of fixed assets of $537,360, offset by purchases of mutual funds of $124 and costs of reforesting timber of $14,114.

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the three months ended March 31, 2022 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation and Recent Accounting Pronouncements, to our condensed financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2022, we do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 3. NOT APPLICABLE

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company’s principal executive and financial officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on its evaluation, management concluded that as of March 31, 2022, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.4	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 001-31905) filed on August 9, 2019).

10.1+	Second Amendment to Employment Agreement effective as of March 24, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-31905) filed on March 29, 2022).

31*	Certification of W. Gray Stream, President and Treasurer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of W. Gray Stream, President and Treasurer, pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2022

CKX LANDS, INC.

By:

/s/ W. Gray Stream
W. Gray Stream
President and Treasurer
(Principal executive and financial officer)