Form 10-K/A
period 2021-12-31
CKX LANDS, INC.
filed 2022-05-26
CIK 352955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

The number of shares of the registrant’s Common Stock outstanding as of May 26, 2022, was 1,942,495.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement prepared in connection with the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment No.1” or “Form 10-K/A”) is being filed to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, of CKX Lands, Inc., a Louisiana corporation, originally filed March 28, 2022, with the United States Securities and Exchange Commission, or the “SEC” (the “Original Filing”). We are filing this Amendment No. 1 to include as an exhibit to the Original Filing the consent of our independent registered public accounting firm to the incorporation by reference in our Registration Statement on Form S-8, No. 333-256589 (the “Registration Statement”), of their report dated March 28, 2022 with respect to our financial statements that was included in the Original Filing. As of the filing of this Amendment No. 1, no securities covered by the Registration Statement have ever been sold.

Part IV (Items 15 and 16) of the Original Filing is hereby deleted in its entirety and replaced with the following Part IV set forth below, including to add new exhibits. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are attached hereto as Exhibit 31.2 and Exhibit 31.3, respectively. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Also, we are not including the certifications under Section 906 of Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1. Further, we are amending the cover page to update the number of ordinary shares outstanding and to remove the statement that information is being incorporated by reference from our definitive proxy statement.

Except as described above, no other changes have been made to the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our other filings with the SEC. The Original Filing continues to speak as of its date, and we have not updated the disclosures contained in the Original Filing to reflect any events that occurred after the filing of the Original Filing.

Except where the context indicates otherwise, the terms “Registrant,” “Company,” “we,” “us,” or “our” refer to CKX Lands, Inc.

Auditor Name: MaloneBailey, LLP          Auditor Location: Houston, Texas     Auditor Firm ID: 206

TABLE OF CONTENTS

EXPLANTORY NOTE
PART IV
Item 15.	Exhibits, Financial Statement Schedules	1
Item 16.	Form 10-K Summary	2
SIGNATURES		3

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	Documents filed as part of this report:

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

3.4	By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 001-31905) filed on August 9, 2019).

4.1	Description of capital stock (incorporated by reference to Exhibit 4.1 to Form 10-K (File No. 001-31905) for the year ended December 31,2019, filed on March 16, 2020).

10.1+	Executive Employment Agreement effective as of July 15, 2020. (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-31905) filed on July 16, 2020).

10.2+	First Amendment to Employment Agreement effective as of March 22, 2021 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-31905) filed on March 25, 2021).

10.3+	CKX Lands, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed on May 28, 2021, Registration No. 333-256589).

23*	Consent of MaloneBailey, LLP.

31.1**	Certification of W. Gray Stream, President and Treasurer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31 to the Original Filing).

31.2*	Certification of W. Gray Stream, President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Scott Stepp, Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32***
Certification of W. Gray Stream, President and Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32 to the Original Filing).

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith
**	Filed previously with the Original Filing
***	Furnished previously with the Original Filing
+	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 26, 2022.

CKX LANDS, INC.

By:

/s/ W. Gray Stream
W. Gray Stream
President
(Principal Executive Officer)

3