Form 10-Q
period 2022-06-30
CKX LANDS, INC.
filed 2022-08-11
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,963,913 shares of common stock are issued and outstanding as of August 8, 2022.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	BALANCE SHEETS AS OF JUNE 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021
	STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
	STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
	STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)
	NOTES TO FINANCIAL STATEMENTS AS OF JUNE 30, 2022 (UNAUDITED)	1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	5

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	8

ITEM 4.	CONTROLS AND PROCEDURES	8

PART II.	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	9

ITEM 1A.	RISK FACTORS	9

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	9

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	9

ITEM 4.	MINE SAFETY DISCLOSURES	9

ITEM 5.	OTHER INFORMATION	9

ITEM 6.	EXHIBITS	11

SIGNATURES		13

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CKX LANDS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2022	2021
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$7,109,424	$7,409,873
Equity investment in mutual funds	502,866	502,832
Accounts receivable	146,904	50,739
Prepaid expense and other assets	143,378	35,405
Total current assets	7,902,572	7,998,849
Property and equipment, net	9,084,171	9,056,238
Total assets	$16,986,743	$17,055,087

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade payables and accrued expenses	$75,738	$111,123
Unearned revenue	106,149	150,113
Total current liabilities	181,887	261,236
Deferred income tax payable	187,664	187,664
Total liabilities	369,551	448,900

Stockholders' equity:
Common stock, 3,000,000 shares authorized, no par value, 1,974,079 and 1,963,913 shares issued and outstanding as of June 30, 2022, respectively and 1,942,495 shares issued and outstanding as of December 31, 2021	59,335	59,335
Additional paid in capital	414,291	-
Treasury stock, 10,166 shares, at cost	(131,335)	-
Retained earnings	16,274,901	16,546,852
Total stockholders' equity	16,617,192	16,606,187
Total liabilities and stockholders' equity	$16,986,743	$17,055,087

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues:
Oil and gas	$141,714	$99,202	$224,142	$149,347
Timber sales	88,637	49,414	110,379	102,941
Surface revenue	70,280	53,107	138,442	94,728
Surface revenue - related party	9,583	9,583	19,167	19,166
Total revenue	310,214	211,306	492,130	366,182
Costs, expenses and (gains):
Oil and gas costs	14,615	9,445	20,350	17,666
Timber costs	2,950	4,255	3,185	5,213
Surface costs	-	-	5,129	-
General and administrative expense	597,295	148,316	769,643	251,399
Depreciation expense	683	503	1,190	1,010
Gain on sale of land	-	(184,045)	-	(590,265)
Total costs, expenses and (gains)	615,543	(21,526)	799,497	(314,977)
Income (loss) from operations	(305,329)	232,832	(307,367)	681,159

Interest income	3,849	4,787	6,455	9,453
Miscellaneous income	259	-	3,282	-
Income (loss) before income taxes	(301,221)	237,619	(297,630)	690,612
Federal and state income tax expense:
Current	(24,530)	63,271	(25,679)	89,457
Total income taxes	(24,530)	63,271	(25,679)	89,457
Net income (loss)	$(276,691)	$174,348	$(271,951)	$601,155

Basic and diluted earnings per share	$(0.14)	$0.09	$(0.14)	$0.31
Weighted average shares outstanding, basic and diluted	1,945,555	1,942,495	1,945,555	1,942,495

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, March 31, 2022	1,942,495	$59,335	$-	$-	$16,551,592	$16,610,927
Issuances under share-based compensation	31,584	-	-	-	-	-
Share-based compensation	-	-	-	414,291	-	414,291
Repurchases of common stock	-	-	(131,335)	-	-	(131,335)
Net loss	-	-	-	-	(276,691)	(276,691)
Balances, June 30, 2022	1,974,079	$59,335	$(131,335)	$414,291	$16,274,901	$16,617,192

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, March 31, 2021	1,942,495	$59,335	$-	$-	$16,154,310	$16,213,645
Net income	-	-	-	-	174,348	174,348
Balances, June 30, 2021	$1,942,495	$59,335	$-	$-	$16,328,658	$16,387,993

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, December 31, 2021	1,942,495	$59,335	$-	$-	$16,546,852	$16,606,187
Issuances under share-based compensation	31,584	-	-	-	-	-
Share-based compensation	-	-	-	414,291	-	414,291
Repurchases of common stock	-	-	(131,335)	-	-	(131,335)
Net loss	-	-	-	-	(271,951)	(271,951)
Balances, June 30, 2022	1,974,079	$59,335	$(131,335)	$414,291	$16,274,901	$16,617,192

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, December 31, 2020	1,942,495	$59,335	$-	$-	$15,727,503	$15,786,838
Net income	-	-	-	-	601,155	601,155
Balances, June 30, 2021	1,942,495	$59,335	$-	$-	$16,328,658	$16,387,993

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(271,951)	$601,155
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	1,190	1,010
Depletion expense	174	430
Gain on sale of land	-	(590,265)
Unrealized (gain) loss on equity investment in mutual funds	504	(38)
Share-based compensation	414,291	-
Changes in operating assets and liabilities:
(Increase) decrease in current assets	(204,138)	(33,613)
Increase (decrease) in current liabilities	(79,349)	(42,697)
Net cash used in operating activities	(139,279)	(64,018)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of mutual funds	(538)	(124)
Purchase of property and equipment	(12,835)	-
Costs of reforesting timber	(16,462)	(14,114)
Proceeds from the sale of fixed assets	-	745,237
Net cash (used in) provided by investing activities	(29,835)	730,999

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	(131,335)	-
Net cash used in investing activities	(131,335)	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(300,449)	666,981
Cash and cash equivalents, beginning of the period	7,409,873	6,463,255
Cash and cash equivalents, end of the period	$7,109,424	$7,130,236

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$16,947	$51,423

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The “Company,” “we,” “us,” and “our,” refer to CKX Lands, Inc.

Note 1:      Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

Impairment of Long-lived Assets

Long-lived assets, such as land, timber and property, buildings, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value may be determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models. During the year ended December 31, 2021, the Company performed a step zero impairment analysis on furniture and fixtures and land improvements and determined there were no qualitative factors that would indicate impairment. No impairment charges were recorded during the six months ended June 30, 2022 and 2021.

Share-Based Compensation

We maintain one active incentive compensation plan: the 2021 Stock Incentive Plan (the Plan). The Plan provides for the issuance of restricted stock units (RSUs) and performance-based restricted stock units (PSUs) to certain of our employees, non-employee directors and consultants.

For awards that are subject to market conditions, we utilize a binomial-lattice model (i.e., Monte Carlo simulation model), to determine the fair value. The Monte Carlo simulation model utilizes multiple input variables to determine the share-based compensation expense. For grants with market conditions made during the six months ended June 30, 2022, we utilized an annualized volatility of 39.6%, a 0% dividend yield and an annual risk-free interest rate of 3.5% each determined over a period consistent with the performance period associated with the awards with market conditions. The volatility was based on the last five-year period of our stock performance. The stock price projection for us assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest rate is equal to the yield, as of the measurement date, of the zero-coupon U.S. Treasury bill that is commensurate with the remaining performance measurement period.

Share-based compensation expense related to RSUs and PSUs are expensed over the grant date to the end of the requisite service period using the straight-line method. The RSUs and PSUs do not have voting rights. We calculate the fair value of our share-based awards on the date of grant.

Basic and Diluted Earnings per share

Net earnings per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income per share excludes all potential common shares if their effect is anti-dilutive. For the three and six months ended June 30, 2022, potentially dilutive shares totaling to 325,416 RSU and PSU shares were excluded in the calculation of earnings per share as their effect is anti-dilutive due to the Company's net loss for such periods. There were no dilutive shares outstanding for the three and six months ended June 30, 2021.

Dividends

The Company does not currently pay dividends on a regular basis. In determining whether to declare a dividend, the Board of Directors takes into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions, among other information deemed relevant. Dividends paid per common stock are based on the weighted average number of common stock shares outstanding during the period. No dividends were declared during the six months ended June 30, 2022 and 2021.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Class	Methods and/or Assumptions

Cash and cash equivalents:	Carrying value approximates fair value due to its readily convertible characteristic.

Equity Investment in mutual funds:	Carrying value adjusted to and presented at fair market value.

The estimated fair values of the Company's financial instruments are as follows:

		June 30, 2022		December 31, 2021
Financial Assets:	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	1	$7,109,424	$7,109,424	$7,409,873	$7,409,873
Equity investment in mutual funds	1	505,144	502,866	504,606	502,832
Total		$7,614,568	$7,612,290	$7,914,479	$7,912,705

Note 3:      Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2022	2021

Land	$6,815,711	$6,815,147
Timber	2,231,273	2,214,985
Equipment	120,873	108,602
	9,167,857	9,138,734
Accumulated depreciation	(83,686)	(82,496)
Total	$9,084,171	$9,056,238

During the six months ended June 30, 2022 and 2021, the Company had a gain on sale of land of $0 and $590,265, respectively.

Depreciation expense was $1,190 and $1,010 for the six months ended June 30, 2022 and 2021.

Depletion expense was $174 and $430 for the six months ended June 30, 2022 and 2021, respectively.

Note 4:      Segment Reporting

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, timber and surface. The Company’s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

The tables below present financial information for the Company’s three operating business segments:

	Six Months Ended June 30,	Year Ended December 31,
	2022	2021
Identifiable Assets, net of accumulated depreciation
Timber	$2,231,273	$2,214,985
General corporate assets	14,755,470	14,840,102
Total	16,986,743	17,055,087

Capital expenditures:
Timber	$16,462	$18,606
Surface	565	4,063
General corporate assets	12,270	-
Total segment costs and expenses	$29,297	$22,669

Depreciation and depletion
Oil and gas	$-	$-
Timber	174	563
General corporate assets	1,190	2,027
Total	$1,364	$2,590

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Oil and gas	$141,714	$99,202	$224,142	$149,347
Timber sales	88,637	49,414	110,379	102,941
Surface revenue	79,863	62,690	157,609	113,894
Total segment revenues	310,214	211,306	492,130	366,182

Cost and expenses:
Oil and gas costs	14,615	9,445	$20,350	$17,666
Timber costs	2,950	4,255	3,185	5,213
Surface costs	-		5,129	-
Total segment costs and expenses	17,565	13,700	28,664	22,879

Net income from operations:
Oil and gas	127,099	89,757	$203,792	$131,681
Timber	85,687	45,159	107,194	97,728
Surface	79,863	62,690	152,480	113,894
Total segment net income from operations	292,649	197,606	463,466	343,303
Unallocated other income (expense) before income taxes	(593,870)	40,013	(761,096)	347,309
Income (loss) before income taxes	$(301,221)	$237,619	$(297,630)	$690,612

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

Note 6:      Related Party Transactions

The Company and Stream Wetlands Services, LLC (“Stream Wetlands”) were parties to an option to lease agreement dated April 17, 2017 (the “OTL”). The OTL provided Stream Wetlands an option to lease certain lands from the Company, subject to the negotiation and execution of a mutually acceptable lease form. On February 28, 2022, the Company exercised the OTL and entered into a lease in exchange for a payment by Stream Wetlands of $38,333. William Gray Stream, the President and a director of the Company, is the president of Stream Wetlands.

The Company’s President is also the President of Matilda Stream Management, Inc. Matilda Stream Management provides administrative and accounting services to the Company for no compensation.

Surface revenue-related party was $19,167 and $19,166 for the six months ended June 30, 2022 and 2021, respectively. All of these amounts were attributable to the OTL with Stream Wetlands described above.

Note 7:      Concentrations

Revenue from the Company's five largest customers for the three months ended June 30, 2022 and 2021, respectively were:

	Six Months Ended June 30,
Count	2022	2021
1	$63,096	$54,300
2	56,089	49,324
3	34,872	28,679
4	34,003	26,644
5	33,073	24,535

Note 8:      Share-Based Compensation

During the six months ended June 30, 2022, the Company issued to certain employees an aggregate of 76,755 RSUs that vest over a three-year period through July 15, 2024 and 280,245 PSUs that vest upon achievement of certain stock price hurdles as measured during the period from July 15, 2020 through July 15, 2024. Each of the time-based and market-condition awards are subject to the recipient’s continued service with us, the terms and conditions of our stock incentive plan and the applicable award agreement. No awards were issued in 2021. As of the date of grant, 31,584 PSUs were vested and issued to employees.

The share-based compensation expense recognized is included in general and administrative expense in the consolidated statements of operations. The total fair value of the awards were $2,794,169 of which $2,379,878 was unrecognized stock-based compensation expense as of June 30, 2022.

The plan participants elected to have the Company withhold 10,166 shares of the 31,584 shares earned to cover the employee payroll tax withholdings for the vested shares earned during the three-month period ended June 30, 2022. These shares are reported as treasury stock on the balance sheet.

The share-based compensation expense recognized by award type was $19,496 and $394,795 for RSUs and PSUs, respectively, for the six months ended June 30, 2022.

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

Recent Developments

In the first quarter of 2019, the Company began developing several ranchette-style subdivisions on certain of its lands in Calcasieu and Beauregard Parishes using existing road rights of way.  The Company has identified demand in those areas for ranchette-style lots, which consist of more than three acres each, and the Board of Directors and management believe this project will allow the Company to realize a return on its investment in the applicable lands after payment of expenses.  The Company has completed and recorded plats for three subdivisions.  The three subdivisions are located on approximately 415 acres in Calcasieu Parish and approximately 160 acres in Beauregard Parish, and contain an aggregate of 39 lots.  As of June 30, 2022, the Company has closed on the sale of 21 of the 39 lots. As of the date of this report no sales were pending, and the Company is actively marketing the remaining lots.

The Company is working to identify additional undeveloped acres owned by the Company in Southwest Louisiana that would likewise be suitable for residential subdivisions.

Results of Operations

Summary of Results

The Company’s results of operations for the six months ended June 30, 2022 were driven primarily by an increase in oil and gas, timber and surface revenues offset by an increase in general and administrative expenses. The increase in general and administrative expenses is primarily due to an increase in officer compensation, payroll expenses, audit fees and legal fees.

Revenue – Three Months Ended June 30, 2022

Total revenues for the three months ended June 30, 2022 were $310,214, an increase of approximately 46.8% when compared with the same period in 2021. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the three months ended June 30, 2022 as compared to 2021, are as follows:

	Three Months Ended June 30,
	2022	2021	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$141,714	$99,202	$42,512	42.9%
Timber	88,637	49,414	39,223	79.4%
Surface	79,863	62,690	17,173	27.4%
Total revenues	$310,214	$211,306	$98,908	46.8%

Oil and Gas

Oil and gas revenues were 46% and 47% of total revenues for the three months ended June 30, 2022 and 2021, respectively. A breakdown of oil and gas revenues for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 is as follows:

	Three Months Ended June 30,
	2022	2021	Change from Prior Year	Percent Change from Prior Year
Oil	$129,897	$88,967	$40,930	46.0%
Gas	10,643	8,740	1,903	21.8%
Lease and geophysical	1,174	1,495	(321)	(21.5)%
Total revenues	$141,714	$99,202	$42,512	42.9%

CKX received oil and/or gas revenues from 65 and 66 wells during the three months ended June 30, 2022 and 2021, respectively.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF for the three months ended June 30, 2022 and 2021:

	Three Months Ended
	June 30,
	2022	2021
Net oil produced (Bbl)(2)	1,302	1,569
Average oil sales price (per Bbl)(1,2)	$99.77	$56.70
Net gas produced (MCF)	1,807	2,828
Average gas sales price (per MCF)(1)	$5.89	$3.09

(1)	Before deduction of production costs and severance taxes
(2)	Excludes plant products

Oil revenues increased for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, by $40,930. Gas revenues increased for the three months ended June 30, 2022, as compared to the same period in 2021, by $1,903. As indicated from the schedule above, the increase in oil revenues was due to an increase in the average oil sales price per barrel partially offset by a decrease in the net oil produced. The increase in gas revenues was due to an increase in average gas sales price per MCF partially offset by a decrease in net gas produced.

Lease and geophysical revenues decreased for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, by $321. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Timber

Timber revenue was $88,637 and $49,414 for the three months ended June 30, 2022 and 2021, respectively. The increase in timber revenues was due to normal business variations in timber customers’ harvesting.

Surface

Surface revenues increased for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, by $17,173. This increase is due to a one-time oil and gas delay rental from an operator to postpone commencement of drilling during the primary term of lease, multiple one-time right of way income, and new surface leases.

Revenue – Six Months Ended June 30, 2022

Total revenues for the six months ended June 30, 2022 were $492,130, an increase of approximately $125,948 when compared with the same period in 2021. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the six months ended June 30, 2022 as compared to 2021, are as follows:

	Six Months Ended June 30,
	2022	2021	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$224,142	$149,347	$74,795	50.1%
Timber sales	110,379	102,941	7,438	7.2%
Surface revenue	157,609	113,894	43,715	38.4%
Total revenues	$492,130	$366,182	$125,948	34.4%

Oil and Gas

Oil and gas revenues were 46% and 41% of total revenues for the six months ended June 30, 2022 and 2021, respectively. A breakdown of oil and gas revenues for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 is as follows:

	Six Months Ended June 30,
	2022	2021	Change from Prior Year	Percent Change from Prior Year
Oil	$196,832	$125,446	$71,386	56.9%
Gas	24,425	21,661	2,764	12.8%
Lease and geophysical	2,885	2,240	645	28.8%
Total revenues	$224,142	$149,347	$74,795	50.1%

CKX received oil and/or gas revenues from 67 and 69 wells during the six months ended June 30, 2022 and 2021, respectively.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2022	2021
Net oil produced (Bbl)(2)	2,149	2,322
Average oil sales price (per Bbl)(1,2)	$91.59	$54.02
Net gas produced (MCF)	4,608	7,284
Average gas sales price (per MCF)(1)	$5.30	$2.97

(1)	Before deduction of production costs and severance taxes
(2)	Excludes plant products

Oil revenues increased for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, by $71,386. Gas revenues increased for the six months ended June 30, 2022, as compared to the same period in 2021, by $2,764. As indicated from the schedule above, the increase in oil revenues was due to an increase in the average oil sales price per barrel partially offset by a decrease in net oil produced. The increase in gas revenues was due to an increase in the average price per MCF partially offset by net gas produced.

Lease and geophysical revenues increased for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, by $645. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Timber

Timber revenue was $110,379 and $102,941 for the six months ended June 30, 2022 and 2021, respectively. The increase in timber revenues was due to normal business variation in timber customers’ harvesting.

Surface

Surface revenues increased for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, by $43,715. This increase is due to multiple one-time oil and gas delay rentals from operators to postpone commencement of drilling during the primary term of lease, income from multiple one-time right of way payments, and new surface leases.

Costs and Expenses – Three and Six Months Ended June 30, 2022

Oil and gas costs increased for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 by $5,170, and $2,684, respectively. These variances are due to the normal variations in year to year costs.

Timber costs decreased for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, by $1,305. Timber costs decreased for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, by $2,028. Timber costs are related to timber revenue.

General and administrative expenses increased for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, by $448,979. This is primarily due to an increase in officer compensation and payroll expenses. General and administrative expenses increased for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021 by $518,244. This is primarily due to an increase in officer compensation, payroll expenses, auditing fees and legal fees.

Gain on Sale of Land – Three and Six Months Ended June 30, 2022

Gain on sale of land was $0 and $184,045 for the three months ended June 30, 2022 and 2021, respectively. Gain on sale of land was $0 and $590,265 for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2021, this consisted of a gain on sale of fourteen pieces of land including twelve lots in subdivisions and unimproved land.

Liquidity and Capital Resources

Sources of Liquidity

Current assets totaled $7,902,572 and current liabilities equaled $181,887 at June 30, 2022.

As of June 30, 2022 and December 31, 2021, the Company had no outstanding debt.

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

Analysis of Cash Flows

Net cash used in operating activities was $139,279 and $64,018 for the six months ended June 30, 2022 and June 30, 2021, respectively. The change was attributable primarily to a decrease in net income attributable to a decrease in gain on sale of land and increase in share-based compensation.

Net cash (used in) provided by investing activities was ($29,835) and $730,999 for the six months ended June 30, 2022 and 2021, respectively.  For the six months ended June 30, 2022, this primarily resulted from purchases of mutual funds of $538, purchases of property, plant and equipment of $12,835 and costs of reforesting timber of $16,462. For the six months ended June 30, 2021, this primarily resulted from proceeds from the sale of fixed assets of $745,237 offset by purchases of mutual funds of $124 and costs of reforesting timber of $14,114.

Net cash used in financing activities was $131,335 and $0 for the six months ended June 30, 2022 and 2021, respectively.  For the six months ended June 30, 2022, this resulted from repurchases of common stock of $131,335.

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the six months ended June 30, 2022 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation and Recent Accounting Pronouncements, to our condensed financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2022, we do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 3. NOT APPLICABLE

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company’s principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on its evaluation, management concluded that as of June 30, 2022, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEMS 1 – 5.  NOT APPLICABLE

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of fiscal 2022, the Company repurchased shares of its common stock as follows:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May yYet Be Purchased Under the Plans or Programs
Apr. 1 – Apr 30, 2022	--	--	--	--
May 1 – May 31, 2022	--	--	--	--
Jun. 1 – Jun. 30, 2022	10,166	$12.92	--	--
Total	10,166	$12.92	--	--

(1)

 All purchases were made pursuant to the Company’s 2021 Stock Incentive Plan under which shares were withheld to satisfy tax withholding obligations. The Company does not have a share repurchase program.

ITEMS 3 – 5. NOT APPLICABLE

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

10.1+

First Amended and Restated Executive Employment Agreement between the Registrant and William Gray Stream dated May 9, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-31905) filed on May 9, 2022.

10.2+	Executive Employment Agreement between the Registrant and Scott Stepp dated May 9, 2022 (incorporated by reference to Exhibit 10.2 to Form 8-K (File N. 001-31905) filed on May 9, 2022.

10.3+*	Stock Award Agreement dated June 13, 2022 between the Registrant and Scott A. Stepp.

10.4+*	Stock Award Agreement dated June 13, 2022 between the Registrant and W. Gray Stream.

31.1*	Certification of W. Gray Stream, President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Scott A. Stepp, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of W. Gray Stream, President, pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Scott Stepp, Chief Financial Officer, pursuant to 18 U.S.C. Section 1320 and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2022

CKX LANDS, INC.

By:

/s/ W. Gray Stream
W. Gray Stream
President
(Principal executive officer)