Form 10-Q
period 2022-09-30
CKX LANDS, INC.
filed 2022-11-09
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,974,427 shares of common stock are issued and outstanding as of November 1, 2022.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	BALANCE SHEETS AS OF SEPTEMBER 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021
	STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
	STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
	STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021 (UNAUDITED)
	NOTES TO FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2022 (UNAUDITED)	1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	5

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

ITEM 4.	CONTROLS AND PROCEDURES	10

PART II.	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	11

ITEM 1A.	RISK FACTORS	11

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	11

ITEM 4.	MINE SAFETY DISCLOSURES	11

ITEM 5.	OTHER INFORMATION	11

ITEM 6.	EXHIBITS	11

SIGNATURES		12

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CKX LANDS, INC.

BALANCE SHEETS

	September 30,	December 31,
	2022 (unaudited)	2021
ASSETS
Current assets:
Cash and cash equivalents	$7,382,956	$7,409,873
Equity investment in mutual funds	505,119	502,832
Accounts receivable	97,439	50,739
Prepaid expense and other assets	136,908	35,405
Total current assets	8,122,422	7,998,849
Property and equipment, net	9,082,897	9,056,238
Total assets	$17,205,319	$17,055,087

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade payables and accrued expenses	$82,488	$111,123
Unearned revenue	121,438	150,113
Total current liabilities	203,926	261,236
Deferred income tax payable	187,664	187,664
Total liabilities	391,590	448,900

Stockholders' equity:
Common stock, 3,000,000 shares authorized, no par value, 1,988,701 and 1,974,427 shares issued and outstanding, respectively as of September 30, 2022, and 1,942,495 shares issued and outstanding as of December 31, 2021	59,335	59,335
Additional paid in capital	707,788	-
Treasury stock, 14,274 shares, at cost	(176,592)	-
Retained earnings	16,223,198	16,546,852
Total stockholders' equity	16,813,729	16,606,187
Total liabilities and stockholders' equity	$17,205,319	$17,055,087

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues:
Oil and gas	$188,233	$108,208	$412,375	$257,555
Timber sales	87,904	11,936	198,283	114,877
Surface revenue	44,511	43,819	182,953	138,548
Surface revenue - related party	9,584	9,583	28,751	28,749
Total revenue	330,232	173,546	822,362	539,729
Costs, expenses and (gains):
Oil and gas costs	17,844	12,264	38,194	29,930
Timber costs	3,516	3,255	6,701	8,468
Surface costs	-	-	5,129	-
General and administrative expense	411,189	141,136	1,180,832	392,538
Depreciation expense	711	507	1,901	1,517
Gain on sale of land	(5,667)	(261,316)	(5,667)	(851,582)
Total costs, expenses and (gains)	427,593	(104,154)	1,227,090	(419,129)
Income (loss) from operations	(97,361)	277,700	(404,728)	958,858

Interest income	9,107	3,622	15,563	13,075
Miscellaneous income	-	-	3,282	-
Income (loss) before income taxes	(88,254)	281,322	(385,883)	971,933
Federal and state income tax expense (benefit):
Income tax expense (benefit)	(36,551)	92,813	(62,229)	182,269
Total income tax expense (benefit)	(36,551)	92,813	(62,229)	182,269
Net income (loss)	$(51,703)	$188,509	$(323,654)	$789,664

Basic and diluted earnings per share	$(0.03)	$0.10	$(0.17)	$0.41
Weighted average shares outstanding, basic and diluted	1,972,714	1,942,495	1,954,012	1,942,495

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, June 30, 2022	1,974,079	$59,335	$(131,335)	$414,291	$16,274,901	$16,617,192
Issuances under share-based compensation	14,622	-	-	-	-	-
Share-based compensation	-	-	-	293,497	-	293,497
Repurchases of common stock	-	-	(45,257)	-	-	(45,257)
Net loss	-	-	-	-	(51,703)	(51,703)
Balances, September 30, 2022	1,988,701	$59,335	$(176,592)	$707,788	$16,223,198	$16,813,729

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, June 30, 2021	1,942,495	$59,335	$-	$-	$16,328,658	$16,387,993
Net income	-	-	-	-	188,509	188,509
Balances, September 30, 2021	$1,942,495	$59,335	$-	$-	$16,517,167	$16,576,502

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, December 31, 2021	1,942,495	$59,335	$-	$-	$16,546,852	$16,606,187
Issuances under share-based compensation	46,206	-	-	-	-	-
Share-based compensation	-	-	-	707,788	-	707,788
Repurchases of common stock	-	-	(176,592)	-	-	(176,592)
Net loss	-	-	-	-	(323,654)	(323,654)
Balances, September 30, 2022	1,988,701	$59,335	$(176,592)	$707,788	$16,223,198	$16,813,729

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, December 31, 2020	1,942,495	$59,335	$-	$-	$15,727,503	$15,786,838
Net income	-	-	-	-	789,664	789,664
Balances, September 30, 2021	1,942,495	$59,335	$-	$-	$16,517,167	$16,576,502

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(323,654)	$789,664
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	1,901	1,517
Depletion expense	737	534
Gain on sale of land	(5,667)	(851,582)
Unrealized (gain) loss on equity investment in mutual funds	504	-
Share-based compensation	707,788	-
Changes in operating assets and liabilities:
(Increase) decrease in current assets	(148,203)	14,204
Increase (decrease) in current liabilities	(57,310)	(18,230)
Net cash provided by (used in) operating activities	176,096	(63,893)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of mutual funds	(2,791)	(199)
Purchase of property and equipment	(12,835)	-
Costs of reforesting timber	(16,462)	(17,650)
Purchases of land	-	(4,063)
Proceeds from the sale of fixed assets	5,667	1,010,482
Net cash (used in) provided by investing activities	(26,421)	988,570

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	(176,592)	-
Net cash used in investing activities	(176,592)	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(26,917)	924,677
Cash and cash equivalents, beginning of the period	7,409,873	6,463,255
Cash and cash equivalents, end of the period	$7,382,956	$7,387,932

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$16,947	$171,423

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Sale of land accrued in accounts receivable	$-	$19,170

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The “Company,” “we,” “us,” and “our,” refer to CKX Lands, Inc.

Note 1:      Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

Impairment of Long-lived Assets

Long-lived assets, such as land, timber and property, buildings, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value may be determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models. During the year ended December 31, 2021, the Company performed a step zero impairment analysis on furniture and fixtures and land improvements and determined there were no qualitative factors that would indicate impairment. No impairment charges were recorded during the nine months ended September 30, 2022 and 2021.

Share-Based Compensation

We maintain one active incentive compensation plan: the 2021 Stock Incentive Plan (the Plan). The Plan provides for the issuance of restricted stock units (RSUs) and performance-based restricted stock units (PSUs) to certain of our employees, non-employee directors and consultants.

For awards that are subject to market conditions, we utilize a binomial-lattice model (i.e., Monte Carlo simulation model), to determine the fair value. The Monte Carlo simulation model utilizes multiple input variables to determine the share-based compensation expense. For grants with market conditions made during the nine months ended September 30, 2022, we utilized an annualized volatility of 39.6%, a 0% dividend yield and an annual risk-free interest rate of 3.5% each determined over a period consistent with the performance period associated with the awards with market conditions. The volatility was based on the last five-year period of our stock performance. The stock price projection for us assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest rate is equal to the yield, as of the measurement date, of the zero-coupon U.S. Treasury bill that is commensurate with the remaining performance measurement period.

Share-based compensation expense related to RSUs and PSUs are expensed over the grant date to the end of the requisite service period using the straight-line method. The RSUs and PSUs do not have voting rights. We calculate the fair value of our share-based awards on the date of grant.

Basic and Diluted Earnings per Share

Net earnings per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income per share excludes all potential common shares if their effect is anti-dilutive. For the three and nine months ended September 30, 2022, potentially dilutive shares totaling to 310,794 RSU and PSU shares were excluded in the calculation of earnings per share as their effect is anti-dilutive due to the Company's net loss for such periods. There were no dilutive shares outstanding for the three and nine months ended September 30, 2021.

Dividends

The Company does not currently pay dividends on a regular basis. In determining whether to declare a dividend, the Board of Directors takes into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions, among other information deemed relevant. Dividends paid per common stock are based on the weighted average number of common stock shares outstanding during the period. No dividends were declared during the nine months ended September 30, 2022 and 2021.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Class	Methods and/or Assumptions

Cash and cash equivalents:	Carrying value approximates fair value due to its readily convertible characteristic.

Equity Investment in mutual funds:	Carrying value adjusted to and presented at fair market value.

The estimated fair values of the Company's financial instruments are as follows:

		September 30, 2022		December 31, 2021
Financial Assets:	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	1	$7,382,956	$7,382,956	$7,409,873	$7,409,873
Equity investment in mutual funds	1	507,406	505,119	504,606	502,832
Total		$7,890,362	$7,888,075	$7,914,479	$7,912,705

Note 3:      Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2022	2021

Land	$6,815,711	$6,815,147
Timber	2,230,710	2,214,985
Equipment	120,873	108,602
	9,167,294	9,138,734
Accumulated depreciation	(84,397)	(82,496)
Total	$9,082,897	$9,056,238

During the nine months ended September 30, 2022 and 2021, the Company had a gain on sale of land of $5,667 and $851,582, respectively.

Depreciation expense was $1,901 and $1,517 for the nine months ended September 30, 2022 and 2021, respectively.

Depletion expense was $737 and $534 for the nine months ended September 30, 2022 and 2021, respectively.

Note 4:      Segment Reporting

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, timber and surface. The Company’s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

The tables below present financial information for the Company’s three operating business segments:

	Nine Months Ended September 30,	Year Ended December 31,
	2022	2021
Identifiable Assets, net of accumulated depreciation
Timber	$2,230,710	$2,214,985
General corporate assets	14,974,609	14,840,102
Total	17,205,319	17,055,087

Capital expenditures:
Timber	$16,462	$18,606
Surface	564	4,063
General corporate assets	12,271	-
Total segment costs and expenses	$29,297	$22,669

Depreciation and depletion
Oil and gas	$-	$-
Timber	737	563
General corporate assets	1,901	2,027
Total	$2,638	$2,590

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Oil and gas	$188,233	$108,208	$412,375	$257,555
Timber sales	87,904	11,936	198,283	114,877
Surface revenue	54,095	53,402	211,704	167,297
Total segment revenues	330,232	173,546	822,362	539,729

Cost and expenses:
Oil and gas costs	17,844	12,264	$38,194	$29,930
Timber costs	3,516	3,255	6,701	8,468
Surface costs	-		5,129	-
Total segment costs and expenses	21,360	15,519	50,024	38,398

Net income from operations:
Oil and gas	170,389	95,944	$374,181	$227,625
Timber	84,388	8,681	191,582	106,409
Surface	54,095	53,402	206,575	167,297
Total segment net income from operations	308,872	158,027	772,338	501,331
Unallocated other income (expense) before income taxes	(397,126)	123,295	(1,158,221)	470,602
Income (loss) before income taxes	$(88,254)	$281,322	$(385,883)	$971,933

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

Surface revenue-related party was $28,751 and $28,749 for the nine months ended September 30, 2022 and 2021, respectively. All of these amounts were attributable to the OTL with Stream Wetlands described above.

Note 7:      Concentrations

Revenue from the Company's five largest customers for the nine months ended September 30, 2022 and 2021, respectively were:

	Nine Months Ended September 30,
Count	2022	2021
1	$106,373	$61,350
2	86,854	54,300
3	63,302	50,095
4	58,662	42,294
5	48,450	40,821

Note 8:      Share-Based Compensation

During the nine months ended September 30, 2022, the Company issued to certain employees an aggregate of 76,755 RSUs that vest over a three-year period through July 15, 2024 and 280,245 PSUs that vest upon achievement of certain stock price hurdles as measured during the period from July 15, 2020 through July 15, 2024. Each of the time-based and market-condition awards are subject to the recipient’s continued service with us, the terms and conditions of our stock incentive plan and the applicable award agreement. No awards were issued in 2021. As of September 30, 2022, 14,622 RSUs and 31,584 PSUs vested and the underlying shares were issued to employees.

The share-based compensation expense recognized is included in general and administrative expense in the statements of operations. The total fair value of the awards was $2,794,169 of which $2,086,381 was unrecognized stock-based compensation expense as of September 30, 2022.

The plan participants elected to have the Company withhold 4,108 shares of the 14,622 shares earned to cover the employee payroll tax withholdings for the vested shares earned during the three-month period ended September 30, 2022. The plan participants elected to have the Company withhold 14,274 shares of the 46,206 shares earned to cover the employee payroll tax withholdings for the vested shares earned during the nine-month period ended September 30, 2022. These shares are reported as treasury stock on the balance sheet.

The share-based compensation expense recognized by award type was $125,001 and $582,787 for RSUs and PSUs, respectively, for the nine months ended September 30, 2022.

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

Recent Developments

In the first quarter of 2019, the Company began developing several ranchette-style subdivisions on certain of its lands in Calcasieu and Beauregard Parishes using existing road rights of way.  The Company has identified demand in those areas for ranchette-style lots, which consist of more than three acres each, and the Board of Directors and management believe this project will allow the Company to realize a return on its investment in the applicable lands after payment of expenses.  The Company has completed and recorded plats for three subdivisions.  The three subdivisions are located on approximately 415 acres in Calcasieu Parish and approximately 160 acres in Beauregard Parish, and contain an aggregate of 39 lots.  As of September 30, 2022, the Company has closed on the sale of 21 of the 39 lots. As of the date of this report no sales were pending, and the Company is actively marketing the remaining lots.

The Company is working to identify additional undeveloped acres owned by the Company in Southwest Louisiana that would likewise be suitable for residential subdivisions.

Results of Operations

Summary of Results

The Company’s results of operations for the nine months ended September 30, 2022 were driven primarily by an increase in oil and gas, timber and surface revenues offset by an increase in general and administrative expenses. The increase in general and administrative expenses is primarily due to the decision to award the officers, who previously served without pay, share-based compensation, an increase in payroll expenses, audit fees and legal fees.

Revenue – Three Months Ended September 30, 2022

Total revenues for the three months ended September 30, 2022 were $330,232, an increase of approximately 90% when compared with the same period in 2021. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the three months ended September 30, 2022 as compared to 2021, are as follows:

	Three Months Ended September 30,
	2022	2021	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$188,233	$108,208	$80,025	74.0%
Timber	87,904	11,936	75,968	636.5%
Surface	54,095	53,402	693	1.3%
Total revenues	$330,232	$173,546	$156,686	90.3%

Oil and Gas

Oil and gas revenues were 57% and 62% of total revenues for the three months ended September 30, 2022 and 2021, respectively. A breakdown of oil and gas revenues for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 is as follows:

	Three Months Ended September 30,
	2022	2021	Change from Prior Year	Percent Change from Prior Year
Oil	$170,376	$100,715	$69,661	69.2%
Gas	17,199	6,532	10,667	163.3%
Lease and geophysical	658	961	(303)	(31.5)%
Total revenues	$188,233	$108,208	$80,025	74.0%

CKX received oil and/or gas revenues from 80 and 64 wells during the three months ended September 30, 2022 and 2021, respectively.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,
	2022	2021
Net oil produced (Bbl)(2)	1,585	1,653
Average oil sales price (per Bbl)(1,2)	$107.49	$60.94
Net gas produced (MCF)	2,084	1,991
Average gas sales price (per MCF)(1)	$8.25	$3.28

Oil revenues increased for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, by $69,661. Gas revenues increased for the three months ended September 30, 2022, as compared to the same period in 2021, by $10,667. As indicated from the schedule above, the increase in oil revenues was due to an increase in the average oil sales price per barrel partially offset by a decrease in the net oil produced. The increase in gas revenues was due to an increase in average gas sales price per MCF and an increase in net gas produced.

Lease and geophysical revenues decreased for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, by $303. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Timber

Timber revenue was $87,904 and $11,936 for the three months ended September 30, 2022 and 2021, respectively. The increase in timber revenues was due to normal business variations in timber customers’ harvesting.

Surface

Surface revenues increased for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, by $693.

Revenue – Nine Months Ended September 30, 2022

Total revenues for the nine months ended September 30, 2022 were $822,362, an increase of approximately $282,633 when compared with the same period in 2021. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the nine months ended September 30, 2022 as compared to 2021, are as follows:

	Nine Months Ended September 30,
	2022	2021	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$412,375	$257,555	$154,820	60.1%
Timber sales	198,283	114,877	83,406	72.6%
Surface revenue	211,704	167,297	44,407	26.5%
Total revenues	$822,362	$539,729	$282,633	52.4%

Oil and Gas

Oil and gas revenues were 50% and 48% of total revenues for the nine months ended September 30, 2022 and 2021, respectively. A breakdown of oil and gas revenues for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 is as follows:

	Nine Months Ended September 30,
	2022	2021	Change from Prior Year	Percent Change from Prior Year
Oil	$367,208	$226,161	$141,047	62.4%
Gas	41,624	28,193	13,431	47.6%
Lease and geophysical	3,543	3,201	342	10.7%
Total revenues	$412,375	$257,555	$154,820	60.1%

CKX received oil and/or gas revenues from 87 and 70 wells during the nine months ended September 30, 2022 and 2021, respectively.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
	2022	2021
Net oil produced (Bbl)(2)	3,734	3,975
Average oil sales price (per Bbl)(1,2)	$98.34	$56.90
Net gas produced (MCF)	6,692	9,275
Average gas sales price (per MCF)(1)	$6.22	$3.04

(1) Before deduction of production costs and severance taxes
(2) Excludes plant products

Oil revenues increased for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, by $141,047. Gas revenues increased for the nine months ended September 30, 2022, as compared to the same period in 2021, by $13,431. As indicated from the schedule above, the increase in oil revenues was due to an increase in the average oil sales price per barrel partially offset by a decrease in net oil produced. The increase in gas revenues was due to an increase in the average price per MCF partially offset by a decrease in net gas produced.

Lease and geophysical revenues increased for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, by $342. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Timber

Timber revenue was $198,283 and $114,877 for the nine months ended September 30, 2022 and 2021, respectively. The increase in timber revenues was due to normal business variation in timber customers’ harvesting.

Surface

Surface revenues increased for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, by $44,407. This increase is due to multiple one-time oil and gas delay rentals from operators to postpone commencement of drilling during the primary term of lease, income from multiple one-time right of way payments, and new surface leases.

Costs and Expenses – Three and Nine Months Ended September 30, 2022

Oil and gas costs increased for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 by $5,580, and $8,264, respectively. These variances are due to the normal variations in year to year costs.

Timber costs increased for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, by $261. Timber costs decreased for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, by $1,767. Timber costs are related to timber revenue.

General and administrative expenses increased for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, by $270,053. This is primarily due to the decision to award the officers, who previously served without pay, share-based compensation and an increase in payroll expenses. General and administrative expenses increased for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021 by $788,294. This is primarily due to the officer compensation described above,and in increase in payroll expenses, auditing fees and legal fees.

Gain on Sale of Land – Three and Nine Months Ended September 30, 2022

Gain on sale of land was $5,667 and $261,316 for the three months ended September 30, 2022 and 2021, respectively. Gain on sale of land was $5,667 and $851,582 for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2021, this consisted of a gain on sale of seventeen pieces of land including fourteen lots in subdivisions and unimproved land.

Liquidity and Capital Resources

Sources of Liquidity

Current assets totaled $8,122,422 and current liabilities equaled $203,926 at September 30, 2022.

As of September 30, 2022 and December 31, 2021, the Company had no outstanding debt.

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

Analysis of Cash Flows

Net cash (used in) provided by operating activities was $176,096 and ($63,893) for the nine months ended September 30, 2022 and September 30, 2021, respectively. The increase in cash provided by operating activities was attributable to higher oil and gas, timber and surface revenue.

Net cash (used in) provided by investing activities was ($26,421) and $988,570 for the nine months ended September 30, 2022 and 2021, respectively.  For the nine months ended September 30, 2022, this primarily resulted from purchases of mutual funds of $2,791, purchases of property, plant and equipment of $12,835 and costs of reforesting timber of $16,462 offset by proceeds from the sale of fixed assets of $5,667. For the nine months ended September 30, 2021, this primarily resulted from proceeds from the sale of fixed assets of $1,010,482 offset by purchases of mutual funds of $199, purchases of land of $4,063 and costs of reforesting timber of $17,650.

Net cash used in financing activities was $176,592 and $0 for the nine months ended September 30, 2022 and 2021, respectively.  For the nine months ended September 30, 2022, this resulted from repurchases of common stock of $176,592.

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the nine months ended September 30, 2022 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation and Recent Accounting Pronouncements, to our condensed financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2022, we did not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 3. NOT APPLICABLE

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company’s principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on its evaluation, management concluded that as of September 30, 2022, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEMS 1 – 5.  NOT APPLICABLE

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of fiscal 2022, the Company repurchased shares of its common stock as follows:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May yet Be Purchased Under the Plans or Programs
Jul. 1 – Jul 31, 2022	--	--	--	--
Aug. 1 – Aug. 31, 2022	--	--	--	--
Sep. 1 – Sep. 30, 2022	4,108	$11.02	--	--
Total	4,108	$11.02	--	--

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

Date: November 9, 2022

CKX LANDS, INC.

By:

/s/ W. Gray Stream
W. Gray Stream
President
(Principal executive officer)