Form 10-K
period 2022-12-31
CKX LANDS, INC.
filed 2023-03-31
CIK 352955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐     NO ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2022 based on the closing price on that date of $11.13 was $15,294,346.

The number of shares of the registrant’s Common Stock outstanding as of March 31, 2023, was 1,974,427.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement prepared in connection with the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the “Safe Harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, without limitation, the information contained under the heading “Outlook for Fiscal Year 2023” in Item 7 of this report, and any statements containing forward-looking terminology including “may,” ”should,” “likely,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “projects,” or other similar words. These statements are not a guarantee of future performance and are subject to risks, uncertainties and other factors, some of which are set forth in “Item 1A. Risk Factors.” Many risks are beyond our control and difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information may be contained in the Company’s future reports periodically filed with the SEC.

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

Employees

The Company has two employees, both of whom are part-time. The Company is not subject to union contracts nor does the Company have any medical benefit, pension, profit sharing, option or deferred compensation programs. The Company has a stock incentive plan adopted in connection with the Executive Employment Agreement effective July 15, 2020, as amended, with its President, and the Company’s Chief Financial Officer is also a participant in the plan. The plan permits the Company to grant restricted stock units or performance shares for up to 357,000 shares of its common stock. The Company granted awards for all 357,000 shares issuable under the plan on June 13, 2022. Of those awards, 14,622 restricted stock units and 31,584 performance share units vested and the underlying shares were issued during the year ended December 31, 2022. No awards were granted during the year ended December 31, 2021.

Customers

The Company’s customers are those who have mineral leases on Company lands, purchase timber in competitive bids or execute surface leases for farming, hunting, right of ways or other purposes. During 2022, the Company received approximately 66.16% of its total revenues from the following customers:

Customer	Revenue Type	% of Total Revenue
Daylight Petroleum	Oil & Gas	14.32%
Talos Low Carbon Solutions, LLC	Oil & Gas	9.86%
Coteau Energy LLC	Oil & Gas	8.39%
Fortune Forest Products, LLC	Timber	7.86%
EOG Resources, Inc.	Oil & Gas	7.72%
C6 Operating LLC	Oil & Gas	6.18%
Bennett Timber Co., LLC	Timber	6.11%
Louisiana Timber Procurement	Timber	5.73%

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

We have approximately 13,699 net acres of timberland in various stages of growth or age classes. A typical pine timber stand will be harvested after 30 to 35 years of growth with some thinning occurring during this time. A hardwood stand will be harvested after 45 to 50 years of growth. A natural disaster can have a material adverse effect on timber growth, reducing its value. In addition to hurricanes, natural disasters that could affect our timber lands include tornados, high winds, heavy rains and flooding, and/or fire caused by lightning or other sources.

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

We rely on local third-party managers for the day-to-day management of our timberland properties. The cash flows from our timberland properties may be adversely affected if the property manager fails to provide quality services. These third-party managers may fail to manage our properties effectively or efficiently or in accordance with the terms of our agreement with them. If any of these events occurs, we could incur losses or face liabilities from the loss or injury to our property or to persons at our properties. In addition, disputes may arise between us and third-party managers, and we may incur significant expenses to resolve those disputes or terminate the relevant agreement with the third parties and locate and engage competent and cost-effective alternative service providers to manage the relevant properties. Additionally, third party managers may manage and own other properties that may compete with our properties, which may result in conflicts of interest and decisions regarding the operation of our properties that are not in our best interests.

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

The COVID-19 pandemic created a global health crisis and an unprecedented disruption of commercial activity around the world, including in Louisiana. The severity and effect of the pandemic are constantly evolving, and its future consequences are uncertain, so we cannot predict how it may affect our future financial condition and results of operations.

In response to the COVID-19 pandemic, government authorities around the world implemented “stay-at-home” and other social distancing orders, travel restrictions, quarantines and other measures that required many businesses, including some of our business partners and customers, to close or limit their operations. Disruptions in commercial activity and changes in consumer spending resulting from the pandemic significantly affected worldwide commerce and the global economy. Although we operated continuously throughout the pandemic, and while effective COVID-19 vaccines, treatments and other measures have led to improved conditions in the U.S. and many other countries, we cannot predict how the pandemic and new variants of coronavirus could impact our operations in the future. Among other possible effects, the pandemic could materially and adversely affect us in the following ways:

●

We have two employees, who are our President/Treasurer and Chief Financial Officer.  Although our Board of Directors has an emergency management succession plan in case they become unavailable due to illness or death from COVID-19 (or for other reasons), the transition in management to their interim successors may be impeded by the lack of other employees.  In addition, it may be more difficult for our Board of Directors to attract and retain a permanent replacement for their positions.  Likewise, if a significant number of our directors were to be incapacitated by the virus, the continuity of our operations might be materially and adversely affected.

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

The direct and indirect effects of the pandemic are widespread and may evolve. It is possible that the pandemic and economic conditions resulting from the pandemic could affect our business in the future in ways that we do not or cannot now anticipate.

Our overall business is subject to risks associated with the real estate industry.

We are subject to all risks related to investment in real estate, many of which relate to the general lack of liquidity of real estate investments, including, but not limited to:

●

changes in general or local economic conditions where our properties are located, including but not limited to the recent increase in interest rates and broad uncertainty regarding U.S. macroeconomic conditions;

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

The Company owns approximately 13,699 net acres all located in Louisiana. The approximate gross and net acres located in each Louisiana parish are presented below.

Parish	Gross Acres	Net Acres	Segment(s)

Calcasieu	15,761	4,660	Oil and gas, timber and surface
Jefferson Davis	9,759	2,330	Oil and gas, timber and surface
Allen	7,988	2,428	Oil and gas, timber and surface
Beauregard	7,323	3,554	Oil and gas, timber and surface
Cameron	1,248	274	Oil and gas, surface
LaFourche	240	40	Oil and gas
Natchitoches	200	200	Timber
Vermilion	180	30	Oil and gas, surface
Rapides	129	129	Timber
St. Landry	42	4	Timber
Sabine	50	50	Timber

Total	42,920	13,699

Included in the 13,699 net acres presented above, are approximately 7,392 acres owned 100% by the Company. The Louisiana parish location for these 100% owned lands is presented below:

Parish	Acres	Segment(s)

Beauregard	2,720	Oil and gas, timber and surface
Calcasieu	2,326	Oil and gas, timber and surface
Allen	1,121	Oil and gas, timber and surface
Jefferson Davis	684	Timber and surface
Natchitoches	200	Timber and surface
Cameron	162	None
Rapides	129	Timber
Sabine	50	Timber

Total	7,392

For management purposes, the Company classifies the 13,699 net acres owned by CKX as follows: 10,357 net acres are timber lands, 2,253 net acres are agriculture lands, 895 net acres are marsh lands, and 194 net acres are located in metropolitan areas.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company was not involved in any legal proceedings as of December 31, 2022.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the NYSE American under the trading symbol CKX.

Common Stock

As of March 24, 2023, there were 1,974,427 shares outstanding. There were no sales of unregistered securities of the Company and no purchases of CKX equity securities by the Company during 2022 (other than shares that were withheld by the Company to satisfy tax withholding obligations of stock plan participants incurred upon the vesting of stock awards).

Holders

On March 24, 2023, we had 284 stockholders of record.

Dividend Policy

The Company does not currently pay dividends on a regular basis.  In determining whether to declare a dividend, the Board of Directors takes into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions among other information deemed relevant.

Pursuant to a dividend reversion clause in the Company’s Articles of Incorporation, dividends not claimed within one year after a dividend becomes payable will expire and revert in full ownership to the Company and the Company’s obligation to pay such dividend will cease. During 2022 and 2021, the Company received no dividend reversions.

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

Recent Developments

In the first quarter of 2019, the Company began developing several ranchette-style subdivisions on certain of its lands in Calcasieu and Beauregard Parishes using existing road rights of way.  The Company has identified demand in those areas for ranchette-style lots, which consist of more than three acres each, and the Board of Directors and management believe this project will allow the Company to realize a return on its investment in the applicable lands after payment of expenses.  The Company has completed and recorded plats for three subdivisions.  The three subdivisions are located on approximately 415 acres in Calcasieu Parish and approximately 160 acres in Beauregard Parish and contain an aggregate of 39 lots.  As of December 31, 2022, the Company has closed on the sale of 21 of the 39 lots. As of the date of this report one sale was pending, and the Company is actively marketing the remaining lots.

The Company is working to identify additional undeveloped acres owned by the Company in Southwest Louisiana that would likewise be suitable for residential subdivisions.

Summary of Fiscal Year 2022 Results

The Company’s net loss for the year ended December 31, 2022 was a decrease of $2,137,067 from net income of $819,349 for the year ended December 31, 2021. This decrease was attributable to lower gains on sales of land by approximately $1.0 million and current year stock compensation expense of approximately $2.3 million attributable to the Company’s first ever grant of stock-based compensation, which occurred in the second quarter of the fiscal year. The Company has granted awards for all of the shares that are issuable under its stock incentive plan, and no further awards may be made under the plan.

Results of Operations - for the years ended December 31, 2022 and 2021

Revenue

Total revenues for 2022 were $1,105,494, an increase of approximately 48% when compared with 2021 revenues of $744,545. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the year ended December 31, 2022 as compared to 2021, are as follows:

	Years Ended December 31,
	2022	2021	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$596,755	$364,907	$231,848	63.5%
Timber sales	219,974	151,102	68,872	45.6%
Surface revenue	288,765	228,536	60,229	26.4%
Total revenues	$1,105,494	$744,545	$360,949	48.5%

Oil and Gas

Oil and gas revenues were 54% and 49% of total revenues for 2022 and 2021, respectively. A breakdown of oil and gas revenues for the years ended December 31, 2022, as compared to 2021 are as follows:

	Years Ended December 31,
	2022	2021	Change from Prior Year	Percent Change from Prior Year
Oil	$455,277	$324,198	$131,079	40.4%
Gas	108,852	36,957	71,895	194.5%
Lease and geophysical	32,626	3,752	28,874	769.6%
Total revenues	$596,755	$364,907	$231,848	63.5%

CKX received oil and/or gas revenues from 95 and 73 wells during the years ended December 31, 2022 and 2021, respectively.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF for the years ended December 31, 2022 and 2021:

	Years Ended
	December 31,
	2022	2021
Net oil produced (Bbl)(2)	4,719	5,072
Average oil sales price (per Bbl)(1,2)	$96.48	$63.92
Net gas produced (MCF)	14,891	10,410
Average gas sales price (per MCF)(1)	$7.31	$3.55

(1) Before deduction of production costs and severance taxes
(2) Excludes plant products

Oil revenues increased for the year ended December 31, 2022, as compared to 2021, by $131,079. Gas revenues increased for the year ended December 31, 2022, as compared to 2021, by $71,895. As indicated from the schedule above, the increase in oil revenues was due to an increase in net oil produced and an increase in the average oil sales price per barrel. The increase in gas revenues was due to an increase in the average price per MCF and an increase in net gas produced.

The following eight fields produced 94.31% of the Company’s oil and gas revenues in 2022. The following table shows the number of barrels of oil (Bbl Oil) and MCF of gas (MCF Gas) produced from these fields.

Field	Bbl Oil	MCF Gas
South Bear Head Creek	2,139	948
Reeves	608	354
Gonzales County	830	290
Castor Creek	406	-
Cowards Gully	1,257	-
South Lake Charles	209	2,239
Lake Arthur	106	2,186
South Elton	50	4,323

The following eight fields produced 96.42% of the Company’s oil and gas revenues in 2021. The following table shows the number of barrels of oil (Bbl Oil) and MCF of gas (MCF Gas) produced from these fields.

Field	Bbl Oil	MCF Gas
South Bear Head Creek	1,260	2,476
Reeves	881	163
Gonzales County	840	493
Castor Creek	680	0
Cowards Gully	500	109
South Lake Charles	348	3,143
Lake Arthur	77	1,893
North Indian Village	334	1,565

The Company was a lessor in the following non-producing mineral leases:

Activity	2022	2021
Bonus lease	0	0
Delay lease	1	1
Gross acres	5152	230
Net acres	859	38

Lease and geophysical revenues increased for the year ended December 31, 2022, as compared to 2021, by $28,874. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Timber

Timber revenues were 20% and 20% of total revenues for 2022 and 2021, respectively. Timber revenues increased for the year ended December 31, 2022, as compared to the year ended December 31, 2021, by $68,872. Management believes demand for timber in the Company’s region has improved over the last year, partially driven by end customers investing in additional mill assets that are more proximate to the Company’s timber.

Surface

Surface revenues were 26% and 31% of total revenues for 2022 and 2021, respectively. Surface revenues increased for the year ended December 31, 2022, as compared to 2021, by $60,229. This increase is reflective of increased economic activity in the region, including industrial project development and pipeline construction.

Costs and Expenses

Oil and gas costs increased for the year ended December 31, 2022 as compared to 2021 by $8,627. These variances are due to the normal variations in year to year costs, which correlate directly with variations in revenues.

Timber costs increased for the year ended December 31, 2022 as compared to 2021 by $16,980. This is primarily due to increased timber management costs.

General and administrative expenses increased for the year ended December 31, 2022 as compared to 2021 by $2,224,144. This is primarily due to increased officer stock-based compensation offset by a decrease in commissions and transaction fees.

Gain on Sale of Land and Equipment

Gain on sale of land was $18,972 and $1,025,735 for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, this consisted of a gain on the sale of two tracts of land. For the year ended December 31, 2021, this consisted of 19 tracts of land including 13 lots in subdivisions and one sale to a local government for a water plant.

Outlook for Fiscal Year 2023

The Company will continue to consider and evaluate commercial, agricultural and timber lands, and other business opportunities for acquisitions and to evaluate its current holdings for divestiture. The Company will consider purchases outside of southwest Louisiana and will consider developing its properties for commercial or residential purposes.

The Company will continue to actively market its timber. Due to damage to the Company’s timber stands from Hurricanes Laura and Delta in 2020, the Company sold some of its timber in 2021 at salvage prices. Stumpage prices have improved year over year, and management is optimistic they will continue to improve. The Company will seek to enter into additional stumpage agreements.

The Company began directly managing its lands in 2017, except for approximately 5,030 acres of timber property in which the Company owns an undivided 1/6 interest, which is managed by Walker Louisiana Properties. The Company believes direct land management and continuing economic activity in southwest Louisiana may be a catalyst for increased surface revenue.

Liquidity and Capital Resources

Sources of Liquidity

The Company’s current assets totaled $8,307,928 and current liabilities equaled $267,176 at December 31, 2022.

As of December 31, 2022, and 2021, the Company had no outstanding debt.

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

Analysis of Cash Flows

Net cash provided by (used in) operating activities changed by $677,364 to $413,691 for the year ended December 31, 2022, compared to ($263,673) for the year ended December 31, 2021. The change in cash provided by (used in) operating activities was attributable primarily to the increase in sales of $360,949 and a decrease in operating expenses, excluding the increase of stock-based compensation expense and gain on sale of land.

Net cash provided by (used in) investing activities was $(498,765) and $1,210,291 for the years ended December 31, 2022 and 2021, respectively.  For the year ended December 31, 2022, this consisted of purchases of certificates of deposit of $1,000,000, costs of reforesting timber of $16,461, and purchase of property and equipment of $12,835, offset by sales of mutual funds of $511,559 and proceeds from the sale of fixed assets of $18,972. For the year ended December 31, 2021, this included proceeds from the sale of fixed assets of $1,233,197, partially offset by purchases of mutual funds of $237, costs of reforesting timber of $18,606 and purchases of land of $4,063.

Net cash provided by (used in) financing activities was $(176,592) and $0 for the year ended December 31, 2022, and 2021, respectively. For the year ended December 31, 2022, this consisted of repurchases of common stock of $176,592.

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

The Company’s financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of December 31, 2022 and 2021 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended have been audited by MaloneBailey, LLP. MaloneBailey, LLP is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures that are designed to provide reasonable assurance that such information is accumulated and communicated to our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls and procedures included a review of the control objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. After conducting this evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to  our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Internal control over financial reporting is the process designed under the principal executive and financial officers’ supervision, and effected by our Board of Directors, the principal executive and financial officers and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

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

Under the supervision and with the participation of our principal executive and financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, as required by Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control - Integrated Framework. Based on our assessment under the framework in Internal Control - Integrated Framework (2013 framework), our principal executive and financial officers concluded that our internal control over financial reporting was not effective as of December 31, 2022, due to a material weakness.

In 2022, management retained a third-party service provider to assist with developing a valuation methodology for the estimation of accruals for share-based compensation expense. The valuation methodology used by the Company did not correctly determine the fair value and derived service period of certain share-based awards that were granted during the year ended December 31, 2022, which resulted in adjustments to stock-based compensation expense. The terms of the awards have not changed, no new awards have been granted, and the accrual of additional compensation expense is based solely upon a change in accounting conventions by the Company.  The changes to our expense recognition policies do not reflect, in management’s opinion, an increased likelihood of awards vesting. Management believes that the impact of the material weakness was limited to the valuation methodology employed for calculating our share-based compensation expense.

In response to the above, management has adopted a policy to consider and retain third-party service providers for matters relating to significant accounting policies in consultation with and with the approval of the audit committee of the Board of Directors.. Having now adopted a share-based payment valuation methodology that complies with GAAP, and in light of management’s policy regarding the selection of third-party service providers, management believes it has eliminated the material weakness.

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information as of December 31, 2022, about equity compensation plans (including individual compensation arrangements) under which equity securities of the Registrant are authorized for issuance. The Registrant’s only equity compensation plan is its stock incentive plan approved by its shareholders on May 6, 2021.  Awards under the plan must consist of restricted stock units and performance shares.  As of the date of this report, awards for all of the shares issuable under the plan have been granted.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	357,000	–	–
Equity compensation plans not approved by security holders	–	–	–
Total	357,000	–	–

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

3.4	Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 001-31905) filed on August 9, 2019).

4.1	Description of capital stock (incorporated by reference to Exhibit 4.1 to Form 10-K (File No. 001-31905) for the year ended December 31, 2019, filed on March 16, 2020).

10.1+

First Amended and Restated Executive Employment Agreement between the Registrant and William Gray Stream dated May 9, 2022 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-31905) filed on May 9, 2022).

10.2+	Executive Employment Agreement between the Registrant and Scott Stepp dated May 9, 2022 (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-31905) filed on May 9, 2022).

10.3+	CKX Lands, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed on May 28, 2021, Registration No. 333-256589).

10.4+	Stock Award Agreement dated June 13, 2022 between the Registrant and W. Gray Stream (incorporated by reference to Exhibit 10.4 to Form 10-Q (File No. 001.-31905) for the quarter ended June 30, 2022).

10.5+	Stock Award Agreement dated June 13, 2022 between the Registrant and Scott A. Stepp (incorporated by reference to Exhibit 10.3 to Form 10-Q (File No. 001.-31905) for the quarter ended June 30, 2022).

23.1*	Consent of MaloneBailey, LLP.

31.1*	Certification of W. Gray Stream, President and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Scott Stepp, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of W. Gray Stream, President and Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Scott Stepp, Chief Financial Officer, pursuant to 18 U.S.C. Section 1320 and Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.DEF*	Inline XBRL Taxonomy Extension Definition
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2023.

CKX LANDS, INC.

By:

/s/W. Gray Stream
W. Gray Stream
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2023.

/s/ W. Gray Stream
W. Gray Stream	President and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Scott A. Stepp
Scott A. Stepp	Chief Financial Officer
(Principal Financial Officer)

/s/ Lee W. Boyer
Lee W. Boyer	Secretary and Director

/s/ Keith Duplechin
Keith Duplechin	Director

/s/ Daniel J. Englander
Daniel J. Englander	Director

/s/ Max H. Hart
Max H. Hart	Director

/s/ Lane LaMure
Lane LaMure	Director

/s Eugene T. Minvielle, IV
Eugene T. Minvielle	Director

/s/ Mary Leach Werner
Mary Leach Werner	Director

CKX LANDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CKX Lands, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CKX Lands, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, Texas

March 31, 2023

CKX LANDS, INC.

BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$7,148,207	$7,409,873
Certificates of deposit	1,004,603	-
Equity investment in mutual funds	-	502,832
Accounts receivable	126,423	50,739
Prepaid expense and other assets	28,695	35,405
Total current assets	8,307,928	7,998,849
Property and equipment, net	9,079,612	9,056,238
Deferred tax asset	300,050	-
Total assets	$17,687,590	$17,055,087

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade payables and accrued expenses	$37,626	$111,123
Unearned revenue	229,550	150,113
Total current liabilities	267,176	261,236
Deferred income tax payable	-	187,664
Total liabilities	267,176	448,900

Stockholders' equity:
Common stock, 3,000,000 shares authorized, no par value, 1,988,701 and 1,974,427 shares issued and outstanding, respectively as of December 31, 2022, and 1,942,495 shares issued and outstanding as of December 31, 2021	59,335	59,335
Additional paid in capital	2,308,537	-
Treasury stock, 10,166 shares, at cost	(176,592)	-
Retained earnings	15,229,134	16,546,852
Total stockholders' equity	17,420,414	16,606,187
Total liabilities and stockholders' equity	$17,687,590	$17,055,087

The accompanying notes are an integral part of these financial statements.

CKX LANDS, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021

Revenues:
Oil and gas	$596,755	$364,907
Timber sales	219,974	151,102
Surface revenue	250,432	190,203
Surface revenue - related party	38,333	38,333
Total revenue	1,105,494	744,545
Costs, expenses and (gains):
Oil and gas costs	50,312	41,685
Timber costs	28,664	11,684
Surface costs	7,273	-
General and administrative expense	2,875,718	651,574
Depreciation expense	5,039	2,027
Gain on sale of land	(18,972)	(1,025,735)
Total costs, expenses and (gains)	2,948,034	(318,765)
(Loss) income from operations	(1,842,540)	1,063,310

Interest income	35,340	15,625
Miscellaneous income	1,769	4,384
(Loss) income before income taxes	(1,805,431)	1,083,319
Federal and state income tax expense (benefit):
Current	-	263,970
Deferred	(487,713)	-
Total income taxes	(487,713)	263,970
Net (loss) income	$(1,317,718)	$819,349

Net income (loss) per share:
Basic and diluted	$(0.67)	$0.42

Weighted-average shares used in per share calculation:
Basic and diluted	1,958,865	1,942,495

The accompanying notes are an integral part of these financial statements.

CKX LANDS, INC. STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, December 31, 2021	1,942,495	$59,335	$-	$-	$16,546,852	$16,606,187
Issuances under share-based compensation	46,206	-	-	-	-	-
Share-based compensation	-	-	-	2,308,537	-	2,308,537
Repurchases of common stock	-	-	(176,592)	-	-	(176,592)
Net loss	-	-	-	-	(1,317,718)	(1,317,718)
Balances, December 31, 2022	1,988,701	$59,335	$(176,592)	$2,308,537	$15,229,134	$17,420,414

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, December 31, 2020	1,942,495	$59,335	$-	$-	$15,727,503	$15,786,838
Net income	-	-	-	-	819,349	819,349
Balances, December 31, 2021	1,942,495	$59,335	$-	$-	$16,546,852	$16,606,187

The accompanying notes are an integral part of these financial statements.

CKX LANDS, INC.

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,317,718)	$819,349
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	5,039	2,027
Deferred income tax expense	(300,050)	-
Depletion expense	883	563
Gain on sale of land	(18,972)	(1,025,735)
Unrealized (gain) loss on equity investment in mutual funds	(8,727)	-
Share-based compensation	2,308,537	-
Changes in operating assets and liabilities:
(Increase) decrease in current assets	(73,577)	21,082
Increase (decrease) in current liabilities	(181,724)	(80,959)
Net cash provided by (used in) operating activities	413,691	(263,673)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of certificates of deposit	(1,000,000)	-
Sales of mutual funds	511,559	(237)
Purchase of property and equipment	(12,271)	-
Costs of reforesting timber	(16,461)	(18,606)
Purchases of land	(564)	(4,063)
Proceeds from the sale of fixed assets	18,972	1,233,197
Net cash (used in) provided by investing activities	(498,765)	1,210,291

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	(176,592)	-
Net cash used in investing activities	(176,592)	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(261,666)	946,618
Cash and cash equivalents, beginning of the period	7,409,873	6,463,255
Cash and cash equivalents, end of the period	$7,148,207	$7,409,873

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$289,423

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES
Sale of land accrued in accounts receivable	$-	$-

The accompanying notes are an integral part of these financial statements.

CKX LANDS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1:	Nature of Business and Significant Accounting Policies

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

Risks and Uncertainties

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. While the Company did not incur significant disruptions to its operations during 2020, 2021, or 2022 from COVID-19, it is unable at this time to predict the impact that COVID-19 or new variants of the novel coronavirus could have on its business, financial position, and operating results in future periods due to numerous uncertainties and is closely monitoring the impact of the pandemic on all aspects of its business.

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

Equity Investment

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition of Financial Assets and Financial Liabilities,” (ASU 2016-01), which makes targeted amendments to the guidance for recognition, measurement, presentation, and disclosure of financial instruments. The guidance under ASU 2016-01 requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income. As of December 31, 2022, and 2021, the Company classified $0 and $502,832, respectively, of mutual funds as equity securities. The Company invests in ultra-short, high quality U.S. dollar money market funds, foreign funds, and obligations issued by the U.S. Government.

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

Impairment of Long-lived Assets

Long-lived assets, such as land, timber and property, buildings, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value may be determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models. During the year ended December 31, 2022, the Company performed a step zero impairment analysis on furniture and fixtures and land improvements and determined there were no qualitative factors that would indicate impairment. No impairment charges were recorded during the years ended December 31, 2022 and 2021. During the year ended December 31, 2022, no impairment triggering factors were noted and no quantitative analysis was performed.

Share-Based Compensation

We maintain one active incentive compensation plan: the 2021 Stock Incentive Plan (the Plan). The Plan provides for the issuance of restricted stock units (RSUs) and performance-based restricted stock units (PSUs) to certain of our employees, non-employee directors and consultants.

For awards that are subject to market conditions, we utilize a binomial-lattice model (i.e., Monte Carlo simulation model), to determine the fair value. The Monte Carlo simulation model utilizes multiple input variables to determine the share-based compensation expense. For grants with market conditions made during the twelve months ended December 31, 2022, we utilized an annualized volatility of 39.6%, a 0% dividend yield and an annual risk-free interest rate of 3.5% each determined over a period consistent with the performance period associated with the awards with market conditions. The volatility was based on the last two-year period of our stock performance. The stock price projection for us assumes a 0% dividend yield. This is mathematically equivalent to reinvesting dividends in the issuing entity over the performance period. The risk-free interest rate is equal to the yield, as of the measurement date, of the zero-coupon U.S. Treasury bill that is commensurate with the remaining performance measurement period.

Share-based compensation expense related to RSUs are expensed over the grant date to the end of the requisite service period using the straight-line method. PSUs are expensed over the grant date to the end of the requisite service period using a model-driven derived service period based upon the median of the price projection scenarios for each performance trigger. The RSUs and PSUs do not have voting rights. We calculate the fair value of our share-based awards on the date of grant.

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

Oil and Gas

Oil and gas revenue is generated through customer contracts, where we provide the customer access to a designated tract of land upon which the customer performs exploration, extraction, production and ultimate sale of the oil and gas. The Company receives royalties on all oil and gas produced by the customer. The performance obligation identified in oil and gas related contracts is the oil and gas produced on the designated tract of land. The performance obligation is satisfied at a point in time, which is when the customer produces oil and gas. The transaction price is comprised of fixed fees (royalties) on all oil and gas produced. The Company accrues monthly royalty revenues based upon estimates and adjusts to actual as the Company receives payments. Net accrued royalty income was $126,423 and $50,379 as of December 31, 2022 and 2021, respectively. There are no capitalized contract costs associated with oil and gas contracts. The accounting for royalty income remains largely unchanged upon implementation of ASC 606.

Timber

Timber revenue is generated through customer contracts executed as a pay-as-cut arrangement, where the customer acquires the right to harvest specified timber on a designated tract for a set period of time at agreed-upon unit prices. The performance obligation identified in timber related contracts is the severing of a single tree.

We satisfy our performance obligation when timber is severed, at which time revenue is recognized. The transaction price for timber sales is determined using contractual rates applied to harvest volumes. The Company may receive a deposit at the time of entering into a stumpage agreement and this deposit is recorded in unearned revenue until earned. The Company held stumpage agreement deposits of $0 as of December 31, 2022 and 2021. There are no capitalized contract costs associated with timber contracts. No revenue has been recognized on the stumpage agreements held by the Company that are still open. The amount deposited by the customer is recognized as revenue against the first timber harvested. If no timber is harvested by the end of the contract the deposit is retained and recognized as income at contract end. The accounting of timber revenue remains largely unchanged upon implementation of ASC 606.

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

Basic and Diluted Earnings per share

Net earnings per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income per share excludes all potential common shares if their effect is anti-dilutive. For the year ended December 31, 2022, potentially dilutive shares attributable to 310,794 restricted stock units and performance shares were excluded in the calculation of earnings per share as their effect is anti-dilutive due to the Company's net loss for such period. There were no dilutive shares outstanding for the year ended December 31, 2021.

Dividends

The Company does not currently pay dividends on a regular basis. In determining whether to declare a dividend, the Board of Directors takes into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions, among other information deemed relevant. Dividends paid per common stock are based on the weighted average number of common stock shares outstanding during the period. No dividends were declared during the years ended December 31, 2022 and 2021.

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

Other Taxes

Taxes, other than income taxes, which consisted of property, franchise and oil and gas production taxes were $140,840 and $146,095, for the years ended December 31, 2022 and 2021, respectively.

Leases

The Company leases its lands to individuals and entities for various purposes. The Company accounts for these types of leases in accordance with ASC 842, Leases, and subsequent amendments, which require that leases be evaluated and classified as operating or capital leases for financial reporting purposes. For leases classified as operating, the Company calculates rent expense on a straight-line basis over the lesser of the lease term including renewal options, if reasonably assured, or the economic life of the leased premises, taking into consideration rent escalation clauses and other lease concessions, if applicable. The Company has no capital leases as of December 31, 2022, or 2021.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Class	Methods and/or Assumptions

Cash and cash equivalents:	Carrying value approximates fair value due to its readily convertible characteristic.

Equity investment in mutual funds and certificates of deposit:	Carrying value adjusted to and presented at fair market value.

The estimated fair value of the Company's financial instruments are as follows:

		December 31, 2022		December 31, 2021
Financial Assets:	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	2	$7,148,207	$7,148,207	$7,409,873	$7,409,873
Certificates of deposit	2	1,004,603	999,919	-	-
Equity investment in mutual funds	1	-	-	504,606	502,832
Total		$8,152,810	$8,148,126	$7,914,479	$7,912,705

Note 3:      Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2022	2021

Land	$6,815,711	$6,815,147
Timber	2,230,564	2,214,985
Equipment	120,873	108,602
	9,167,148	9,138,734
Accumulated depreciation	(87,536)	(82,496)
Total	$9,079,612	$9,056,238

Depreciation expense was $5,039 and $2,027 for the years ended December 31, 2022 and 2021, respectively. Depletion expense was $883 and $563 for the years ended December 31, 2022 and 2021, respectively.

Note 4:      Land Purchases and Sales

Land Purchases

During the year ended December 31, 2022, the Company purchased the following lands:

	+/-	Louisiana			Mineral
Quarter	Acres	Parish	Ownership	Land	Rights %
2nd	1.81	Jefferson Davis	16.67%	$564	0%

During the year ended December 31, 2021, the Company purchased the following lands:

	+/-	Louisiana			Mineral
Quarter	Acres	Parish	Ownership	Land	Rights %
3rd	10.84	Jefferson Davis	16.67%	$4,063	0%

Land Sales

During the year ended December 31, 2022, the Company sold the following lands:

	+/-	Louisiana			Mineral
Quarter	Acres	Parish	Ownership	Land	Rights %
3rd	6.67	Calcasieu	16.67%	$5,667	0%
4th	6.67	Allen	16.67%	$13,305	0%

During the year ended December 31, 2021, the Company sold the following lands:

Land Sales - 2021
	+/-	Louisiana				Mineral
Quarter	Acres	Parish	Ownership	Land	Timber	Rights %
1st	3.38	Beauregard	100.00%	$31,018	-	0%
1st	10.00	Calcasieu	100.00%	$70,500	-	0%
1st	10.00	Calcasieu	100.00%	$68,500	-	0%
1st	5.40	Beauregard	100.00%	$51,520	-	0%
1st	10.00	Calcasieu	100.00%	$65,295	-	0%
1st	3.36	Beauregard	100.00%	$31,610	-	0%
1st	10.00	Calcasieu	100.00%	$68,620	-	0%
1st	20.98	Calcasieu	16.67%	$16,408	-	0%
1st	10.00	Calcasieu	100.00%	$68,090	-	0%
1st	10.00	Calcasieu	100.00%	$65,800	-	0%
2nd	10.00	Calcasieu	100.00%	$68,315	-	0%
2nd	6.62	Beauregard	100.00%	$63,415	-	0%
2nd	70.44	St. Landry	40.00%	$50,688	-	0%
2nd	32.52	Calcasieu	16.67%	$25,458	-	0%
3rd	51.89	Calcasieu	16.67%	$233,483	-	0%
3rd	3.38	Beauregard	100.00%	$31,730	-	0%
3rd	40.00	Calcasieu	50.00%	$19,200	-	0%
4th	138.57	Allen	40.00%	$62,992	-	0%
4th	25.34	Calcasieu	100.00%	$140,555	-	0%

For the years ended December 31, 2022 and 2021, gains on sales of land were $18,972 and $1,025,735, respectively.

Note 5:      Oil and Gas Leases

Results of oil and gas leasing activities for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021
Gross revenues
Royalty interests	$596,755	$364,907
Lease fees	-	-
	596,755	364,907
Production costs	(50,312)	(41,685)
Results before income tax expense	546,443	323,222
Estimated income tax expense	(140,155)	(93,734)
Results of operations from producing activities excluding corporate overhead	$406,288	$229,488

Reserve information relating to estimated quantities of the Company's interest in proved reserves of natural gas and crude including condensate and natural gas liquids is not available. A schedule indicating such reserve quantities is, therefore, not presented. Such reserves are located entirely within the United States. All oil and gas royalties come from Company owned properties that were developed and produced by producers, unrelated to Company, under oil and gas mineral lease agreements.

The Company’s royalty and working interests share of oil and gas, exclusive of plant products, produced from leased properties were:

	2022	2021
Net gas produced (MCF)	14,891	10,410
Net oil produced (Bbl)	4,719	5,072

Note 6:      Segment Reporting

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, surface and timber. The Company’s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

The tables below present financial information for the Company’s three operating business segments:

	Year Ended December 31,
	2022	2021
Identifiable Assets, net of accumulated depreciation
Timber	$2,230,564	$2,214,985
General corporate assets	15,457,026	14,840,102
Total	17,687,590	17,055,087

Capital expenditures:
Timber	$16,461	$18,606
Surface	564	4,063
General corporate assets	12,271	-
Total segment costs and expenses	$29,296	$22,669

Depreciation and depletion
Oil and gas	$-	$-
Timber	883	563
General corporate assets	5,039	2,027
Total	$5,922	$2,590

	Years Ended December 31,
	2022	2021
Revenues:
Oil and gas	$596,755	$364,907
Timber sales	219,974	151,102
Surface revenue	288,765	228,536
Total segment revenues	1,105,494	744,545

Cost and expenses:
Oil and gas costs	$50,312	$41,685
Timber costs	28,664	11,684
Surface costs	7,273	-
Total segment costs and expenses	86,249	53,369

Net income from operations:
Oil and gas	$546,443	$323,222
Timber	191,310	139,418
Surface	281,492	228,536
Total segment net income from operations	1,019,245	691,176
Unallocated other income (expense) before income taxes	(2,824,676)	392,143
Income (loss) before income taxes	$(1,805,431)	$1,083,319

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

Note 7:     Concentrations

Revenues from customers representing 5% or more of total revenue for the years ended December 31, 2022 and 2021, respectively were:

	Years Ended December 31,
Count	2022	2021
1	$158,336	$68,404
2	109,000	64,575
3	92,720	59,420
4	86,853	56,951
5	85,360	54,300
6	68,290	53,625
7	67,532	45,183
8	63,302	38,333

Note 8:      Income Taxes

The Company files federal and state income tax returns on a calendar year basis. The net deferred tax liability in the accompanying balance sheets includes the following components at December 31, 2022 and 2021:

	2022	2021
Deferred tax assets	$300,050	$-
Deferred tax liabilities		(187,664)
	$300,050	$(187,664)

Reconciliations between the United States federal statutory income tax provision, using the statutory rate of 26%, and the Company’s provision for income taxes at December 31, 2022 and 2021 are as follows:

	2022	2021
Income tax on income before extraordinary item:
Tax at statutory rates	$(464,762)	$310,412
Tax effect of the following:
Federal statutory depletion	(18,798)	(11,495)
State statutory depletion	(4,153)	(6,130)
State income tax dedcution	-	(12,751)
Federal income tax deduction	-	(18,200)
Other	-	2,134
Income tax on income	$(487,713)	$263,970

Deferred income taxes asset and payable result from timing differences in the recognition of revenue and expenses for tax and financial statement purposes. The effect of these timing differences at December 31, 2022 and 2021 is as follows:

	2022	2021
Net Operating Loss Carryover	$6,487
Percentage Depletion Carryover	22,951
Stock-Based Compensation	458,276
Casualty loss	(77,714)	$(77,714)
Deferred gain	(109,950)	(109,950)
	$300,050	$(187,664)

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

On February 28, 2022, the Company exercised the OTL and entered into a 25-year lease in exchange for a one-time payment by Stream Wetlands of $38,333. The terms of the lease provide for formulaic contingent payments to the Company based on the amount of revenue threshold. William Gray Stream, the President and a director of the Company, is the president of Stream Wetlands.

The Company’s President is also the President of Matilda Stream Management, Inc. (“MSM”) and the Chief Financial Officer is the Chief Investment Officer of MSM. MSM provides administrative and accounting services to the Company for no compensation.

Surface revenue-related party was $38,333 and $38,333 for each of the years ended December 31, 2022 and 2021. All of this amount was attributable to the OTL with Stream Wetlands described above.

Note 10:    Share-Based Compensation

During the year ended December 31, 2022, the Company granted to certain employees an aggregate of 76,755 restricted stock units that vest over a three-year period through July 15, 2024 and 280,245 performance shares that vest upon achievement of certain stock price hurdles as measured during the period from July 15, 2020 through July 15, 2024. Each of the time-based and market-condition awards are subject to the recipient’s continued service with us, the terms and conditions of our stock incentive plan and the applicable award agreement. No awards were issued in 2021. As of December 31, 2022, 14,622 restricted stock units and 31,584 performance shares vested and the underlying shares were issued to employees.

The share-based compensation expense recognized is included in general and administrative expense in the consolidated statements of operations. The total fair value of the awards was $3,374,002 of which $1,065,465 was unrecognized stock-based compensation expense as of December 31, 2022.

The plan participants elected to have the Company withhold 14,274 shares of the 46,206 shares earned to cover the employee payroll tax withholdings for the vested shares earned during the twelve-month period ended December 31, 2022. These shares are reported as treasury stock on the balance sheet.

The share-based compensation expense recognized by award type was $230,506 and $2,078,031 for restricted stock units and performance shares, respectively, for the year ended December 31, 2022.