Form 10-Q
period 2023-03-31
CKX LANDS, INC.
filed 2023-05-08
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,974,427 shares of common stock are issued and outstanding as of May 4, 2023.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	BALANCE SHEETS AS OF MARCH 31, 2023 (UNAUDITED) AND DECEMBER 31, 2022
	STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)
	STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)
	STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)
	NOTES TO FINANCIAL STATEMENTS AS OF MARCH 31, 2023 (UNAUDITED)	1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	5

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	8

ITEM 4.	CONTROLS AND PROCEDURES	9

PART II.	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	9

ITEM 1A.	RISK FACTORS	9

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	9

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	9

ITEM 4.	MINE SAFETY DISCLOSURES	9

ITEM 5.	OTHER INFORMATION	10

ITEM 6.	EXHIBITS	10

SIGNATURES		11

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CKX LANDS, INC.

BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,190,450	$7,148,207
Certificates of deposit	1,014,886	1,004,603
Accounts receivable	77,413	126,423
Prepaid expense and other assets	130,966	28,695
Total current assets	8,413,715	8,307,928
Property and equipment, net	9,095,905	9,079,612
Deferred tax asset	379,262	300,050
Total assets	$17,888,882	$17,687,590

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade payables and accrued expenses	$30,937	$37,626
Unearned revenue	148,700	229,550
Total current liabilities	179,637	267,176
Total liabilities	179,637	267,176

Stockholders' equity:
Common stock, 3,000,000 shares authorized, no par value, 1,988,701 and 1,974,427 shares issued and outstanding, respectively, as of March 31, 2023, and December 31, 2022	59,335	59,335
Additional paid in capital	2,835,007	2,308,537
Treasury stock, 10,166 shares, at cost	(176,592)	(176,592)
Retained earnings	14,991,495	15,229,134
Total stockholders' equity	17,709,245	17,420,414
Total liabilities and stockholders' equity	$17,888,882	$17,687,590

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenues:
Oil and gas	$49,195	$82,429
Timber sales	1,901	21,743
Surface revenue	114,666	68,163
Surface revenue - related party	-	9,583
Total revenue	165,762	181,918
Costs, expenses and (gains):
Oil and gas costs	8,938	5,736
Timber costs	1,257	234
Surface costs	-	5,129
General and administrative expense	647,303	172,349
Depreciation expense	1,065	507
Gain on sale of land	(149,992)	-
Total costs, expenses and (gains)	508,571	183,955
Loss from operations	(342,809)	(2,037)

Interest income	25,958	2,607
Miscellaneous income	-	3,023
(Loss) income before income taxes	(316,851)	3,593
Federal and state income tax expense (benefit):
Current	-	(1,147)
Deferred	(79,212)	-
Total income taxes	(79,212)	(1,147)
Net (loss) income	$(237,639)	$4,740

Net income (loss) per share:
Basic and diluted	$(0.12)	$0.00

Weighted-average shares used in per share calculation:
Basic and diluted	1,974,427	1,942,495

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, December 31, 2022	1,988,701	$59,335	$(176,592)	$2,308,537	$15,229,134	$17,420,414
Share-based compensation	-	-	-	526,470	-	526,470
Net loss	-	-	-	-	(237,639)	(237,639)
Balances, March 31, 2023	1,988,701	$59,335	$(176,592)	$2,835,007	$14,991,495	$17,709,245

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, December 31, 2021	1,942,495	$59,335	$-	$-	$16,546,852	$16,606,187
Net income	-	-	-	-	4,740	4,740
Balances, March 31, 2022	1,942,495	$59,335	$-	$-	$16,551,592	$16,610,927

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(237,639)	$4,740
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	1,065	507
Deferred income tax benefit	(79,212)	-
Depletion expense	-	138
Gain on sale of land	(149,992)	-
Unrealized (gain) loss on investment on certificates of deposit	(10,283)	504
Share-based compensation	526,470	-
Changes in operating assets and liabilities:
(Increase) decrease in current assets	(53,261)	(56,088)
Increase (decrease) in current liabilities	(87,539)	2,072
Net cash used in operating activities	(90,391)	(48,127)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of mutual funds	-	(37)
Costs of reforesting timber	(17,358)	(4,505)
Proceeds from the sale of fixed assets	149,992	-
Net cash (used in) provided by investing activities	132,634	(4,542)

NET CHANGE IN CASH AND CASH EQUIVALENTS	42,243	(52,669)
Cash and cash equivalents, beginning of the period	7,148,207	7,409,873
Cash and cash equivalents, end of the period	$7,190,450	$7,357,204

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The “Company,” “we,” “us,” and “our,” refer to CKX Lands, Inc.

Note 1:	Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures. Actual results may differ from these estimates.

Risks and Uncertainties

On March 11, 2020, the WHO declared COVID-19 a pandemic. While the Company has not incurred significant disruptions to its operations to date from COVID-19, it is unable at this time to predict the impact that COVID-19 or new variants of the novel coronavirus will have on its business, financial position and operating results in future periods due to numerous uncertainties and is closely monitoring the impact of the pandemic on all aspects of its business.

Concentration of Credit Risk

The Company maintains its cash balances in seven financial institutions. At times, cash balances may exceed the Federal Deposit Insurance Corporation’s insured limit of $250,000. The Company has not experienced any losses in such accounts and management believes the Company is not exposed to any significant credit risk on its cash balances.

Impairment of Long-lived Assets

Long-lived assets, such as land, timber and property, buildings, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value may be determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models. During the year ended December 31, 2022, the Company performed a step zero impairment analysis on its long-lived assets and determined there were no qualitative factors that would indicate impairment. No impairment charges were recorded during the three months ended March 31, 2023 and 2022, respectively.

Share-Based Compensation

We maintain one active incentive compensation plan: the 2021 Stock Incentive Plan (the Plan). The Plan provides for the issuance of restricted stock units (RSUs) and performance-based restricted stock units (PSUs) to certain of our employees, non-employee directors and consultants.

For awards that are subject to market conditions, we utilize a binomial-lattice model (i.e., Monte Carlo simulation model), to determine the fair value. The Monte Carlo simulation model utilizes multiple input variables to determine the share-based compensation expense. No shares were granted during the three months ended March 31, 2023.

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

Basic and Diluted Earnings per Share

Net earnings per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income per share excludes all potential common shares if their effect is anti-dilutive. For the three months ended March 31, 2023, potentially dilutive shares attributable to 310,794 restricted stock units and performance shares were excluded in the calculation of earnings per share as their effect is anti-dilutive due to the Company's net loss for such period. There were no dilutive shares outstanding for the three months ended March 31, 2022.

Dividends

The Company does not currently pay dividends on a regular basis. In determining whether to declare a dividend, the Board of Directors takes into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions, among other information deemed relevant. Dividends paid per common stock are based on the weighted average number of common stock shares outstanding during the period. No dividends were declared during the three months ended March 31, 2023 and 2022, respectively.

Pursuant to a dividend reversion clause in the Company’s Articles of Incorporation, dividends not claimed within one year after the dividend becomes payable will expire and revert in full ownership to the Company and the Company’s obligation to pay such dividend will cease. Any dividend reversions are recorded in equity upon receipt.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016 - 13, "Financial Instruments - Credit Losses," which introduced new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments. This standard was effective for the Company as of January 1, 2023. There was no impact on our financial statements at adoption.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Class and Methods and/or Assumptions

Cash and cash equivalents: Carrying value approximates fair value due to its readily convertible characteristic.

Certificates of deposit: Carrying value adjusted to and presented at fair market value.

The estimated fair values of the Company's financial instruments are as follows:

		March 31, 2023		December 31, 2022
Financial Assets:	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	2	$7,190,450	$7,190,450	$7,148,207	$7,148,207
Certificates of deposit	2	1,014,886	999,321	1,004,603	999,919
Total		$8,205,336	$8,189,771	$8,152,810	$8,148,126

Note 3:	Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2023	2022

Land	$6,815,711	$6,815,711
Timber	2,247,922	2,230,564
Equipment	120,873	120,873
	9,184,506	9,167,148
Accumulated depreciation	(88,601)	(87,536)
Total	$9,095,905	$9,079,612

During the three months ended March 31, 2023 and 2022, the Company had a gain on sale of land of $149,992 and $0, respectively.

Depreciation expense was $1,065 and $507 for the three months ended March 31, 2023 and 2022, respectively.

Depletion expense was $0 and $138 for the three months ended March 31, 2023 and 2022, respectively.

Note 4:	Segment Reporting

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, timber and surface. The Company’s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

The tables below present financial information for the Company’s three operating business segments:

	Three Months Ended March 31,	Year Ended December 31,
	2023	2022
Identifiable Assets, net of accumulated depreciation
Timber	$2,247,922	$2,230,564
General corporate assets	15,640,960	15,457,026
Total	17,888,882	17,687,590

Capital expenditures:
Timber	$17,358	$16,461
Surface	-	564
General corporate assets	-	12,271
Total segment costs and expenses	$17,358	$29,296

Depreciation and depletion
Oil and gas	$-	$-
Timber	-	883
General corporate assets	1,065	5,039
Total	$1,065	$5,922

	Three Months Ended March 31,
	2023	2022
Revenues:
Oil and gas	$49,195	$82,429
Timber sales	1,901	21,743
Surface revenue	114,666	77,746
Total segment revenues	165,762	181,918

Cost and expenses:
Oil and gas costs	$8,938	$5,736
Timber costs	1,257	234
Surface costs	-	5,129
Total segment costs and expenses	10,195	11,099

Net income (loss) from operations:
Oil and gas	$40,257	$76,693
Timber	644	21,509
Surface	114,666	72,617
Total segment net income from operations	155,567	170,819
Unallocated other expense before income taxes	(472,418)	(167,226)
Income (loss) before income taxes	$(316,851)	$3,593

There are no intersegment sales reported in the accompanying statements of operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Form 10-K for the year ended December 31, 2022. The Company evaluates performance based on income or loss from operations before income taxes excluding any nonrecurring gains and losses. Income before income tax represents net revenues less costs and expenses less other income and expenses of a general corporate nature. Identifiable assets by segment are those assets used solely in the Company's operations within that segment.

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

The Company’s President is also the President of Matilda Stream Management Inc. (“MSM”) and the Chief Financial Officer is the Chief Investment Officer of MSM. MSM provides administrative and accounting services to the Company for no compensation.

Surface revenue-related party was $0 and $9,583 for the three months ended March 31, 2023 and 2022, respectively. The latter amount was attributable to the OTL with Stream Wetlands described above.

Note 7:	Concentrations

Revenue from the Company's five largest customers for the three months ended March 31, 2023 and 2022, respectively were:

	Three Months Ended March 31,
Count	2023	2022
1	$13,269	$21,743
2	10,893	19,307
3	8,361	18,855
4	8,095	18,650
5	7,403	14,936

Note 8:	Share-Based Compensation

During the year ended December 31, 2022, the Company granted to certain employees an aggregate of 76,755 restricted stock units that vest over a three-year period through July 15, 2024 and 280,245 performance shares that vest upon achievement of certain stock price hurdles as measured during the period from July 15, 2020 through July 15, 2024. Each of the time-based and market-condition awards are subject to the recipient’s continued service with us, the terms and conditions of our stock incentive plan and the applicable award agreement. As of March 31, 2023, 14,622 restricted stock units and 31,584 performance shares vested and the underlying shares were issued to employees.

The share-based compensation expense recognized is included in general and administrative expense in the statements of operations. The total fair value of the awards was $3,374,002 of which $538,995 was unrecognized stock-based compensation expense as of March 31, 2023.

The plan participants elected to have the Company withhold 14,274 shares of the 46,206 shares earned to cover the employee payroll tax withholdings for the vested shares earned during the twelve-month period ended December 31, 2022. These shares are reported as treasury stock on the balance sheet.

The share-based compensation expense recognized by award type was $105,505 and $420,965 for restricted stock units and performance shares, respectively, for the three months ended March 31, 2023.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 31, 2023.

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

Recent Developments

In the first quarter of 2019, the Company began developing several ranchette-style subdivisions on certain of its lands in Calcasieu and Beauregard Parishes using existing road rights of way.  The Company has identified demand in those areas for ranchette-style lots, which consist of more than three acres each, and the Board of Directors and management believe this project will allow the Company to realize a return on its investment in the applicable lands after payment of expenses.  The Company has completed and recorded plats for three subdivisions.  The three subdivisions are located on approximately 415 acres in Calcasieu Parish and approximately 160 acres in Beauregard Parish, and contain an aggregate of 39 lots.  As of March 31, 2023, the Company has closed on the sale of 21 of the 39 lots. As of the date of this report one sale was pending, and the Company is actively marketing the remaining lots.

During the first quarter of 2023, the Company closed on the sale of two 40-acre parcels located in Jefferson Davis Parish in which it had a 16.67% ownership interest (13.3 net acres) for proceeds to the Company of $149,992.

The Company is working to identify additional undeveloped acres owned by the Company in Southwest Louisiana that would likewise be suitable for residential subdivisions.

Results of Operations

Summary of Results

The Company’s results of operations for the three months ended March 31, 2023 were driven primarily by a decrease in oil and gas, and timber revenue offset by an increase in surface revenues and general and administrative expenses. The increase in general and administrative expenses is primarily due to the decision to award the officers, who previously served without pay, share-based compensation during the second quarter of fiscal year 2022, offset by a decrease in commission fees. The Company has granted awards for all of the shares that are issuable under its stock incentive plan, and no further awards may be made under the plan.

Revenue – Three Months Ended March 31, 2023

Total revenues for the three months ended March 31, 2023 were $165,762, a decrease of approximately 8.9% when compared with the same period in 2022. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the three months ended March 31, 2023 as compared to 2022, are as follows:

	Three Months Ended March 31,
	2023	2022	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$49,195	$82,429	$(33,234)	(40.3)%
Timber sales	1,901	21,743	(19,842)	(91.3)%
Surface revenue	114,666	77,746	36,920	47.5%
Total revenues	$165,762	$181,918	$(16,156)	(8.9)%

Oil and Gas

Oil and gas revenues were 30% and 45% of total revenues for the three months ended March 31, 2023 and 2022, respectively. A breakdown of oil and gas revenues for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 is as follows:

	Three Months Ended March 31,
	2023	2022	Change from Prior Year	Percent Change from Prior Year
Oil and gas	$45,037	$80,717	$(35,680)	(44.2)%
Lease and geophysical	4,158	1,712	2,446	142.9%
Total revenues	$49,195	$82,429	$(33,234)	(40.3)%

CKX received oil and/or gas revenues from 62 wells during the three months ended March 31, 2023 and 2022.

Oil and gas revenues decreased for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, by $35,680. The decrease was due to a decrease in the net oil and gas produced partially offset by an increase in the average sales price.

Lease and geophysical revenues increased for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, by $2,446. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Timber

Timber revenue was $1,901 and $21,743 for the three months ended March 31, 2023 and 2022, respectively. The decrease in timber revenues was due to normal business variations in timber customers’ harvesting.

Surface

Surface revenues increased for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, by $36,920. The increase in surface revenue was due to an increase in oil and gas delay rentals and surface leases, partially offset by a reduction in hunting leases on the Company’s property.

Costs and Expenses – Three Months Ended March 31, 2023

Oil and gas costs increased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 by $3,202. This variance is due to the normal variations in year to year costs.

Timber costs increased for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, by $1,023. The increase is primarily due to increased timber management costs.

Surface costs decreased for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, by $5,129. This is primarily due to the timing of land repair and maintenance expenses incurred during the first quarter of 2022, which were not incurred during the first quarter of 2023.

General and administrative expenses increased for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, by $474,954. This is primarily due to the decision to award the officers, who previously served without pay, share-based compensation during the second quarter of fiscal year 2022, offset by a decrease in commission fees.

Gain on Sale of Land – Three Months Ended March 31, 2023

Gain on sale of land was $149,992 and $0 for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, this consisted of a gain on sale of two parcels of land.

Liquidity and Capital Resources

Sources of Liquidity

Current assets totaled $8,413,715 and current liabilities equaled $179,637 at March 31, 2023.

As of March 31, 2023 and December 31, 2022, the Company had no outstanding debt.

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

Analysis of Cash Flows

Net cash used in operating activities was $90,391 and $48,127 for the three months ended March 31, 2023 and 2022, respectively. The increase in cash used in operating activities was attributable to a decrease in current liabilities.

Net cash provided by (used in) investing activities was $132,634 and ($4,542) for the three months ended March 31, 2023 and 2022, respectively.  For the three months ended March 31, 2023, this primarily resulted from proceeds of the sale of fixed assets offset by costs of reforesting timber of $17,358. For the three months ended March 31, 2022, this primarily resulted from purchases of mutual funds of $37 and costs of reforesting timber of $4,505.

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the three months ended March 31, 2023 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation and Recent Accounting Pronouncements, to our condensed financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2023, we did not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 3. NOT APPLICABLE

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company’s principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on its evaluation, management concluded that as of March 31, 2023 the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our principal executive and financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022. Based on our assessment, our principal executive and financial officers concluded that our internal control over financial reporting was not effective as of December 31, 2022, due to a material weakness, as explained below.

In 2022, management retained a third-party service provider to assist with developing a valuation methodology for the estimation of accruals for share-based compensation expense. The valuation methodology used by the Company did not correctly determine the fair value and derived service period of certain share-based awards that were granted during the year ended December 31, 2022, which resulted in adjustments to stock-based compensation expense. The terms of the awards did not change, no new awards were granted, and the accrual of additional compensation expense was based solely upon a change in accounting conventions by the Company.  The changes to our expense recognition policies do not reflect, in management’s opinion, an increased likelihood of awards vesting. Management believes that the impact of the material weakness was limited to the valuation methodology employed for calculating our share-based compensation expense.

In response to the above, management adopted during the fiscal quarter ended March 31, 2023, a policy to consider and retain third-party service providers for matters relating to significant accounting policies in consultation with and with the approval of the audit committee of the Board of Directors. Having adopted a share-based payment valuation methodology that complies with GAAP, and in light of management’s policy regarding the selection of third-party service providers, management believes it eliminated the material weakness.

There were no other changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEMS 1 – 5.  NOT APPLICABLE

ITEM 2.  NOT APPLICABLE

i

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

Date: May 8, 2023

CKX LANDS, INC.

By:

/s/ W. Gray Stream
W. Gray Stream
President
(Principal executive officer)