Form 10-Q
period 2023-06-30
CKX LANDS, INC.
filed 2023-08-11
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,974,427 shares of common stock are issued and outstanding as of August 9, 2023.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	BALANCE SHEETS AS OF JUNE 30, 2023 (UNAUDITED) AND DECEMBER 31, 2022
	STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)
	STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)
	STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)
	NOTES TO FINANCIAL STATEMENTS AS OF JUNE 30, 2023 (UNAUDITED)	1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	5

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

ITEM 4.	CONTROLS AND PROCEDURES	10

PART II.	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	10

ITEM 1A.	RISK FACTORS	10

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	10

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	10

ITEM 4.	MINE SAFETY DISCLOSURES	10

ITEM 5.	OTHER INFORMATION	10

ITEM 6.	EXHIBITS	10

SIGNATURES		12

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CKX LANDS, INC.

BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,386,252	$7,148,207
Certificates of deposit	-	1,004,603
Accounts receivable	83,041	126,423
Prepaid expense and other assets	120,623	28,695
Total current assets	8,589,916	8,307,928
Property and equipment, net	9,098,132	9,079,612
Deferred tax asset	344,853	300,050
Total assets	$18,032,901	$17,687,590

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade payables and accrued expenses	$22,521	$37,626
Unearned revenue	93,548	229,550
Total current liabilities	116,069	267,176
Total liabilities	116,069	267,176

Stockholders' equity:
Common stock, 3,000,000 shares authorized, no par value, 1,988,701 and 1,974,427 shares issued and outstanding, respectively, as of June 30, 2023, and December 31, 2022	59,335	59,335
Additional paid in capital	2,939,366	2,308,537
Treasury stock, 14,274 shares, at cost	(176,592)	(176,592)
Retained earnings	15,094,723	15,229,134
Total stockholders' equity	17,916,832	17,420,414
Total liabilities and stockholders' equity	$18,032,901	$17,687,590

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues:
Oil and gas	$101,361	$141,714	$150,556	$224,142
Timber sales	10,782	88,637	12,683	110,379
Surface revenue	258,237	70,280	372,903	138,442
Surface revenue - related party	-	9,583	-	19,167
Total revenue	370,380	310,214	536,142	492,130
Costs, expenses and (gains):
Oil and gas costs	10,291	14,615	19,229	20,350
Timber costs	2,706	2,950	3,963	3,185
Surface costs	225	-	225	5,129
General and administrative expense	253,991	597,295	901,294	769,643
Depreciation expense	1,065	683	2,130	1,190
Gain on sale of land	-	-	(149,992)	-
Total costs, expenses and (gains)	268,278	615,543	776,849	799,497
Income (loss) from operations	102,102	(305,329)	(240,707)	(307,367)

Interest income	35,535	3,849	61,493	6,455
Miscellaneous income	-	259	-	3,282
Income (Loss) income before income taxes	137,637	(301,221)	(179,214)	(297,630)
Federal and state income tax expense (benefit):
Current	-	(24,530)	-	(25,679)
Deferred	34,409	-	(44,803)	-
Total income taxes	34,409	(24,530)	(44,803)	(25,679)
Net income (loss)	$103,228	$(276,691)	$(134,411)	$(271,951)

Net income (loss) per share:
Basic	$0.05	$(0.14)	$(0.07)	$(0.14)
Diluted	$0.05	$(0.14)	$(0.07)	$(0.14)

Weighted-average shares used in per share calculation:
Basic	1,974,427	1,945,555	1,974,427	1,945,555
Diluted	2,285,223	1,945,555	1,974,427	1,945,555

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, March 31, 2023	1,988,701	$59,335	$(176,592)	$2,835,007	$14,991,495	$17,709,245
Share-based compensation	-	-	-	104,359	-	104,359
Net loss	-	-	-	-	103,228	103,228
Balances, June 30, 2023	1,988,701	$59,335	$(176,592)	$2,939,366	$15,094,723	$17,916,832

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, March 31, 2022	1,942,495	$59,335	$-	$-	$16,551,592	$16,610,927
Issuances under share-based compensation	31,584	-	-	-	-	-
Share-based compensation	-	-		414,291	-	414,291
Repurchases of common stock	-	-	(131,335)	-	-	(131,335)
Net loss	-	-	-	-	(276,691)	(276,691)
Balances, June 30, 2022	$1,974,079	$59,335	$(131,335)	$414,291	$16,274,901	$16,617,192

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, December 31, 2022	1,988,701	$59,335	$(176,592)	$2,308,537	$15,229,134	$17,420,414
Share-based compensation	-	-	-	630,829	-	630,829
Net loss	-	-	-	-	(134,411)	(134,411)
Balances, June 30, 2023	1,988,701	$59,335	$(176,592)	$2,939,366	$15,094,723	$17,916,832

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, December 31, 2021	1,942,495	$59,335	$-	$-	$16,546,852	$16,606,187
Issuances under share-based compensation	31,584	-	-	-	-	-
Share-based compensation	-	-	-	414,291	-	414,291
Repurchases of common stock	-	-	(131,335)	-	-	(131,335)
Net loss	-	-	-	-	(271,951)	(271,951)
Balances, June 30, 2022	1,974,079	$59,335	$(131,335)	$414,291	$16,274,901	$16,617,192

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(134,411)	$(271,951)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	2,130	1,190
Depletion expense	85	174
Deferred income tax benefit	(44,803)	-
Gain on sale of land	(149,992)	-
Unrealized (gain) loss on equity investment on certificates of deposit	-	504
Share-based compensation	630,829	414,291
Changes in operating assets and liabilities:
(Increase) decrease in current assets	(48,546)	(204,138)
Increase (decrease) in current liabilities	(151,107)	(79,349)
Net cash provided by (used in) operating activities	104,185	(139,279)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of mutual funds	-	(538)
Maturity of certificates of deposit	1,004,603	-
Purchase of property and equipment	-	(12,835)
Costs of reforesting timber	(20,735)	(16,462)
Proceeds from the sale of fixed assets	149,992	-
Net cash provided by (used in) investing activities	1,133,860	(29,835)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	-	(131,335)
Net cash used in financing activities	-	(131,335)

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,238,045	(300,449)
Cash and cash equivalents, beginning of the period	7,148,207	7,409,873
Cash and cash equivalents, end of the period	$8,386,252	$7,109,424

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$16,947

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The “Company,” “we,” “us,” and “our,” refer to CKX Lands, Inc.

Note 1:	Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

Impairment of Long-lived Assets

Long-lived assets, such as land, timber and property, buildings, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value may be determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models. During the year ended December 31, 2022, the Company performed a step zero impairment analysis on its long-lived assets and determined there were no qualitative factors that would indicate impairment. No impairment charges were recorded during the six months ended June 30, 2023 and 2022, respectively.

Share-Based Compensation

We maintain one active incentive compensation plan: the 2021 Stock Incentive Plan (the Plan). The Plan provides for the issuance of restricted stock units (RSUs) and performance-based restricted stock units (PSUs) to certain of our employees, non-employee directors and consultants.

For awards that are subject to market conditions, we utilize a binomial-lattice model (i.e., Monte Carlo simulation model), to determine the fair value. The Monte Carlo simulation model utilizes multiple input variables to determine the share-based compensation expense. No shares were granted during the six months ended June 30, 2023.

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

Basic and Diluted Earnings per Share

Net earnings per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income per share excludes all potential common shares if their effect is anti-dilutive. For the six months ended June 30, 2023, dilutive shares attributable to 310,794 restricted stock units and performance shares were excluded in the calculation of diluted earnings per share, as their effect is anti-dilutive due to the Company's net loss for such period. For the three months ended June 30, 2023, dilutive shares attributable 310,794 restricted stock units and performance shares were included in the calculation of diluted earnings per share. For the three and six months ended June 30, 2022, potentially dilutive shares totaling to 325,416 RSU and PSU shares were excluded in the calculation of diluted earnings per share, as their effect is anti-dilutive due to the Company's net loss for such periods.

Dividends

The Company does not currently pay dividends on a regular basis. In determining whether to declare a dividend, the Board of Directors takes into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions, among other information deemed relevant. Dividends paid per common stock are based on the weighted average number of common stock shares outstanding during the period. No dividends were declared during the six months ended June 30, 2023 and 2022, respectively.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Class and Methods and/or Assumptions

Cash and cash equivalents: Carrying value approximates fair value due to its readily convertible characteristic.

Certificates of deposit: Carrying value adjusted to and presented at fair market value.

The estimated fair values of the Company's financial instruments are as follows:

		June 30, 2023		December 31, 2022
Financial Assets:	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	2	$8,386,252	$8,386,252	$7,148,207	$7,148,207
Certificates of deposit	2	-	-	1,004,603	999,919
Total		$8,386,252	$8,386,252	$8,152,810	$8,148,126

Note 3:	Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2023	2022

Land	$6,815,711	$6,815,711
Timber	2,251,215	2,230,564
Equipment	120,872	120,873
	9,187,798	9,167,148
Accumulated depreciation	(89,666)	(87,536)
Total	$9,098,132	$9,079,612

During the six months ended June 30, 2023 and 2022, the Company had a gain on sale of land of $149,992 and $0, respectively.

Depreciation expense was $2,130 and $1,190 for the six months ended June 30, 2023 and 2022, respectively.

Depletion expense was $85 and $174 for the six months ended June 30, 2023 and 2022, respectively.

Note 4:	Segment Reporting

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, timber and surface. The Company’s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

The tables below present financial information for the Company’s three operating business segments:

	Six Months Ended June 30,	Year Ended December 31,
	2023	2022
Identifiable Assets, net of accumulated depreciation
Timber	$2,251,215	$2,230,564
General corporate assets	15,781,686	15,457,026
Total	18,032,901	17,687,590

Capital expenditures:
Timber	$20,735	$16,461
Surface	-	564
General corporate assets	-	12,271
Total segment costs and expenses	$20,735	$29,296

Depreciation and depletion
Oil and gas	$-	$-
Timber	85	883
General corporate assets	2,130	5,039
Total	$2,215	$5,922

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Oil and gas	$101,361	$141,714	$150,556	$224,142
Timber sales	10,782	88,637	12,683	110,379
Surface revenue	258,237	79,863	372,903	157,609
Total segment revenues	370,380	310,214	536,142	492,130

Cost and expenses:
Oil and gas costs	10,291	14,615	$19,229	$20,350
Timber costs	2,706	2,950	3,963	3,185
Surface costs	225	-	225	5,129
Total segment costs and expenses	13,222	17,565	23,417	28,664

Net income (loss) from operations:
Oil and gas	91,070	127,099	$131,327	$203,792
Timber	8,076	85,687	8,720	107,194
Surface	258,012	79,863	372,678	152,480
Total segment net income from operations	357,158	292,649	512,725	463,466
Unallocated other income (expense) before income taxes	(219,521)	(593,870)	(691,938)	(761,096)
Income (loss) before income taxes	$137,637	$(301,221)	$(179,213)	$(297,630)

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

Surface revenue-related party was $0 and $19,167 for the six months ended June 30, 2023 and 2022, respectively. The latter amount was attributable to the OTL with Stream Wetlands described above.

Note 7:	Concentrations

Revenue from the Company's five largest customers for the six months ended June 30, 2023 and 2022, respectively were:

	Six Months Ended June 30,
Count	2023	2022
1	$175,020	$63,096
2	32,884	56,089
3	25,559	34,872
4	24,034	34,003
5	23,660	33,073

Note 8:	Share-Based Compensation

During the year ended December 31, 2022, the Company granted to certain employees an aggregate of 76,755 restricted stock units that vest over a three-year period through July 15, 2024 and 280,245 performance shares that vest upon achievement of certain stock price hurdles as measured during the period from July 15, 2020 through July 15, 2024. Each of the time-based and market-condition awards are subject to the recipient’s continued service with us, the terms and conditions of our stock incentive plan and the applicable award agreement. As of June 30, 2023, 14,622 restricted stock units and 31,584 performance shares vested and the underlying shares were issued to employees.

The share-based compensation expense recognized is included in general and administrative expense in the statements of operations. The total fair value of the awards was $3,374,002 of which $434,636 was unrecognized stock-based compensation expense as of June 30, 2023.

The plan participants elected to have the Company withhold 14,274 shares of the 46,206 shares earned to cover the employee payroll tax withholdings for the vested shares earned during the twelve-month period ended December 31, 2022. These shares are reported as treasury stock on the balance sheet.

The share-based compensation expense recognized by award type was $209,864 and $420,965 for restricted stock units and performance shares, respectively, for the six months ended June 30, 2023.

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

Recent Developments

In the first quarter of 2019, the Company began developing several ranchette-style subdivisions on certain of its lands in Calcasieu and Beauregard Parishes using existing road rights of way.  The Company has identified demand in those areas for ranchette-style lots, which consist of more than three acres each, and the Board of Directors and management believe this project will allow the Company to realize a return on its investment in the applicable lands after payment of expenses.  The Company has completed and recorded plans for three subdivisions.  The three subdivisions are located on approximately 415 acres in Calcasieu Parish and approximately 160 acres in Beauregard Parish, and contain an aggregate of 39 lots.  As of June 30, 2023, the Company has closed on the sale of 21 of the 39 lots. As of the date of this report, the Company is actively marketing the remaining lots.

The Company is working to identify additional undeveloped acres owned by the Company in Southwest Louisiana that would likewise be suitable for residential subdivisions.

During the first six months of 2023, the Company closed on the sale of two 40-acre parcels located in Jefferson Davis Parish in which it had a 16.67% ownership interest (13.3 net acres) for proceeds to the Company of $149,992.

Results of Operations

Summary of Results

The Company’s results of operations for the six months ended June 30, 2023 were driven primarily by a decrease in oil and gas and timber revenue and higher general and administrative expenses, offset by an increase in surface revenues. The increase in surface revenues was primarily attributable to higher oil and gas delay rentals as well as a new pipeline right-of-way agreement. The increase in general and administrative expenses is primarily due to an increase in stock compensation expense, offset by a decrease in commissions, property taxes and payroll expenses.

Revenue – Three Months Ended June 30, 2023

Total revenues for the three months ended June 30, 2023 were $370,380, an increase of approximately 19% when compared with the same period in 2022. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the three months ended June 30, 2023 as compared to 2022, are as follows:

	Three Months Ended June 30,
	2023	2022	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$101,361	$141,714	$(40,353)	(28.5)%
Timber	10,782	88,637	(77,855)	(87.8)%
Surface	258,237	79,863	178,374	223.3%
Total revenues	$370,380	$310,214	$60,166	19.4%

Oil and Gas

Oil and gas revenues were 27% and 46% of total revenues for the three months ended June 30, 2023 and 2022, respectively. A breakdown of oil and gas revenues for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 is as follows:

	Three Months Ended June 30,
	2023	2022	Change from Prior Year	Percent Change from Prior Year
Oil and gas	$98,689	$140,540	$(41,851)	(29.8)%
Lease and geophysical	2,672	1,174	1,498	127.6%
Total revenues	$101,361	$141,714	$(40,353)	(28.5)%

CKX received oil and/or gas revenues from 64 and 65 wells during the three months ended June 30, 2023 and 2022, respectively.

Oil and gas revenues decreased for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, by $41,851. The decrease was due to a decrease in the net oil produced, a decrease in the average sales prices partially offset by an increase in net gas produced.

Lease and geophysical revenues increased for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, by $1,498. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Timber

Timber revenue was $10,782 and $88,637 for the three months ended June 30, 2023 and 2022, respectively. The decrease in timber revenues was due to normal business variations in timber customers’ harvesting.

Surface

Surface revenues increased for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, by $178,374. The increase in surface revenue was due primarily to the receipt of pipeline right-of-way payments associated with a new agreement signed with a natural gas gathering customer, as well as an increase in oil and gas delay rentals, which provide for payments by our lessees to postpone drilling operations during the primary term of the lease to keep the lease in effect, partially offset by a reduction in hunting leases on the Company’s property.

Revenue – Six Months Ended June 30, 2023

Total revenues for the six months ended June 30, 2023 were $536,142, an increase of approximately 9% when compared with the same period in 2022. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the six months ended June 30, 2023 as compared to 2022, are as follows:

	Six Months Ended June 30,
	2023	2022	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$150,556	$224,142	$(73,586)	(32.8)%
Timber sales	12,683	110,379	(97,696)	(88.5)%
Surface revenue	372,903	157,609	215,294	136.6%
Total revenues	$536,142	$492,130	$44,012	8.9%

Oil and Gas

Oil and gas revenues were 28% and 46% of total revenues for the six months ended June 30, 2023 and 2022, respectively. A breakdown of oil and gas revenues for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 is as follows:

	Six Months Ended June 30,
	2023	2022	Change from Prior Year	Percent Change from Prior Year
Oil and gas	$143,727	$221,257	$(77,530)	(35.0)%
Lease and geophysical	6,829	2,885	3,944	136.7%
Total revenues	$150,556	$224,142	$(73,586)	(32.8)%

CKX received oil and/or gas revenues from 66 and 67 wells during the six months ended June 30, 2023 and 2022, respectively.

Oil and gas revenues decreased for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, by $77,530. The decrease was due to a decrease in the net oil and gas produced as well as a decrease in the average sales price.

Lease and geophysical revenues increased for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, by $3,944. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Timber

Timber revenue was $12,683 and $110,379 for the six months ended June 30, 2023 and 2022, respectively. The decrease in timber revenues was due to normal business variations in timber customers’ harvesting.

Surface

Surface revenues increased for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, by $215,294. The increase in surface revenue was due to an increase in oil and gas delay rentals and surface leases, partially offset by a reduction in hunting leases on the Company’s property.

Costs and Expenses – Three and Six Months Ended June 30, 2023

Oil and gas costs decreased for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 by $4,324, and $1,121, respectively. These variances are due to the normal variations in year to year costs.

Timber costs decreased for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, by $244. Timber costs increased for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, by $778. Timber costs are related to timber revenue. The increase is primarily due to increased timber management costs.

Surface costs increased for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, by $225. Surface costs decreased for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, by $4,904. This is primarily due to the timing of land repair and maintenance expenses incurred during the first two quarters of 2022, which were not incurred in 2023.

General and administrative expenses decreased for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, by $343,305. This is primarily due to a decrease in stock compensation expense as the PSU expense was fully recognized in the first quarter of 2023. General and administrative expenses increased for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022 by $131,650. This is primarily due to an increase in stock compensation expense, offset by a decrease in commissions, property taxes and payroll expenses.

Gain on Sale of Land – Three and Six Months Ended June 30, 2023

Gain on sale of land was $149,992 and $0 for the three and six months ended June 30, 2023 and 2022, respectively. For the three and six months ended June 30, 2023, this consisted of a gain on sale of two parcels of land.

Liquidity and Capital Resources

Sources of Liquidity

Current assets totaled $8,589,916 and current liabilities equaled $116,069 at June 30, 2023.

As of June 30, 2023 and December 31, 2022, the Company had no outstanding debt.

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

Analysis of Cash Flows

Net cash provided by (used in) operating activities was $104,185 and ($139,279) for the six months ended June 30, 2023 and 2022, respectively. The decrease in cash used in operating activities was attributable primarily to a decrease in net loss.

Net cash provided by (used in) investing activities was $1,133,860 and ($29,835) for the six months ended June 30, 2023 and 2022, respectively.  For the six months ended June 30, 2023, this primarily resulted from maturity of certificates of deposit of $1,004,603, proceeds of the sale of fixed assets of $149,992, offset by costs of reforesting timber of $20,735. For the six months ended June 30, 2022, this primarily resulted from purchases of mutual funds of $538, purchases of property, plant and equipment of $12,835 and costs of reforesting timber of $16,462.

Net cash used in financing activities was $0 and $131,335 for the six months ended June 30, 2023 and 2022, respectively.  For the six months ended June 30, 2022, this resulted from repurchases of common stock of $131,335.

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the six months ended June 30, 2023 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation and Recent Accounting Pronouncements, to our condensed financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2023, we did not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 3. NOT APPLICABLE

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company’s principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on its evaluation, management concluded that as of June 30, 2023 the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 11, 2023

CKX LANDS, INC.

By:

/s/ W. Gray Stream
W. Gray Stream
President
(Principal executive officer)