Form 10-Q
period 2023-09-30
CKX LANDS, INC.
filed 2023-11-09
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Large accelerated filer	☐	Accelerated filer	☐

Non- accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,974,427 shares of common stock are issued and outstanding as of November 8, 2023.

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	BALANCE SHEETS AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022 (UNAUDITED)
	STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
	STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
	STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022 (UNAUDITED)
	NOTES TO FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2023 (UNAUDITED)	1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	5

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

ITEM 4.	CONTROLS AND PROCEDURES	10

PART II.	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	11

ITEM 1A.	RISK FACTORS	11

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	11

ITEM 4.	MINE SAFETY DISCLOSURES	11

ITEM 5.	OTHER INFORMATION	11

ITEM 6.	EXHIBITS	11

SIGNATURES		13

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CKX LANDS, INC.

BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$7,026,443	$7,148,207
Certificates of deposit	1,508,042	1,004,603
Accounts receivable	66,715	126,423
Prepaid expense and other assets	145,378	28,695
Total current assets	8,746,578	8,307,928
Property and equipment, net	9,096,613	9,079,612
Deferred tax asset	332,942	300,050
Total assets	$18,176,133	$17,687,590

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade payables and accrued expenses	$23,238	$37,626
Unearned revenue	94,826	229,550
Total current liabilities	118,064	267,176
Total liabilities	118,064	267,176

Stockholders' equity:
Common stock, 3,000,000 shares authorized, no par value, 1,988,701 and 1,974,427 shares issued and outstanding, respectively, as of September 30, 2023, and December 31, 2022	59,335	59,335
Additional paid in capital	3,044,871	2,308,537
Treasury stock, 14,274 shares, at cost	(176,592)	(176,592)
Retained earnings	15,130,455	15,229,134
Total stockholders' equity	18,058,069	17,420,414
Total liabilities and stockholders' equity	$18,176,133	$17,687,590

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues:
Oil and gas	$47,924	$188,233	$198,480	$412,375
Timber sales	118,365	87,904	131,048	198,283
Surface revenue	92,742	44,511	465,645	182,953
Surface revenue - related party	-	9,584	-	28,751
Total revenue	259,031	330,232	795,173	822,362
Costs, expenses and (gains):
Oil and gas costs	7,043	17,844	26,271	38,194
Timber costs	842	3,516	4,805	6,701
Surface costs	-	-	225	5,129
General and administrative expense	246,268	411,189	1,147,562	1,180,832
Depreciation expense	1,065	711	3,196	1,901
Gain on sale of land	-	(5,667)	(149,992)	(5,667)
Total costs, expenses and (gains)	255,218	427,593	1,032,067	1,227,090
Income (loss) from operations	3,813	(97,361)	(236,894)	(404,728)

Interest income	43,755	9,107	105,248	15,563
Miscellaneous income	74	-	74	3,282
Income (loss) before income taxes	47,642	(88,254)	(131,572)	(385,883)
Federal and state income tax expense (benefit):
Current	-	(36,551)	-	(62,229)
Deferred	11,910	-	(32,893)	-
Total income taxes	11,910	(36,551)	(32,893)	(62,229)
Net income (loss)	$35,732	$(51,703)	$(98,679)	$(323,654)

Net income (loss) per share:
Basic	$0.02	$(0.03)	$(0.05)	$(0.17)
Diluted	$0.02	$(0.03)	$(0.05)	$(0.17)

Weighted-average shares used in per share calculation:
Basic	1,974,427	1,972,714	1,974,427	1,954,012
Diluted	2,285,223	1,972,714	1,974,427	1,954,012

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, June 30, 2023	1,988,701	$59,335	$(176,592)	$2,939,366	$15,094,723	$17,916,832
Issuances under share-based compensation	-	-	-	-	-	-
Share-based compensation	-	-	-	105,505	-	105,505
Net income	-	-	-	-	35,732	35,732
Balances, September 30, 2023	1,988,701	$59,335	$(176,592)	$3,044,871	$15,130,455	$18,058,069

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, June 30, 2022	1,974,079	$59,335	$(131,335)	$414,291	$16,274,901	$16,617,192
Issuances under share-based compensation	14,622	-	-	-	-	-
Share-based compensation	-	-		293,497	-	293,497
Repurchases of common stock	-	-	(45,257)	-	-	(45,257)
Net loss	-	-	-	-	(51,703)	(51,703)
Balances, September 30, 2022	1,988,701	$59,335	$(176,592)	$707,788	$16,223,198	$16,813,729

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, December 31, 2022	1,988,701	$59,335	$(176,592)	$2,308,537	$15,229,134	$17,420,414
Share-based compensation	-	-	-	736,334	-	736,334
Net loss	-	-	-	-	(98,679)	(98,679)
Balances, September 30, 2023	1,988,701	$59,335	$(176,592)	$3,044,871	$15,130,455	$18,058,069

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, December 31, 2021	1,942,495	$59,335	$-	$-	$16,546,852	$16,606,187
Issuances under share-based compensation	46,206	-	-	-	-	-
Share-based compensation	-	-	-	707,788	-	707,788
Repurchases of common stock	-	-	(176,592)	-	-	(176,592)
Net loss	-	-	-	-	(323,654)	(323,654)
Balances, September 30, 2022	1,988,701	$59,335	$(176,592)	$707,788	$16,223,198	$16,813,729

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(98,679)	$(323,654)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	3,196	1,901
Depletion expense	540	737
Deferred income tax benefit	(32,892)	-
Gain on sale of land	(149,992)	(5,667)
Unrealized (gain) loss on equity investment on certificates of deposit	-	504
Share-based compensation	736,334	707,788
Changes in operating assets and liabilities:
(Increase) decrease in current assets	(56,975)	(148,203)
Increase (decrease) in current liabilities	(149,112)	(57,310)
Net cash provided by operating activities	252,420	176,096

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of certificates of deposit	(1,508,042)	(2,791)
Maturity of certificates of deposit	1,004,603	-
Purchase of property and equipment	-	(12,835)
Costs of reforesting timber	(20,737)	(16,462)
Proceeds from the sale of fixed assets	149,992	5,667
Net cash used in investing activities	(374,184)	(26,421)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	-	(176,592)
Net cash used in financing activities	-	(176,592)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(121,764)	(26,917)
Cash and cash equivalents, beginning of the period	7,148,207	7,409,873
Cash and cash equivalents, end of the period	$7,026,443	$7,382,956

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$16,947

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The “Company,” “we,” “us,” and “our,” refer to CKX Lands, Inc.

Note 1:	Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2022 included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

Impairment of Long-lived Assets

Long-lived assets, such as land, timber and property, buildings, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value may be determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models. During the year ended December 31, 2022, the Company performed a step zero impairment analysis on its long-lived assets and determined there were no qualitative factors that would indicate impairment. No impairment charges were recorded during the nine months ended September 30, 2023 and 2022, respectively.

Share-Based Compensation

We maintain one active incentive compensation plan: the 2021 Stock Incentive Plan (the Plan). The Plan provides for the issuance of restricted stock units (RSUs) and performance-based restricted stock units (PSUs) to certain of our employees, non-employee directors and consultants.

For awards that are subject to market conditions, we utilize a binomial-lattice model (i.e., Monte Carlo simulation model), to determine the fair value. The Monte Carlo simulation model utilizes multiple input variables to determine the share-based compensation expense. Awards for the maximum number of shares issuable under the Plan were made on June 13, 2022. Therefore, no further awards were made under the Plan during the nine months ended September 30, 2023

Share-based compensation expense related to RSUs are expensed over the grant date to the end of the requisite service period using the straight-line method. PSUs are expensed over the grant date to the end of the requisite service period using a model-driven derived service period based upon the median of the price projection scenarios for each performance trigger. The RSUs and PSUs do not have voting rights. We calculate the fair value of our share-based awards on the date of grant.

Basic and Diluted Earnings per Share

Net earnings per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income per share excludes all potential common shares if their effect is anti-dilutive. For the three months ended September 30, 2023, dilutive shares attributable to 310,794 restricted stock units and performance shares were included in the calculation of diluted earnings per share. For the nine months ended September 30, 2023, dilutive shares attributable to 310,794 restricted stock units and performance shares were excluded in the calculation of diluted earnings per share, as their effect is anti-dilutive due to the Company's net loss for such period. For the three and nine months ended September 30, 2022, potentially dilutive shares totaling to 310,794 RSU and PSU shares were excluded in the calculation of diluted earnings per share, as their effect is anti-dilutive due to the Company's net loss for such periods.

Dividends

The Company does not currently pay dividends on a regular basis. In determining whether to declare a dividend, the Board of Directors takes into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions, among other information deemed relevant. Dividends paid per common stock are based on the weighted average number of common stock shares outstanding during the period. No dividends were declared during the nine months ended September 30, 2023 and 2022, respectively.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Class and Methods and/or Assumptions

Cash and cash equivalents: Carrying value approximates fair value due to its readily convertible characteristic.

Certificates of deposit: Carrying value adjusted to and presented at fair market value.

The estimated fair values of the Company's financial instruments are as follows:

		September 30, 2023		December 31, 2022
Financial Assets:	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	2	$7,026,443	$7,026,443	$7,148,207	$7,148,207
Certificates of deposit	2	1,508,042	1,508,042	1,004,603	999,919
Total		$8,534,485	$8,534,485	$8,152,810	$8,148,126

Note 3:	Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2023	2022

Land	$6,815,711	$6,815,711
Timber	2,250,761	2,230,564
Equipment	120,873	120,873
	9,187,345	9,167,148
Accumulated depreciation	(90,732)	(87,536)
Total	$9,096,613	$9,079,612

During the nine months ended September 30, 2023 and 2022, the Company had a gain on sale of land of $149,992 and $5,667, respectively.

Depreciation expense was $3,196 and $1,901 for the nine months ended September 30, 2023 and 2022, respectively.

Depletion expense was $540 and $737 for the nine months ended September 30, 2023 and 2022, respectively.

Note 4:	Segment Reporting

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, timber and surface. The Company’s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

The tables below present financial information for the Company’s three operating business segments:

	Nine Months Ended September 30,	Year Ended December 31,
	2023	2022
Identifiable Assets, net of accumulated depreciation
Timber	$2,250,761	$2,230,564
General corporate assets	15,925,372	15,457,026
Total	18,176,133	17,687,590

Capital expenditures:
Timber	$20,737	$16,461
Surface	-	564
General corporate assets	-	12,271
Total segment costs and expenses	$20,737	$29,296

Depreciation and depletion
Oil and gas	$-	$-
Timber	540	883
General corporate assets	3,196	5,039
Total	$3,736	$5,922

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Oil and gas	$47,924	$188,233	$198,480	$412,375
Timber sales	118,365	87,904	131,048	198,283
Surface revenue	92,742	54,095	465,645	211,704
Total segment revenues	259,031	330,232	795,173	822,362

Cost and expenses:
Oil and gas costs	7,043	17,844	$26,271	$38,194
Timber costs	842	3,516	4,805	6,701
Surface costs	-	-	225	5,129
Total segment costs and expenses	7,885	21,360	31,301	50,024

Net income (loss) from operations:
Oil and gas	40,881	170,389	$172,209	$374,181
Timber	117,523	84,388	126,243	191,582
Surface	92,742	54,095	465,420	206,575
Total segment net income from operations	251,146	308,872	763,872	772,338
Unallocated other income (expense) before income taxes	(203,504)	(397,126)	(895,444)	(1,158,221)
Income (loss) before income taxes	$47,642	$(88,254)	$(131,572)	$(385,883)

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

The Company and Stream Wetlands Services, LLC (“Stream Wetlands”) were parties to an option to lease agreement dated April 17, 2017 (the “OTL”). The OTL provided Stream Wetlands an option to lease certain lands from the Company, subject to the negotiation and execution of a mutually acceptable lease form. On February 28, 2022, Stream Wetlands exercised the OTL and entered into a 25-year lease in exchange for a one-time payment by Stream Wetlands of $38,333. The terms of the lease provide for formulaic contingent payments to the Company based on the amount of revenue threshold. William Gray Stream, the President and a director of the Company, is the president of Stream Wetlands.

The Company’s President is also the President of Matilda Stream Management Inc. (“MSM”) and the Chief Financial Officer is the Chief Investment Officer of MSM. MSM provides administrative and accounting services to the Company for no compensation.

Surface revenue-related party was $0 and $28,751 for the nine months ended September 30, 2023 and 2022, respectively. The latter amount was attributable to the OTL with Stream Wetlands described above.

Note 7:	Concentrations

Revenue from the Company's five largest customers for the nine months ended September 30, 2023 and 2022, respectively were:

	Nine Months Ended September 30,
Count	2023	2022
1	$175,020	$106,373
2	75,999	86,854
3	55,476	63,302
4	37,462	58,662
5	31,076	48,450

Note 8:	Share-Based Compensation

During the year ended December 31, 2022, the Company granted to certain employees an aggregate of 76,755 restricted stock units that vest over a three-year period through July 15, 2024 and 280,245 performance shares that vest upon achievement of certain stock price hurdles as measured during the period from July 15, 2020 through July 15, 2024. Each of the time-based and market-condition awards are subject to the recipient’s continued service with us, the terms and conditions of our stock incentive plan and the applicable award agreement. As of September 30, 2023, 40,204 restricted stock units and 31,584 performance shares had vested, representing a total of 71,788 issuable shares under the Plan. As of September 30, 2023, a total of 46,206 of the issuable shares had been issued to employees, but 25,582 shares associated with underlying vested restricted stock units that vested during the quarter ended September 30, 2023, have not yet been issued to employees.

The share-based compensation expense recognized is included in general and administrative expense in the statements of operations. The total fair value of the awards was $3,374,002 of which $329,131 was unrecognized stock-based compensation expense as of September 30, 2023.

The plan participants elected to have the Company withhold 14,274 shares of the 46,206 shares earned to cover the employee payroll tax withholdings for the vested shares earned during the twelve-month period ended December 31, 2022. These shares are reported as treasury stock on the balance sheet.

The share-based compensation expense recognized by award type was $315,369 and $420,965 for restricted stock units and performance shares, respectively, for the nine months ended September 30, 2023.

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

Cautionary Statement

This Management’s Discussion and Analysis includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like “believe,” “expect,” “plan,” “estimate,” “anticipate,” “intend,” “project,” “will,” “predicts,” “seeks,” “may,” “would,” “could,” “potential,” “continue,” “ongoing,” “should” and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-Q. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from our predictions, including those risks described in our Annual Report on Form 10-K, this Form 10-Q and in our other public filings. These risks and uncertainties also include, but are not limited to, whether the objectives of the Company’s previously announced strategic alternatives review process will be achieved; the terms, timing, structure, benefits and costs of any strategic transaction; whether any such transaction will be consummated at all; the risk that the strategic alternatives review process and its announcement could have an adverse effect on the ability of the Company to retain customers, retain and hire key personnel and maintain relationships with customers, suppliers, employees, shareholders and other business relationships, and on its operating results and business generally; the risk that the strategic alternatives review process could divert the attention and time of the Company’s management; the risk of any unexpected costs or expenses resulting from the strategic alternatives review process; and the risk of any litigation relating to the strategic alternatives review process. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

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

The Company’s Board of Directors regularly evaluates a range of strategic alternatives that could increase shareholder value, and the Board and management conduct due diligence activities in connection with such alternatives. These include opportunities for growth though the acquisitions of land or other assets, business combinations, dispositions of assets and reinvestment of the proceeds, and other alternatives. On August 21, 2023, the Company announced that the Board had determined to initiate a formal process to evaluate strategic alternatives for the Company to enhance value for stockholders and had retained a financial advisor in connection with the process. As noted in the announcement, the Board and the management team are considering a broad range of potential options, including continuing to operate CKX as a public, independent company or a sale of all or part of the company, among other potential alternatives. There is no deadline or definitive timetable set for the completion of the review of strategic alternatives and there can be no assurance that this process will result in CKX pursuing a transaction or any other strategic outcome.

Recent Developments

In the first quarter of 2019, the Company began developing several ranchette-style subdivisions on certain of its lands in Calcasieu and Beauregard Parishes using existing road rights of way.  The Company has identified demand in those areas for ranchette-style lots, which consist of more than three acres each, and the Board of Directors and management believe this project will allow the Company to realize a return on its investment in the applicable lands after payment of expenses.  The Company has completed and recorded plans for three subdivisions.  The three subdivisions are located on approximately 415 acres in Calcasieu Parish and approximately 160 acres in Beauregard Parish, and contain an aggregate of 39 lots.  As of September 30, 2023, the Company has closed on the sale of 21 of the 39 lots. As of the date of this report, the Company is actively marketing the remaining lots.

The Company is working to identify additional undeveloped acres owned by the Company in Southwest Louisiana that would likewise be suitable for residential subdivisions.

During the first nine months of 2023, the Company closed on the sale of two 40-acre parcels located in Jefferson Davis Parish in which it had a 16.67% ownership interest (13.3 net acres) for proceeds to the Company of $149,992.

Results of Operations

Summary of Results

The Company’s results of operations for the nine months ended September 30, 2023 were driven primarily by a decrease in oil and gas and timber revenue, offset by an increase in surface revenues and a decrease in general and administrative expenses. The increase in surface revenues was primarily attributable to higher oil and gas delay rentals as well as a new pipeline right-of-way agreement. The decrease in general and administrative expenses is primarily due to a decrease in commissions, property taxes and payroll expenses, offset by an increase in stock compensation expense.

Revenue – Three Months Ended September 30, 2023

Total revenues for the three months ended September 30, 2023 were $259,031, a decrease of approximately 22% when compared with the same period in 2022. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the three months ended September 30, 2023 as compared to 2022, are as follows:

	Three Months Ended September 30,
	2023	2022	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$47,924	$188,233	$(140,309)	(74.5)%
Timber	118,365	87,904	30,461	34.7%
Surface revenue	92,742	54,095	38,647	71.4%
Total revenues	$259,031	$330,232	$(71,201)	(21.6)%

Oil and Gas

Oil and gas revenues were 19% and 57% of total revenues for the three months ended September 30, 2023 and 2022, respectively. A breakdown of oil and gas revenues for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 is as follows:

	Three Months Ended September 30,
	2023	2022	Change from Prior Year	Percent Change from Prior Year
Oil and Gas	$47,461	$187,575	$(140,114)	(74.7)%
Lease and geophysical	463	658	(195)	(29.6)%
Total revenues	$47,924	$188,233	$(140,309)	(74.5)%

CKX received oil and/or gas revenues from 58 and 80 wells during the three months ended September 30, 2023 and 2022, respectively.

Oil and gas revenues decreased for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, by $140,114. The decrease was due to a decrease in the net oil and gas produced as well as a decrease in the average sales price.

Lease and geophysical revenues decreased for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, by $195. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Timber

Timber revenue was $118,365 and $87,904 for the three months ended September 30, 2023 and 2022, respectively. The increase in timber revenues was due to normal business variations in timber customers’ harvesting.

Surface

Surface revenues increased for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, by $38,647. The increase in surface revenue was due to an increase in oil and gas delay rentals which provide for payments by our lessees to postpone drilling operations during the primary term of the lease to keep the lease in effect, and surface leases, partially offset by a reduction in hunting leases on the Company’s property.

Revenue – Nine Months Ended September 30, 2023

Total revenues for the nine months ended September 30, 2023 were $795,173, a decrease of approximately 3% when compared with the same period in 2022. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the nine months ended September 30, 2023 as compared to 2022, are as follows:

	Nine Months Ended September 30,
	2023	2022	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$198,480	$412,375	$(213,895)	(51.9)%
Timber sales	131,048	198,283	(67,235)	(33.9)%
Surface revenue	465,645	211,704	253,941	120.0%
Total revenues	$795,173	$822,362	$(27,189)	(3.3)%

Oil and Gas

Oil and gas revenues were 25% and 50% of total revenues for the nine months ended September 30, 2023 and 2022, respectively. A breakdown of oil and gas revenues for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 is as follows:

	Nine Months Ended September 30,
	2023	2022	Change from Prior Year	Percent Change from Prior Year
Oil and Gas	$191,188	$408,832	$(217,644)	(53.2)%
Lease and geophysical	7,292	3,543	3,749	105.8%
Total revenues	$198,480	$412,375	$(213,895)	(51.9)%

CKX received oil and/or gas revenues from 66 and 87 wells during the nine months ended September 30, 2023 and 2022, respectively.

Oil and gas revenues decreased for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, by $217,644. The decrease was due to a decrease in the net oil and gas produced as well as a decrease in the average sales price.

Lease and geophysical revenues increased for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, by $3,749. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Timber

Timber revenue was $131,048 and $198,283 for the nine months ended September 30, 2023 and 2022, respectively. The decrease in timber revenues was due to normal business variations in timber customers’ harvesting.

Surface

Surface revenues increased for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, by $253,941. The increase in surface revenue was due primarily to the receipt of pipeline right-of-way payments associated with a new agreement signed with a natural gas gathering customer, as well as an increase in oil and gas delay rentals, which provide for payments by our lessees to postpone drilling operations during the primary term of the lease to keep the lease in effect, partially offset by a reduction in hunting leases on the Company’s property.

Costs and Expenses – Three and Nine Months Ended September 30, 2023

Oil and gas costs decreased for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 by $10,801, and $11,923, respectively. These variances are due to the normal variations in year to year costs.

Timber costs decreased for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, by $2,674. Timber costs decreased for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, by $1,896. The decrease is primarily due to decreased timber management costs.

Surface costs decreased for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 by $0, and $4,094, respectively. This is primarily due to the timing of land repair and maintenance expenses incurred during the first three quarters of 2022, which were not incurred in 2023.

General and administrative expenses decreased for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, by $164,921. This is primarily due to a decrease in stock compensation expense as the Company’s PSU expense was fully recognized in the first quarter of 2023. General and administrative expenses decreased for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 by $33,270. This is primarily due to a decrease in commissions, property taxes and payroll expenses, offset by an increase in stock compensation expense.

Gain on Sale of Land – Three and Nine Months Ended September 30, 2023

Gain on sale of land was $0 and $5,667 for the three months ended September 30, 2023 and 2022, respectively. Gain on sale of land was $149,992 and $5,667 for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, this consisted of a gain on sale of two parcels of land.

Liquidity and Capital Resources

Sources of Liquidity

Current assets totaled $8,746,578 and current liabilities equaled $118,064 at September 30, 2023.

As of September 30, 2023 and December 31, 2022, the Company had no outstanding debt.

In the opinion of management, cash and cash equivalents are adequate for projected operations and possible land acquisitions.

The Company’s Board of Directors regularly evaluates a range of strategic alternatives that could increase shareholder value, and the Board and management conduct due diligence activities in connection with such alternatives. These include opportunities for growth though the acquisitions of land or other assets or business combinations, dispositions of assets and reinvestment of the proceeds, and other alternatives. Additionally, as noted above, the Company announced on August 21, 2023, that the Board had determined to initiate a formal process to evaluate strategic alternatives for the Company to enhance value for stockholders. The cost and terms of any financing to be raised in conjunction with any growth opportunity, including the Company’s ability to raise debt or equity capital on terms and at costs satisfactory to the Company, and the effect of such opportunities on the Company’s balance sheet, are critical considerations in any such evaluation.

Analysis of Cash Flows

Net cash provided by operating activities was $252,420 and $176,096 for the nine months ended September 30, 2023 and 2022, respectively. The increase in cash provided by operating activities was attributable primarily to a decrease in net loss.

Net cash used in investing activities was $374,184 and $26,421 for the nine months ended September 30, 2023 and 2022, respectively.  For the nine months ended September 30, 2023, this primarily resulted from purchases of certificates of deposits of $1,508,042, maturity of certificates of deposit of $1,004,603, proceeds of the sale of fixed assets of $149,992, offset by costs of reforesting timber of $20,737.  For the nine months ended September 30, 2022, this primarily resulted from purchases of mutual funds of $2,791, purchases of property, plant and equipment of $12,835 and costs of reforesting timber of $16,462 offset by proceeds from the sale of fixed assets of $5,667.

Net cash used in financing activities was $0 and $176,592 for the nine months ended September 30, 2023 and 2022, respectively.  For the nine months ended September 30, 2022, this resulted from repurchases of common stock of $176,592.

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the nine months ended September 30, 2023 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation and Recent Accounting Pronouncements, to our condensed financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2023, we did not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 3. NOT APPLICABLE

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company’s principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on its evaluation, management concluded that as of September 30, 2023 the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEMS 1   NOT APPLICABLE

ITEM 1A. RISK FACTORS

Significant Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, including those under the heading “Item 1A. Risk Factors,” which, along with risks described in this report, are risks we believe could materially affect our business, financial condition, or results of operations in future periods. The risks described below are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or results of operations in future periods.

There were no material changes during the period covered in this report to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2022, except as follows:

We cannot assure you that our exploration of strategic alternatives will result in us pursuing a transaction or that any such transaction would be successfully completed, and the process of reviewing strategic alternatives or its conclusion could adversely affect our business and our stockholders.

In August 2023, the Company announced that the Board of Directors had determined to initiate a formal process to evaluate strategic alternatives for the Company to enhance value for stockholders. We are actively working with financial and legal advisors in this strategic alternative review process.

We cannot make any assurances about the timing or outcome of the process, including whether the process will result in a transaction; what the terms, structure, benefits and costs of any transaction will be; or that any transaction that is agreed to will be completed. Entry into or completion of any potential transaction or other strategic alternatives would depend on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, regulatory approvals and the availability of financing for a potential transaction on reasonable terms. Even if a transaction is entered into, we cannot assure you that it will be successful, achieve our objectives or have a positive effect on stockholder value. Our Board of Directors may also determine that no transaction is in the best interest of our stockholders.

We expect to incur expenses, which could be substantial, associated with identifying, evaluating and negotiating potential strategic alternatives. The process of reviewing potential strategic alternatives may be time consuming, distracting and disruptive to our business and our management team. We may also incur additional unanticipated expenses in connection with this process. In addition, we may be subject to costly and time-consuming litigation related to the process. Further, the process may result in the loss of potential business opportunities and have a negative effect on the market price and volatility of our common stock, as well as our ability to retain customers, recruit and retain qualified personnel, and maintain other business relationships.

In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.

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

3.4	Amended and Restated By-Laws of the Registrant (adopted as of August 10, 2023) (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 001-31905) filed on August 14, 2023).

31.1*	Certification of W. Gray Stream, President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Scott A. Stepp, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of W. Gray Stream, President, pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Scott Stepp, Chief Financial Officer, pursuant to 18 U.S.C. Section 1320 and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2023

CKX LANDS, INC.

By:

/s/ W. Gray Stream
W. Gray Stream
President
(Principal executive officer)