Form 10-K
period 2023-12-31
CKX LANDS, INC.
filed 2024-03-27
CIK 352955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

YES ☐     NO ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2023 based on the closing price on that date of $9.99 was $13,977,109.

The number of shares of the registrant’s Common Stock outstanding as of March 18, 2024, was 1,991,337.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement prepared in connection with the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the “Safe Harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, without limitation, the information contained under the heading “Outlook for Fiscal Year 2023” in Item 7 of this report, and any statements containing forward-looking terminology including “may,” ”should,” “likely,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “projects,” or other similar words. These statements are not a guarantee of future performance and are subject to risks, uncertainties and other factors, some of which are set forth in “Item 1A. Risk Factors.” These risks and uncertainties include, but are not limited to, whether the objectives of the Company’s previously announced strategic alternatives review process will be achieved; the terms, timing, structure, benefits and costs of any strategic transaction; whether any such transaction will be consummated at all; the risk that the strategic alternatives review process and its announcement could have an adverse effect on the ability of the Company to retain customers, retain and hire key personnel and maintain relationships with customers, suppliers, employees, shareholders and other business relationships, and on its operating results and business generally; the risk that the strategic alternatives review process could divert the attention and time of the Company’s management; the risk of any unexpected costs or expenses resulting from the strategic alternatives review process; and the risk of any litigation relating to the strategic alternatives review process. Many risks are beyond our control and difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information may be contained in the Company’s future reports periodically filed with the SEC.

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

Employees

The Company has two employees, both of whom are part-time. The Company is not subject to union contracts nor does the Company have any medical benefit, pension, profit sharing, option or deferred compensation programs. The Company has a stock incentive plan adopted in connection with the Executive Employment Agreement effective July 15, 2020, as amended, with its President, and the Company’s Chief Financial Officer is also a participant in the plan. The plan permits the Company to grant restricted stock units or performance shares for up to 357,000 shares of its common stock. The Company granted awards for all 357,000 shares issuable under the plan on June 13, 2022. Of those awards, 14,622 restricted stock units and 31,584 performance share units vested and the underlying shares were issued during the year ended December 31, 2022 and 25,582 restricted stock units vested and the underlying shares were issued during the year ended December 31, 2023.

Customers

The Company’s customers are those who have mineral leases on Company lands, purchase timber in competitive bids or execute surface leases for farming, hunting, right of ways or other purposes. During 2023, the Company received approximately 69.18% of its total revenues from the following customers:

Customer	Revenue Type	% of Total Revenue
Venture Global CP Express, LLC	Surface Lease	27.20%
New Generation Gas Gathering, LLC	Surface Lease	11.78%
Ballard Exploration Company	Oil & Gas	9.53%
Bennett Timber Co., LLC	Timber	5.29%
Louisiana Timber Procurement	Timber	5.12%
Cedar Holdco, LLC	Surface Lease	3.71%
Talos Low Carbon Solutions, LLC	Oil & Gas	3.67%
Chato Energy, LLC	Oil & Gas	2.88%

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

We cannot assure you that our exploration of strategic alternatives will result in us pursuing a transaction or that any such transaction would be successfully completed. The process of reviewing strategic alternatives or its conclusion could adversely affect our business and our stockholders.

In August 2023, we announced that our Board of Directors had determined to initiate a formal process to evaluate strategic alternatives for the Company to enhance value for stockholders. We are actively working with financial and legal advisors in this strategic alternative review process.

We cannot make any assurances about the timing or outcome of the process, including whether the process will result in a transaction; what the terms, structure, benefits and costs of any transaction will be; or that any transaction that is agreed to will be completed. Entry into or completion of any potential transaction or other strategic alternatives would depend on a number of factors that may be beyond our control, including, among other things, general economic and market conditions, industry trends, regulatory approvals and the availability of financing for a potential transaction on reasonable terms. Even if a transaction is entered into, we cannot assure you that it will be successful, achieve our objectives or have a positive effect on stockholder value. Our Board of Directors may also determine that no transaction is in the best interest of our stockholders.

We expect to incur expenses, which could be substantial, associated with identifying, evaluating and negotiating potential strategic alternatives. The process of reviewing potential strategic alternatives may be time-consuming, distracting and disruptive to our business and our management team. We may also incur additional unanticipated expenses in connection with this process. In addition, we may be subject to costly and time-consuming litigation related to the process. Further, the process may result in the loss of potential business opportunities and have a negative effect on the market price and volatility of our common stock, as well as our ability to retain customers, recruit and retain qualified personnel, and maintain other business relationships.

In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.

Our operations and properties could be adversely affected by hurricanes or other adverse weather events, natural disasters, or other significant disruptions.

Our properties are located principally in southwest Louisiana, where major hurricanes and flooding have occurred. Depending on where any hurricane makes landfall or flooding occurs, our properties could be significantly damaged, and income-producing activities on our properties could be disrupted. For example, approximately 33 percent of our standing timber was at least partially damaged, and oil and gas production on our lands was temporarily interrupted due to Hurricane Laura in August 2020. In addition, the occurrence and frequency of hurricanes and flooding in Louisiana could also negatively impact demand for the use of our real estate assets because of perceptions of hurricane and flooding risks. In addition to hurricanes, the occurrence of other natural disasters and climate conditions in Louisiana, such as tornadoes, fires, unusually heavy or prolonged rain, droughts, prolonged freezing temperatures and heat waves, could have an adverse effect on our ability to use our properties or realize income from our properties.

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

We have only two employees, both of whom are part-time and serve as our corporate officers. Therefore, we substantially depend on local third-party managers for the day-to-day management of our timberland properties. The cash flows from our timberland properties may be adversely affected if the property manager fails to provide quality services. These third-party managers may fail to manage our properties effectively or efficiently or in accordance with the terms of our agreement with them. If any of these events occurs, we could incur losses or face liabilities from the loss or injury to our property or to persons at our properties. In addition, disputes may arise between us and third-party managers, and we may incur significant expenses to resolve those disputes or terminate the relevant agreement with the third parties and locate and engage competent and cost-effective alternative service providers to remediate any mismanagement and/or manage the relevant properties. Additionally, third-party managers may manage and own other properties that may compete with our properties, which may result in conflicts of interest and decisions regarding the operation of our properties that are not in our best interests.

We have less control over the management of lands that we co-own versus lands of which we are the sole owner, which could negatively impact our revenues and financial condition.

We co-own approximately 46% of our net acres with other persons. A majority of our co-owned acres are held in the form of a 1/6 undivided interest in approximately 33,200 acres (5,533 net acres) of predominantly undeveloped land located in Southern Louisiana. There is no formal co-ownership agreement in place with respect to our co-owned lands, so all major decisions concerning these lands require the unanimous agreement of all the co-owners. As a result, we cannot control these decisions. These decisions include, among other things, whether to sell the property (other than selling our undivided interest in the property), whether to lease the property for surface or mineral income, and whether to harvest timber on the property. We have historically enjoyed a constructive relationship with our co-owners, and believe all co-owners share a desire to maximize the value of the co-owned lands over the long term. However, our lack of control over our co-owned lands may prevent us from managing those lands in the manner we think is in the best interest of our company and our shareholders, and could negatively affect our revenues and profitability, and the value of our undivided interests.

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

We rely on third parties to conduct oil and gas exploration and production activity on our lands. If we are not successful in attracting third parties to conduct that activity or if there is any significant interruption in existing activity on our lands, our results of operations, financial condition and cash flows would be adversely affected. Additionally, our ability to generate future earnings depends on third parties finding new production on our land to replace present production as it is depleted. Oil and gas prices, as well as new technology, will affect the possibility of replacing present production.

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

The COVID-19 pandemic created a global health crisis and an unprecedented disruption of commercial activity around the world, including in Louisiana. The future consequences of COVID-19 or other pandemics, wars or other hostilities, geopolitical instability, widespread cyberattacks, climate events or other national or global crises are uncertain and we cannot predict how such events may affect our future financial condition and results of operations.

Disruptions in commercial activity and changes in consumer spending resulting from the COVID-19 pandemic significantly affected worldwide commerce and the global economy. Although we operated continuously throughout the pandemic, and while conditions in the U.S. and around the world have significantly improved, we cannot predict how new variants of coronavirus could impact our operations in the future. In addition, we could be affected by other significant events in the United States or abroad that could cause similar disruptions in commerce, like future pandemics, the outbreak of war or other hostilities, geopolitical conflicts, cyberattacks affecting infrastructure we depend on, and climate emergencies. Among other possible effects, these kinds of events could materially and adversely affect us in the following ways:

●

We have two employees, who are our President and Chief Financial Officer.  They both work on a part-time basis. Although our Board of Directors has an emergency management succession plan in case they become unavailable due to illness, death or other reasons, the transition in management to their interim successors may be impeded by the lack of other employees.  In addition, it may be more difficult for our Board of Directors to attract and retain a permanent replacement for their positions.  Likewise, if a significant number of our directors were to be incapacitated, the continuity of our operations might be materially and adversely affected.

●

We depend on third parties for the generation of revenues, such as exploration and production companies, land management companies, surface lessees and timber mills. If any of these businesses limit or suspend their operations due to adverse events or their economic effects, our operations could be materially, adversely affected. We may be unable to determine whether declines in income-producing activities on our lands are the result of such events or other conditions.

●	A recession in Louisiana where our lands are located may depress the values of our lands and falling commodity prices could continue to reduce certain of our revenue streams.

The direct and indirect effects of the COVID-19 pandemic are widespread and may evolve, and the effects of similar future disasters are also uncertain. It is possible that the pandemic and similar events, and economic conditions resulting from those events, could affect our business in the future in ways that we do not or cannot now anticipate.

Our overall business is subject to risks associated with the real estate industry.

We are subject to all risks related to investment in real estate, many of which relate to the general lack of liquidity of real estate investments, including, but not limited to:

●

changes in general or local economic conditions where our properties are located, including but not limited to increases in interest rates and broad uncertainty regarding inflation, the possibility of a recession, other U.S. macroeconomic conditions, and U.S. political instability;

●	lack of availability of financing at favorable rates (or at all) that may render the purchase, sale or refinancing of a property more difficult or unattractive;
●	changes in real estate and zoning laws; and
●	increases in real estate taxes and insurance costs.

The costs, time burden and risks associated with being a publicly traded company continue to increase.

Because we are a public company filing reports with the SEC, we are subject to regulatory and public scrutiny and extensive and complex regulation. In addition, we are required to maintain financial accounting controls and comply with rules concerning the accuracy and completeness of our books and records. In addition to regulation by the SEC, we are subject to the listing fees and rules of the NYSE American stock exchange. The NYSE American rules contain requirements related to corporate governance, communications with shareholders, and various other matters. Compliance with these public company obligations requires significant time and expense. Other expenses associated with being a public company include auditing, accounting and legal fees and expenses, director and officer liability insurance costs, transfer agent fees and other expenses. The cost of being a publicly traded company is substantial, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company.

Changing laws, regulations and standards relating to corporate governance and public disclosure has created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Over time, as the SEC and NYSE American have adopted new rules, including rules requiring us to make additional public disclosures, the costs and time necessary for us to comply with public company rules has increased. Failure to comply with these requirements can have numerous adverse consequences, including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence, delisting of our securities and/or governmental or private actions against us. Our efforts to comply with new and changing regulations are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention.

Our common stock may not have an active, liquid, and orderly trading market, and our stock price may be volatile.

Our common stock may not have an active, liquid, and orderly trading market due to the relatively low number of shares that are available for trading, and the spread between the bid and ask prices for shares of our stock may be wide. These conditions may depress the trading price of our stock. Active, liquid, and orderly trading markets usually result in less price volatility and more efficiency in carrying out purchase and sale orders. The trading volume in our common stock may fluctuate and cause price variations to occur.

The market price of our common stock could also vary significantly because of a number of other factors, some of which are beyond our control, including the following:

●	actual or anticipated variations in our quarterly operating results or dividends;
●	changes in our results of operations or cash flows;
●	publication of research reports about us or the real estate industry;
●	changes in market valuations of similar companies;
●	speculation in the press or investment community about topics such as our strategic plans;
●	the realization of any of the other risk factors presented in this annual report;
●	the extent of investor interest in our common stock;
●	our underlying asset value;
●	investor confidence in the stock and bond markets, generally;
●	changes in tax laws; and
●	general market and economic conditions.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

Because of our company’s small size and the nature of our operations, our information technology systems are minimal. The records stored on the company’s systems are primarily non-financial in nature. We have outsourced all of our internal bookkeeping and accounting functions to a third-party accounting firm that maintains all of our financial records on its systems. We rely on the third party’s cybersecurity protections and procedures to safeguard our information, and a consideration of the protections put in place by that firm and any other service provider that receives our information is a critical part of management’s decision to engage the provider.

Our President is responsible for assessing, identifying and managing risks to us from cybersecurity threats. Under his direction, we have contracted with a third-party IT and cybersecurity consultant that monitors our IT systems and firewall protections, as well as those of Matilda Stream Management, which provides offices and administrative services to us.

It is management’s judgment that the processes in place for monitoring cybersecurity risk, including the services provided by the IT consultant, are appropriate given the nature of our systems and our business. We have not encountered cybersecurity incidents or challenges that have materially affected or are reasonably likely to materially affect our company, strategy, results of operations or financial condition.

Our full board of directors is responsible for overseeing and managing risk to our business. Given the extent of our IT systems and the nature of our business, management has determined that it is not currently necessary to make regularly scheduled reports to the board regarding our IT systems and cybersecurity. However, management continually reassesses the most significant risks to our business and would promptly report to the board of directors any material change in the level of risk to our business from cybersecurity threats. Management will continue to consult with our third-party IT firm to monitor this risk and adopt any recommended security protections and best practices.

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

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company was not involved in any legal proceedings as of December 31, 2023.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the NYSE American under the trading symbol CKX.

Common Stock

As of March 18, 2024, there were 1,991,337 shares outstanding. There were no sales of unregistered securities of the Company and no purchases of CKX equity securities by the Company during 2023 (other than shares that were withheld by the Company to satisfy tax withholding obligations of stock plan participants incurred upon the vesting of stock awards).

Holders

On March 18, 2024, we had 273 stockholders of record.

Issuer Purchases of Equity Securities

During the fourth quarter of fiscal year 2023, the Company repurchased shares of its common stock as follows:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May yet Be Purchased under the Plans or Programs
Oct. 1 – Oct. 31, 2023			–	–
Nov. 1 – Nov. 30, 2023			–	–
Dec. 1 – Dec. 31, 2023	8,672	$10.05	–	–
Total			–	–

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

Pursuant to a dividend reversion clause in the Company’s Articles of Incorporation, dividends not claimed within one year after a dividend becomes payable will expire and revert in full ownership to the Company and the Company’s obligation to pay such dividend will cease. During 2023 and 2022, the Company received no dividend reversions.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our audited condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report.

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

Recent Developments

In 2019, the Company began developing several ranchette-style subdivisions on certain of its lands in Calcasieu and Beauregard Parishes using existing road rights of way.  The Company has identified demand in those areas for ranchette-style lots, which consist of more than three acres each, and the Board of Directors and management believe this project will allow the Company to realize a return on its investment in the applicable lands after payment of expenses.  The Company has completed and recorded plans for three subdivisions.  The three subdivisions are located on approximately 415 acres in Calcasieu Parish and approximately 160 acres in Beauregard Parish and contain an aggregate of 39 lots.  As of December 31, 2023, the Company has closed on the sale of 21 of the 39 lots. As of the date of this report one sale was pending, and the Company is actively marketing the remaining lots.

The Company is working to identify additional undeveloped acres owned by the Company in Southwest Louisiana that would likewise be suitable for residential subdivisions.

During 2023, the Company closed on the sale of two 40-acre parcels located in Jefferson Davis Parish in which it had a 16.67% ownership interest (13.3 net acres) for proceeds to the Company of $149,992.

Summary of Fiscal Year 2023 Results

The Company had net income for the year ended December 31, 2023 of $142,961 compared to a net loss of $1,317,718 for the year ended December 31, 2022. This change was primarily attributable to a decrease of $1,466,698 in share-based compensation expense, an increase in gain on sale of land of $131,020, offset by a decrease of deferred tax benefits. The Company has granted awards for all of the shares that are issuable under its stock incentive plan, and no further awards may be made under the plan.

Results of Operations - for the years ended December 31, 2023 and 2022

Revenue

Total revenues for 2023 were $1,485,605, an increase of approximately 34% when compared with 2022 revenues of $1,105,494. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the year ended December 31, 2023 as compared to 2022, are as follows:

	Years Ended December 31,
	2023	2022	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$380,654	$596,755	$(216,101)	(36.2)%
Timber sales	154,147	219,974	(65,827)	(29.9)%
Surface revenue	950,804	288,765	662,039	229.3%
Total revenues	$1,485,605	$1,105,494	$380,111	34.4%

Oil and Gas

Oil and gas revenues were 26% and 54% of total revenues for 2023 and 2022, respectively. A breakdown of oil and gas revenues for the years ended December 31, 2023, as compared to 2022 are as follows:

	Years Ended December 31,
	2023	2022	Change from Prior Year	Percent Change from Prior Year
Oil	$302,572	$455,277	$(152,705)	(33.5)%
Gas	32,043	108,852	(76,809)	(70.6)%
Lease and geophysical	46,039	32,626	13,413	41.1%
Total revenues	$380,654	$596,755	$(216,101)	(36.2)%

CKX received oil and/or gas revenues from 72 and 95 wells during the years ended December 31, 2023 and 2022, respectively.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Net oil produced (Bbl)(2)	3,826	4,719
Average oil sales price (per Bbl)(1,2)	$79.08	$96.48
Net gas produced (MCF)	8,976	14,891
Average gas sales price (per MCF)(1)	$3.57	$7.31

(1) Before deduction of production costs and severance taxes
(2) Excludes plant products

Oil revenues decreased for the year ended December 31, 2023, as compared to 2022, by $152,705. Gas revenues decreased for the year ended December 31, 2023, as compared to 2022, by $76,809. As indicated from the schedule above, the decrease in oil revenues was due to a decrease in net oil produced and a decrease in the average oil sales price per barrel. The decrease in gas revenues was due to a decrease in the average price per MCF and a decrease in net gas produced.

The following eight fields produced 96.70% of the Company’s oil and gas revenues in 2023. The following table shows the number of barrels of oil (Bbl Oil) and MCF of gas (MCF Gas) produced from these fields.

Field	Bbl Oil	MCF Gas
Bon Air	617	5,726
South Bear Head Creek	1,137	759
Reeves	663	4,893
Cowards Gully	715	-
Gonzales County	637	208
Castor Creek	452	-
South Lake Charles	202	2,175
Lake Arthur	116	1,446

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

Lease and geophysical revenues increased for the year ended December 31, 2023, as compared to 2022, by $13,413. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Timber

Timber revenues were 10% and 20% of total revenues for 2023 and 2022, respectively. Timber revenues decreased for the year ended December 31, 2023, as compared to the year ended December 31, 2022, by $65,827. Management believes the decline in timber revenue versus 2022 is primarily a result of timber harvest timing, and, to a lesser extent, weather. In management’s opinion, demand for timber in the Company’s region was stable during 2023.

Surface

Surface revenues were 64% and 26% of total revenues for 2023 and 2022, respectively. Surface revenues increased for the year ended December 31, 2023, as compared to 2022, by $662,039. This increase is reflective of sustained robust economic activity in the region, including industrial project development and pipeline construction.

Costs and Expenses

Oil and gas costs decreased for the year ended December 31, 2023 as compared to 2022 by $8,635. These variances are due to the normal variations in year to year costs, which correlate directly with variations in revenues.

Timber costs decreased for the year ended December 31, 2023 as compared to 2022 by $16,063. This is primarily due to decreased timber management costs.

General and administrative expenses decreased for the year ended December 31, 2023 as compared to 2022 by $1,425,410 This is primarily due to decreased officer share-based compensation expense.

Gain on Sale of Land and Equipment

Gain on sale of land was $149,992 and $18,972 for the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, this consisted of a gain on sale of two parcels of land. For the year ended December 31, 2022, this consisted of a gain on the sale of two parcels of land.

Outlook for Fiscal Year 2024

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

Liquidity and Capital Resources

Sources of Liquidity

The Company’s current assets totaled $9,388,882 and current liabilities equaled $495,348 at December 31, 2023.

As of December 31, 2023, and 2022, the Company had no outstanding debt.

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

Analysis of Cash Flows

Net cash provided by operating activities increased by $463,262 to $876,953 for the year ended December 31, 2023, compared to $413,691 for the year ended December 31, 2022. The change in cash provided by operating activities was attributable primarily to the increase in revenue of $380,111 and a decrease in operating expenses, excluding the gain on sale of land.

Net cash used in investing activities was $391,315 and $498,765 for the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, this included purchases of certificates of deposit of $1,525,173, costs of reforesting timber of $20,737, offset by maturity of certificates of deposits of $1,004,603 and proceeds from the sale of fixed assets of $149,992. For the year ended December 31, 2022, this consisted of purchases of certificates of deposit of $1,000,000, costs of reforesting timber of $16,461, purchases of property and equipment of $12,271, and purchases of land of $564, offset by sales of mutual funds of $511,559 and proceeds from the sale of fixed assets of $18,972.

Net cash used in financing activities was $87,156 and $176,592 for the year ended December 31, 2023, and 2022, respectively. For the year ended December 31, 2023, this consisted of repurchases of common stock of $87,156. For the year ended December 31, 2022, this consisted of repurchases of common stock of $176,592.

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

The Company’s financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of December 31, 2023 and 2022 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended have been audited by MaloneBailey, LLP. MaloneBailey, LLP is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures that are designed to provide reasonable assurance that such information is accumulated and communicated to our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls and procedures included a review of the control objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. After conducting this evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were not effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to  our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our principal executive and financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, as required by Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control - Integrated Framework. Based on our assessment under the framework in Internal Control - Integrated Framework (2013 framework), our principal executive and financial officers concluded that our internal control over financial reporting was not effective as of December 31, 2023, due to a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s assessment of the Company’s internal control over financial reporting as of December 31, 2023 determined that the following material weakness exists:

●	We did not design and maintain adequate control activities related to the accounting and disclosure for stock-based compensation for vesting and issued shares

These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore, we concluded that the deficiencies represent a material weakness in our internal control over financial reporting as of December 31, 2023.

Notwithstanding the material weakness, our principal executive officer and principal financial officer have concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Form 10-K, in conformity with GAAP.

Remediation Plan

In response to the above, management adopted during the first fiscal quarter of 2024 a policy under which management must approve quarter-end closing journal entries submitted by third party providers. Management believes that the adoption and implementation of this policy will remediate the material weakness.

Changes in Internal Controls over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information as of December 31, 2023, about equity compensation plans (including individual compensation arrangements) under which equity securities of the Registrant are authorized for issuance. The Registrant’s only equity compensation plan is its stock incentive plan approved by its shareholders on May 6, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	285,212	–	0
Equity compensation plans not approved by security holders	–	–	–
Total	285,212	–	–

(1)         The plan authorized awards of performance shares and time-vesting restricted stock units (“RSU’s”) representing a total of 357,000 shares issuable under the plan. Awards for all 357,000 shares issuable under the plan were granted on June 13, 2022. As of the date of this report, 31,584 performance shares and 40,204 RSU’s have vested, leaving 285,212 shares issuable that remain subject to outstanding, unvested awards.

(2)         As of the date of this report, awards for all of the shares issuable under the plan have been granted.

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

10.2+	Executive Employment Agreement between the Registrant and Scott Stepp dated May 9, 2022 (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-31905) filed on May 9, 2022).

10.3+	CKX Lands, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed on May 28, 2021, Registration No. 333-256589).

10.4+	Stock Award Agreement dated June 13, 2022 between the Registrant and W. Gray Stream (incorporated by reference to Exhibit 10.4 to Form 10-Q (File No. 001.-31905) for the quarter ended June 30, 2022).

10.5+	Stock Award Agreement dated June 13, 2022 between the Registrant and Scott A. Stepp (incorporated by reference to Exhibit 10.3 to Form 10-Q (File No. 001.-31905) for the quarter ended June 30, 2022).

23.1*	Consent of MaloneBailey, LLP.

31.1*	Certification of W. Gray Stream, President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Scott Stepp, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of W. Gray Stream, President pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Scott Stepp, Chief Financial Officer, pursuant to 18 U.S.C. Section 1320 and Section 906 of the Sarbanes- Oxley Act of 2002.

97*	Policy for the Recovery of Erroneously Awarded Compensation.

101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.DEF*	Inline XBRL Taxonomy Extension Definition
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2024.

CKX LANDS, INC.

By:

/s/W. Gray Stream
W. Gray Stream
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2024.

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

CKX LANDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CKX Lands, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CKX Lands, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 27, 2024

CKX LANDS, INC.

BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$7,546,689	$7,148,207
Certificates of deposit	1,525,173	1,004,603
Accrued accounts receivable	104,741	126,423
Prepaid expense and other assets	212,279	28,695
Total current assets	9,388,882	8,307,928
Property and equipment, net	9,095,403	9,079,612
Deferred tax asset	329,121	300,050
Total assets	$18,813,406	$17,687,590

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade payables and accrued expenses	$159,159	$37,626
Income tax payable	151,404	-
Unearned revenue	184,785	229,550
Total current liabilities	495,348	267,176
Total liabilities	495,348	267,176

Stockholders' equity:
Common stock, 3,000,000 shares authorized, no par value, 2,014,283 and 1,991,337 shares issued and outstanding, respectively, as of December 31, 2023, and 1,988,701 and 1,974,427 shares issued and outstanding, respectively, as of December 31, 2022	59,335	59,335
Additional paid in capital	3,150,376	2,308,537
Treasury stock, 22,946 and 14,274 shares, at cost, respectively, as of December 31, 2023 and 2022	(263,748)	(176,592)
Retained earnings	15,372,095	15,229,134
Total stockholders' equity	18,318,058	17,420,414
Total liabilities and stockholders' equity	$18,813,406	$17,687,590

The accompanying notes are an integral part of these financial statements.

CKX LANDS, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2023	2022

Revenues:
Oil and gas	$380,654	$596,755
Timber sales	154,147	219,974
Surface revenue	950,804	250,432
Surface revenue - related party	-	38,333
Total revenue	1,485,605	1,105,494
Costs, expenses and (gains):
Oil and gas costs	41,677	50,312
Timber costs	12,601	28,664
Surface costs	4,926	7,273
General and administrative expense	1,450,308	2,875,718
Depreciation expense	4,261	5,039
Gain on sale of land	(149,992)	(18,972)
Total costs, expenses and (gains)	1,363,781	2,948,034
Income (loss) from operations	121,824	(1,842,540)

Interest income	160,303	35,340
Miscellaneous income	74	1,769
Income (loss) before income taxes	282,201	(1,805,431)
Federal and state income tax expense (benefit):
Current	110,169	-
Deferred	29,071	(487,713)
Total income taxes	139,240	(487,713)
Net income (loss)	$142,961	$(1,317,718)

Net income (loss) per share:
Basic	$0.07	$(0.67)
Diluted	$0.07	$(0.67)

Weighted-average shares used in per share calculation:
Basic	1,974,473	1,958,865
Diluted	2,011,024	1,958,865

The accompanying notes are an integral part of these financial statements.

CKX LANDS, INC. STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, December 31, 2022	1,988,701	$59,335	$(176,592)	$2,308,537	$15,229,134	$17,420,414
Issuances under share-based compensation	25,582	-	-	-	-	-
Share-based compensation	-	-	-	841,839	-	841,839
Repurchases of common stock	-	-	(87,156)	-	-	(87,156)
Net income	-	-	-	-	142,961	142,961
Balances, December 31, 2023	2,014,283	$59,335	$(263,748)	$3,150,376	$15,372,095	$18,318,058

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, December 31, 2021	1,942,495	$59,335	$-	$-	$16,546,852	$16,606,187
Issuances under share-based compensation	46,206	-	-	-	-	-
Share-based compensation	-	-	-	2,308,537	-	2,308,537
Repurchases of common stock	-	-	(176,592)	-	-	(176,592)
Net loss	-	-	-	-	(1,317,718)	(1,317,718)
Balances, December 31, 2022	1,988,701	$59,335	$(176,592)	$2,308,537	$15,229,134	$17,420,414

The accompanying notes are an integral part of these financial statements.

CKX LANDS, INC.

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$142,961	$(1,317,718)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	4,261	5,039
Depletion expense	685	883
Deferred income taxes	(29,071)	(300,050)
Gain on sale of land	(149,992)	(18,972)
Unrealized gain on equity investment in mutual funds	-	(8,727)
Share-based compensation	841,839	2,308,537
Changes in operating assets and liabilities:
Increase in current assets	(161,902)	(73,577)
Increase (decrease) in current liabilities	228,172	(181,724)
Net cash provided by operating activities	876,953	413,691

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of certificates of deposit	(1,525,173)	(1,000,000)
Maturity of certificates of deposit	1,004,603	-
Sales of mutual funds	-	511,559
Purchase of property and equipment	-	(12,271)
Costs of reforesting timber	(20,737)	(16,461)
Purchases of land	-	(564)
Proceeds from the sale of fixed assets	149,992	18,972
Net cash used in investing activities	(391,315)	(498,765)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	(87,156)	(176,592)
Net cash used in financing activities	(87,156)	(176,592)

NET CHANGE IN CASH AND CASH EQUIVALENTS	398,482	(261,666)
Cash and cash equivalents, beginning of the period	7,148,207	7,409,873
Cash and cash equivalents, end of the period	$7,546,689	$7,148,207

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Concentration of Credit Risk

The Company maintains its cash balances in nine financial institutions. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation’s insured limit of $250,000. The Company has not experienced any losses in such accounts and management believes the Company is not exposed to any significant credit risk on its cash balances.

Cash Equivalents

Cash equivalents are highly liquid debt instruments with original maturities of three months or less when purchased.

Certificate of Deposits

Certificates of deposit have maturities greater than three months when purchased, in amounts not greater than $250,000. All certificates of deposit are held until maturity and recorded at cost which approximates fair value. Certificates of deposit matured in February 2024. Certificates of deposit with a maturity of one year or less are classified as short-term. Certificates of deposit with a maturity of more than one year are classified as long-term.

Accrued Accounts Receivable

The Company’s accrued accounts receivable consist of incomes received after quarter-end for royalties produced prior to quarter-end. When there are royalties that have not been received at the time of the preparation of the financial statements for months in the prior quarter, the Company estimates the amount to be received based on the average of the most recent 12 month’s royalties that were received from that particular well. The Company does not maintain an allowance for doubtful accounts because other than the accrual for earned but not received royalties, it has no accounts receivable.

Property, Building and Equipment

Property, building, and equipment is stated at cost. Major additions are capitalized. Maintenance and repairs are charged to income as incurred. Depreciation is computed on the straight-line and accelerated methods over the following estimated useful lives of the assets:

Furniture and equipment (years)	5	-	7
Land improvements (years)		15

Impairment of Long-lived Assets

Long-lived assets, such as land, timber and property, buildings, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value may be determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models. During the year ended December 31, 2023, the Company performed a step zero impairment analysis on furniture and fixtures and land improvements and determined there were no qualitative factors that would indicate impairment. No impairment charges were recorded during the years ended December 31, 2023 and 2022. During the year ended December 31, 2023, no impairment triggering factors were noted and no quantitative analysis was performed.

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

Oil and Gas

Oil and gas revenue is generated through customer contracts, where we provide the customer access to a designated tract of land upon which the customer performs exploration, extraction, production and ultimate sale of the oil and gas. The Company receives royalties on all oil and gas produced by the customer. The performance obligation identified in oil and gas related contracts is the oil and gas produced on the designated tract of land. The performance obligation is satisfied at a point in time, which is when the customer produces oil and gas. The transaction price is comprised of fixed fees (royalties) on all oil and gas produced. The Company accrues monthly royalty revenues based upon estimates and adjusts to actual as the Company receives payments. Net accrued royalty income was $104,741 and $126,423 as of December 31, 2023 and 2022, respectively. There are no capitalized contract costs associated with oil and gas contracts.

Timber

Timber revenue is generated through customer contracts executed as a pay-as-cut arrangement, where the customer acquires the right to harvest specified timber on a designated tract for a set period of time at agreed-upon unit prices. The performance obligation identified in timber related contracts is the severing of a single tree.

We satisfy our performance obligation when timber is severed, at which time revenue is recognized. The transaction price for timber sales is determined using contractual rates applied to harvest volumes. The Company may receive a deposit at the time of entering into a stumpage agreement and this deposit is recorded in unearned revenue until earned. The Company held stumpage agreement deposits of $0 as of December 31, 2023 and 2022. There are no capitalized contract costs associated with timber contracts. No revenue has been recognized on the stumpage agreements held by the Company that are still open. The amount deposited by the customer is recognized as revenue against the first timber harvested. If no timber is harvested by the end of the contract the deposit is retained and recognized as income at contract end.

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

Basic and Diluted Earnings per share

Net earnings per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income per share excludes all potential common shares if their effect is anti-dilutive. For the year ended December 31, 2023, dilutive shares attributable to 36,551 restricted stock units were included in the calculation of earnings per share. For the year ended December 31, 2022, potentially dilutive shares attributable to 310,794 restricted stock units and performance shares were excluded in the calculation of earnings per share as their effect is anti-dilutive due to the Company's net loss for such period.

Dividends

The Company does not currently pay dividends on a regular basis. In determining whether to declare a dividend, the Board of Directors takes into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions, among other information deemed relevant. Dividends paid per common stock are based on the weighted average number of common stock shares outstanding during the period. No dividends were declared during the years ended December 31, 2023 and 2022.

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

Other Taxes

Taxes, other than income taxes, which consisted of property, franchise and oil and gas production taxes were $138,245 and $140,840 , for the years ended December 31, 2023 and 2022, respectively.

Leases

The Company leases its lands to individuals and entities for various purposes. The Company accounts for these types of leases in accordance with ASC 842, Leases, and subsequent amendments, which require that leases be evaluated and classified as operating or capital leases for financial reporting purposes. For leases classified as operating, the Company calculates rent expense on a straight-line basis over the lesser of the lease term including renewal options, if reasonably assured, or the economic life of the leased premises, taking into consideration rent escalation clauses and other lease concessions, if applicable. The Company has no capital leases as of December 31, 2023, or 2022.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016 - 13, “Financial Instruments - Credit Losses,” which introduced new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments. This standard was effective for the Company as of January 1, 2023. There was no impact on our financial statements at adoption.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Class and Methods and/or Assumptions

Cash and cash equivalents: Carrying value approximates fair value due to its readily convertible characteristic.

Certificates of deposit: Carrying value adjusted to and presented at fair market value.

The estimated fair values of the Company's financial instruments are as follows:

		December 31, 2023		December 31, 2022
Financial Assets:	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	2	$7,546,689	$7,546,689	$7,148,207	$7,148,207
Certificates of deposit	2	1,525,173	1,499,675	1,004,603	999,919
Total		$9,071,862	$9,046,364	$8,152,810	$8,148,126

Note 3:      Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2023	2022

Land	$6,815,711	$6,815,711
Timber	2,250,616	2,230,564
Equipment	120,873	120,873
	9,187,200	9,167,148
Accumulated depreciation	(91,797)	(87,536)
Total	$9,095,403	$9,079,612

Depreciation expense was $4,261 and $5,039 for the years ended December 31, 2023 and 2022, respectively. Depletion expense was $685 and $883 for the years ended December 31, 2023 and 2022, respectively.

Note 4:      Land Purchases and Sales

Land Purchases

No land purchases were made during the year ended December 31, 2023. During the year ended December 31, 2022, the Company purchased the following lands:

	+/-	Louisiana			Mineral
Quarter	Acres	Parish	Ownership	Land	Rights %
2nd	1.81	Jefferson Davis	16.67%	$564	0%

Land Sales

During the year ended December 31, 2023, the Company sold the following lands:

	+/-	Louisiana			Mineral
Quarter	Acres	Parish	Ownership	Land	Rights %
1st	80.00	Jefferson Davis	16.67%	$149,992	0%

During the year ended December 31, 2022, the Company sold the following lands:

	+/-	Louisiana			Mineral
Quarter	Acres	Parish	Ownership	Land	Rights %
3rd	6.67	Calcasieu	16.67%	$5,667	0%
4th	6.67	Allen	16.67%	$13,305	0%

For the years ended December 31, 2023 and 2022, gains on sales of land were $149,992 and $18,972, respectively.

Note 5:      Oil and Gas Leases

Results of oil and gas leasing activities for the years ended December 31, 2023 and 2022 are as follows:

	2023	2022
Gross revenues
Royalty interests	$380,654	$596,755
Lease fees	-	-
	380,654	596,755
Production costs	(41,677)	(50,312)
Results before income tax expense	338,977	546,443
Estimated income tax expense	(86,917)	(140,155)
Results of operations from producing activities excluding corporate overhead	$252,060	$406,288

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

The Company’s royalty and working interests share of oil and gas, exclusive of plant products, produced from leased properties were:

	2023	2022
Net gas produced (MCF)	8,976	14,891
Net oil produced (Bbl)	3,826	4,719

Note 6:      Segment Reporting

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, surface and timber. The Company’s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

The tables below present financial information for the Company’s three operating business segments:

	Years Ended December 31,
	2023	2022
Identifiable Assets, net of accumulated depreciation
Timber	$2,250,616	$2,230,564
General corporate assets	16,562,790	15,457,026
Total	$18,813,406	$17,687,590

Capital expenditures:
Timber	$20,737	$16,461
Surface	-	564
General corporate assets	-	12,271
Total segment costs and expenses	$20,737	$29,296

Depreciation and depletion
Oil and gas	$-	$-
Timber	685	883
General corporate assets	4,261	5,039
Total	$4,946	$5,922

	Years Ended December 31,
	2023	2022
Revenues:
Oil and gas	$380,654	$596,755
Timber sales	154,147	219,974
Surface revenue	950,804	288,765
Total segment revenues	1,485,605	1,105,494

Cost and expenses:
Oil and gas costs	$41,677	$50,312
Timber costs	12,601	28,664
Surface costs	4,926	7,273
Total segment costs and expenses	59,204	86,249

Net income (loss) from operations:
Oil and gas	$338,977	$546,443
Timber	141,546	191,310
Surface	945,878	281,492
Total segment net income from operations	1,426,401	1,019,245
Unallocated other expense before income taxes	(1,144,200)	(2,824,676)
Income (loss) before income taxes	$282,201	$(1,805,431)

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

Note 7:     Concentrations

Revenues from customers representing 5% or more of total revenue for the years ended December 31, 2023 and 2022, respectively were:

	Years Ended December 31,
Count	2023	2022
1	$404,097	$158,336
2	175,020	109,000
3	141,519	92,720
4	78,575	86,853
5	75,999	85,360
6	-	68,290
7	-	67,532
8	-	63,302

Note 8:      Income Taxes

The Company files federal and state income tax returns on a calendar year basis. The net deferred tax asset in the accompanying balance sheets includes the following components at December 31, 2023 and 2022:

	2023	2022
Deferred tax assets	$329,121	$300,050
Deferred tax liabilities	-
	$329,121	$300,050

Reconciliations between the United States federal statutory income tax provision, using the statutory rate of 26%, and the Company’s provision for income taxes at December 31, 2023 and 2022 are as follows:

	2023	2022
Income tax on income before extraordinary item:
Tax at statutory rates	$72,357	$(464,762)
Tax effect of the following:
Federal statutory depletion	(9,516)	(18,798)
State statutory depletion	(5,124)	(4,153)
Stock-based compensation	79,109	-
Other	2,414	-
Income tax on income	$139,240	$(487,713)

Deferred tax assets and liabilities result from timing differences in the recognition of revenue and expenses for tax and financial statement purposes. The effect of these timing differences at December 31, 2023 and 2022 is as follows:

	2023	2022
Net operating loss carryover	$-	$6,487
Percentage depletion carryover	-	22,951
Stock-based compensation	516,785	458,276
Casualty loss	(77,714)	(77,714)
Deferred gain	(109,950)	(109,950)
	$329,121	$300,050

The Company files income tax returns for federal and state purposes. Generally, the Company’s tax returns remain open for three years for tax examination purposes. Tax positions are recognized when they are more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. The Company is subject to periodic audits by the Internal Revenue Service and other state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. The Company evaluates its tax positions and establishes liabilities if significant in accordance with the applicable accounting guidance on uncertainty in income taxes. With few exceptions, the Company is no longer subject to U.S. Federal and state income tax examinations by the tax authorities for calendar years ending before December 31, 2020.

Note 9:    Related Party Transactions

The Company and Stream Wetlands Services, LLC (“Stream Wetlands”) were parties to an option to lease agreement dated April 17, 2017 (the “OTL”). The OTL provided Stream Wetlands an option to lease certain lands from the Company, subject to the negotiation and execution of a mutually acceptable lease form. On February 28, 2022, Stream Wetlands exercised the OTL and entered into a 25-year lease in exchange for a one-time payment by Stream Wetlands of $38,333. The terms of the lease provide for formulaic contingent payments to the Company based on the amount of revenue generated from activities on the subject property by a third party, with a guaranteed minimum payment of $500,000 in the event that revenue does not meet a minimum threshold. No minimum payment is due unless and until the third party engages in activity on the subject lands, and neither the Company nor Stream Wetlands is able to determine whether that will occur. William Gray Stream, the President and a director of the Company, is the president of Stream Wetlands.

The Company’s President is also the President of Matilda Stream Management Inc. (“MSM”) and the Chief Financial Officer is the Chief Investment Officer of MSM. MSM provides administrative services to the Company for no compensation.

Surface revenue-related party was $0 and $38,333 for the years ended December 31, 2023 and 2022, respectively. The latter amount was attributable to the OTL with Stream Wetlands described above.

Note 10:    Share-Based Compensation

During the year ended December 31, 2022, the Company granted to certain employees an aggregate of 76,755 restricted stock units that vest over a three-year period through July 15, 2024 and 280,245 performance shares that vest upon achievement of certain stock price hurdles as measured during the period from July 15, 2020 through July 15, 2024. Each of the time-based and market-condition awards are subject to the recipient’s continued service with us, the terms and conditions of our stock incentive plan and the applicable award agreement. As of December 31, 2023, 40,204 restricted stock units and 31,584 performance shares had vested, representing a total of 71,788 issuable shares under the Plan. As of December 31, 2023, a total of 71,788 of the issuable shares had been issued to employees, with 25,582 shares associated with underlying vested restricted stock units that vested during the quarter ended September 30, 2023, issued to employees during the quarter ended December 31, 2023.

The share-based compensation expense recognized is included in general and administrative expense in the statements of operations. The total fair value of the awards was $3,374,002 of which $223,626 was unrecognized stock-based compensation expense as of December 31, 2023.

The plan participants elected to have the Company withhold 8,672 shares of the 25,582 shares earned to cover the employee payroll tax withholdings for the vested shares earned during the twelve-month period ended December 31, 2023. The plan participants elected to have the Company withhold 14,274 shares of the 46,206 shares earned to cover the employee payroll tax withholdings for the vested shares earned during the twelve-month period ended December 31, 2022. These shares are reported as treasury stock on the balance sheet.

The share-based compensation expense recognized by award type was $420,874 and $420,965 for restricted stock units and performance shares, respectively, for the year ended December 31, 2023. The share-based compensation expense recognized by award type was $230,506 and $2,078,031 for restricted stock units and performance shares, respectively, for the year ended December 31, 2022.