Form 10-Q
period 2024-03-31
CKX LANDS, INC.
filed 2024-05-13
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,027,032 shares of common stock are issued and outstanding as of May 6, 2024.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	BALANCE SHEETS AS OF MARCH 31, 2024 AND DECEMBER 31, 2023 (UNAUDITED)
	STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)
	STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)
	STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)
	NOTES TO FINANCIAL STATEMENTS AS OF MARCH 31, 2024 (UNAUDITED)	1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	6

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	9

ITEM 4.	CONTROLS AND PROCEDURES	9

PART II.	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	10

ITEM 1A.	RISK FACTORS	10

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	11

ITEM 4.	MINE SAFETY DISCLOSURES	11

ITEM 5.	OTHER INFORMATION	11

ITEM 6.	EXHIBITS	11

SIGNATURES		12

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CKX LANDS, INC.

BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$7,243,336	$7,546,689
Certificates of deposit	1,507,455	1,525,173
Accrued accounts receivable	95,085	104,741
Prepaid expense and other assets	136,255	212,279
Total current assets	8,982,131	9,388,882
Property and equipment, net	9,094,317	9,095,403
Deferred tax asset	314,180	329,121
Total assets	$18,390,628	$18,813,406

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade payables and accrued expenses	$63,744	$159,159
Income tax payable	151,404	151,404
Unearned revenue	153,246	184,785
Total current liabilities	368,394	495,348
Total liabilities	368,394	495,348

Stockholders' equity:
Common stock, 3,000,000 shares authorized, no par value, 2,014,283 and 1,991,337 shares issued and outstanding, respectively, as of March 31, 2024 and December 31, 2023	59,335	59,335
Additional paid in capital	3,255,881	3,150,376
Treasury stock, 22,496 shares, at cost, as of March 31, 2024 and December 31, 2023	(263,748)	(263,748)
Retained earnings	14,970,766	15,372,095
Total stockholders' equity	18,022,234	18,318,058
Total liabilities and stockholders' equity	$18,390,628	$18,813,406

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2024	2023

Revenues:
Oil and gas	$82,500	$49,195
Timber sales	2,275	1,901
Surface revenue	57,074	114,666
Total revenue	141,849	165,762
Costs, expenses and (gains):
Oil and gas costs	10,366	8,938
Timber costs	3,983	1,257
General and administrative expense	563,040	647,303
Depreciation expense	1,066	1,065
Gain on sale of land	-	(149,992)
Total costs, expenses and (gains)	578,455	508,571
Loss from operations	(436,606)	(342,809)

Interest income	50,218	25,958
Loss before income taxes	(386,388)	(316,851)
Federal and state income tax expense (benefit):
Current	-	-
Deferred	14,941	(79,212)
Total income taxes	14,941	(79,212)
Net loss	$(401,329)	$(237,639)

Net loss per share:
Basic and diluted	$(0.20)	$(0.12)

Weighted-average shares used in per share calculation:
Basic and diluted	1,991,337	1,974,427

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, December 31, 2023	2,014,283	$59,335	$(263,748)	$3,150,376	$15,372,095	$18,318,058
Share-based compensation	-	-	-	105,505	-	105,505
Net loss	-	-	-	-	(401,329)	(401,329)
Balances, March 31, 2024	2,014,283	$59,335	$(263,748)	$3,255,881	$14,970,766	$18,022,234

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, December 31, 2022	1,988,701	$59,335	$(176,592)	$2,308,537	$15,229,134	$17,420,414
Share-based compensation	-	-	-	526,470	-	526,470
Net loss	-	-	-	-	(237,639)	(237,639)
Balances, March 31, 2023	1,988,701	$59,335	$(176,592)	$2,835,007	$14,991,495	$17,709,245

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(401,329)	$(237,639)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	1,066	1,065
Depletion expense	20	-
Deferred income tax expense (benefit)	14,941	(79,212)
Gain on sale of land	-	(149,992)
Share-based compensation	105,505	526,470
Changes in operating assets and liabilities:
Decrease (increase) in current assets	68,913	(63,544)
Decrease in current liabilities	(126,954)	(87,539)
Net cash used in operating activities	(337,838)	(90,391)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of certificates of deposit	(1,500,000)	-
Maturity of certificates of deposit	1,534,485	-
Costs of reforesting timber	-	(17,358)
Proceeds from the sale of fixed assets	-	149,992
Net cash provided by investing activities	34,485	132,634

NET CHANGE IN CASH AND CASH EQUIVALENTS	(303,353)	42,243
Cash and cash equivalents, beginning of the period	7,546,689	7,148,207
Cash and cash equivalents, end of the period	$7,243,336	$7,190,450

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The “Company,” “we,” “us,” and “our,” refer to CKX Lands, Inc.

Note 1:	Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2023 included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

Impairment of Long-lived Assets

Long-lived assets, such as land, timber and property, buildings, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value may be determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models. During the year ended December 31, 2023, the Company performed a step zero impairment analysis on its long-lived assets and determined there were no qualitative factors that would indicate impairment. No impairment charges were recorded during the three months ended March 31, 2024 and 2023, respectively.

Share-Based Compensation

We maintain one active incentive compensation plan: the 2021 Stock Incentive Plan (the Plan). The Plan provides for the issuance of restricted stock units (RSUs) and performance-based restricted stock units (PSUs) to certain of our employees, non-employee directors and consultants.

For awards that are subject to market conditions, we utilize a binomial-lattice model (i.e., Monte Carlo simulation model), to determine the fair value. The Monte Carlo simulation model utilizes multiple input variables to determine the share-based compensation expense. Awards for the maximum number of shares issuable under the Plan were made on June 13, 2022. Therefore, no further awards were made under the Plan during the three months ended March 31, 2024.

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

Basic and Diluted Earnings per Share

Net earnings per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income per share excludes all potential common shares if their effect is anti-dilutive. For the three months ended March 31, 2024, potentially dilutive shares attributable to 36,551 restricted stock units were excluded in the calculation of earnings per share as their effect is anti-dilutive due to the Company’s net loss for such period. For the three months ended March 31, 2023, potentially dilutive shares attributable to 310,794 restricted stock units and performance shares were excluded in the calculation of earnings per share as their effect is anti-dilutive due to the Company's net loss for such period.

Dividends

The Company does not currently pay dividends on a regular basis. In determining whether to declare a dividend, the Board of Directors takes into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions, among other information deemed relevant. Dividends paid per common stock are based on the weighted average number of common stock shares outstanding during the period. No dividends were declared during the three months ended March 31, 2024 and 2023, respectively.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Class and Methods and/or Assumptions

Cash and cash equivalents: Carrying value approximates fair value due to its readily convertible characteristic.

Certificates of deposit: Carrying value adjusted to and presented at fair market value.

The estimated fair values of the Company's financial instruments are as follows:

		March 31, 2024		December 31, 2023
Financial Assets:	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	2	$7,243,336	$7,243,336	$7,546,689	$7,546,689
Certificates of deposit	2	1,507,455	1,499,030	1,525,173	1,499,675
Total		$8,750,791	$8,742,366	$9,071,862	$9,046,364

Note 3:	Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2024	2023

Land	$6,815,711	$6,815,711
Timber	2,250,596	2,250,616
Equipment	120,873	120,873
	9,187,180	9,187,200
Accumulated depreciation	(92,863)	(91,797)
Total	$9,094,317	$9,095,403

During the three months ended March 31, 2024 and 2023, the Company had a gain on sale of land of $0 and $149,992, respectively.

Depreciation expense was $1,066 and $1,065 for the three months ended March 31, 2024 and 2023, respectively.

Depletion expense was $20 and $0 and for the three months ended March 31, 2024 and 2023, respectively.

Note 4:	Segment Reporting

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, timber and surface. The Company’s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

The tables below present financial information for the Company’s three operating business segments:

	Three Months Ended March 31,	Year Ended December 31,
	2024	2023
Identifiable Assets, net of accumulated depreciation
Timber	$2,250,596	$2,250,616
General corporate assets	16,140,032	16,562,790
Total	18,390,628	18,813,406

Capital expenditures:
Timber	$-	$20,737
Surface	-	-
General corporate assets	-	-
Total segment costs and expenses	$-	$20,737

Depreciation and depletion
Oil and gas	$-	$-
Timber	20	685
General corporate assets	1,066	4,261
Total	$1,086	$4,946

	Three Months Ended March 31,
	2024	2023
Revenues:
Oil and gas	$82,500	$49,195
Timber sales	2,275	1,901
Surface revenue	57,074	114,666
Total segment revenues	141,849	165,762

Cost and expenses:
Oil and gas costs	$10,366	$8,938
Timber costs	3,983	1,257
Surface costs	-	-
Total segment costs and expenses	14,349	10,195

Net income (loss) from operations:
Oil and gas	$72,134	$40,257
Timber	(1,708)	644
Surface	57,074	114,666
Total segment net income from operations	127,500	155,567
Unallocated other expense before income taxes	(513,889)	(472,418)
Loss before income taxes	$(386,389)	$(316,851)

There are no intersegment sales reported in the accompanying statements of operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Form 10-K for the year ended December 31, 2023. The Company evaluates performance based on income or loss from operations before income taxes excluding any nonrecurring gains and losses. Income before income tax represents net revenues less costs and expenses less other income and expenses of a general corporate nature. Identifiable assets by segment are those assets used solely in the Company's operations within that segment.

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

Note 7:	Concentrations

Revenue from the Company's five largest customers for the three months ended March 31, 2024 and 2023, respectively were:

	Three Months Ended March 31,
Count	2024	2023
1	$25,130	$13,269
2	18,721	10,893
3	10,389	8,361
4	8,570	8,095
5	6,619	7,403

Note 8:	Share-Based Compensation

During the year ended December 31, 2022, the Company granted to certain employees an aggregate of 76,755 restricted stock units that vest over a three-year period through July 15, 2024 and 280,245 performance shares that vest upon achievement of certain stock price hurdles as measured during the period from July 15, 2020 through July 15, 2024. Each of the time-based and market-condition awards are subject to the recipient’s continued service with us, the terms and conditions of our stock incentive plan and the applicable award agreement. As of December 31, 2023, 40,204 restricted stock units and 31,584 performance shares had vested, representing a total of 71,788 issuable shares under the Plan. As of December 31, 2023, a total of 71,788 of the issuable shares had been issued to employees. During three months ended March 31, 2024, 51,761 performance shares have been vested upon achievement of certain stock price. The shares were issued on April 1, 2024. As of March 31, 2024, 40,204 restricted stock units and 83,345 performance shares had vested, representing a total of 123,549 issuable shares under the Plan.

The share-based compensation expense recognized is included in general and administrative expense in the statements of operations. The total fair value of the awards was $3,374,002 of which $118,121 was unrecognized stock-based compensation expense as of March 31, 2024.

The plan participants elected to have the Company withhold shares to cover the employee payroll tax withholdings for the shares issued. As of March 31, 2024, the Company withheld 22,946 shares of the 71,788 shares issued to the employees.

The share-based compensation expense recognized by award type was $105,505 and $0 for restricted stock units and performance shares, respectively, for the three months ended March 31, 2024. The share-based compensation expense recognized by award type was $105,505 and $420,965 for restricted stock units and performance shares, respectively, for the three months ended March 31, 2023.

Note 9:	Subsequent Events

On April 1, 2024, underlying shares for the 51,761 performance shares that vested during the quarter ended March 31, 2024 were issued to employees.  The plan participants elected to have the Company withhold 16,066 of the shares earned to cover the employee payroll tax withholdings for the vested shares, resulting in a net issuance to plan participants of 35,695 shares.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on March 27, 2024.

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

The Company’s Board of Directors regularly evaluates a range of strategic alternatives that could increase shareholder value, and the Board and management conduct due diligence activities in connection with such alternatives. These include opportunities for growth though the acquisitions of land or other assets, business combinations, dispositions of assets and reinvestment of the proceeds, and other alternatives. On August 21, 2023, the Company announced that the Board had determined to initiate a formal process to evaluate strategic alternatives for the Company to enhance value for stockholders and had retained a financial advisor in connection with the process. On April 18, 2024, the Company provided an update on the process, noting that it had received preliminary indications of interest from multiple parties related to the potential acquisition of the Company or its assets, and that the Company and its advisors are working with a select group of these parties to provide them with additional information. The Board has formed a subcommittee to provide oversight and management of the process. A sale of the Company or all or substantially all of its assets would be subject to a number of conditions and contingencies, including the approval of the Company’s shareholders. There can be no assurance that this process will result in the successful negotiation of a definitive agreement for a transaction or any other strategic outcome, or that the Board will recommend that CKX’s shareholders approve any transaction.

Recent Developments

In 2019, the Company began developing several ranchette-style subdivisions on certain of its lands in Calcasieu and Beauregard Parishes using existing road rights of way.  The Company has identified demand in those areas for ranchette-style lots, which consist of more than three acres each, and the Board of Directors and management believe this project will allow the Company to realize a return on its investment in the applicable lands after payment of expenses.  The Company has completed and recorded plans for three subdivisions.  The three subdivisions are located on approximately 415 acres in Calcasieu Parish and approximately 160 acres in Beauregard Parish and contain an aggregate of 39 lots.  As of March 31, 2024, the Company has closed on the sale of 21 of the 39 lots. As of the date of this report one sale was pending, and the Company is actively marketing the remaining lots.

The Company is working to identify additional undeveloped acres owned by the Company in Southwest Louisiana that would likewise be suitable for residential subdivisions.

During 2023, the Company closed on the sale of two 40-acre parcels located in Jefferson Davis Parish in which it had a 16.67% ownership interest (13.3 net acres) for proceeds to the Company of $149,992.

Results of Operations

Summary of Results

The Company’s results of operations for the three months ended March 31, 2024 were driven primarily by decreases in surface revenues, gain on sale of land and general and administrative expenses offset by increases in oil and gas, and timber revenue. The decrease in general and administrative expenses is primarily due to a decrease in share-based compensation expense, offset by an increase in land research advisory fees.

Revenue – Three Months Ended March 31, 2024

Total revenues for the three months ended March 31, 2024 were $141,849, a decrease of approximately 14.4% when compared with the same period in 2023. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the three months ended March 31, 2024 as compared to 2023, are as follows:

	Three Months Ended March 31,
	2024	2023	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$82,500	$49,195	$33,305	67.7%
Timber sales	2,275	1,901	374	19.7%
Surface revenue	57,074	114,666	(57,592)	(50.2)%
Total revenues	$141,849	$165,762	$(23,913)	(14.4)%

Oil and Gas

Oil and gas revenues were 58% and 30% of total revenues for the three months ended March 31, 2024 and 2023, respectively.

CKX received oil and/or gas revenues from 58 and 62 wells during the three months ended March 31, 2024 and 2023, respectively.

Oil and gas revenues increased for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, by $33,305. The increase was due to an increase in the net oil and gas produced partially offset by a decrease in the average sales price.

Timber

Timber revenue was $2,275 and $1,901 for the three months ended March 31, 2024 and 2023, respectively. The increase in timber revenues was due to normal business variations in timber customers’ harvesting.

Surface

Surface revenues decreased for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, by $57,592. The decrease in surface revenue versus the first quarter of last year was primarily attributable to lower right-of-way payments as well as the fact that in the first quarter of 2023, the Company recognized non-recurring surface revenue from the expiration of a three year deposit made by one of its customers.

Costs and Expenses – Three Months Ended March 31, 2024

Oil and gas costs increased for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 by $1,428. This variance is due to the normal variations in year to year costs.

Timber costs increased for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, by $2,726. The increase is primarily due to increased timber management costs.

General and administrative expenses decreased for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, by $84,262. This is primarily due to a decrease in share based compensation expense, offset by an increase in land research advisory fees.

Gain on Sale of Land – Three Months Ended March 31, 2023

Gain on sale of land was $0 and $149,992 for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2023, this consisted of a gain on sale of two parcels of land.

Liquidity and Capital Resources

Sources of Liquidity

Current assets totaled $8,982,131 and current liabilities equaled $368,394 at March 31, 2024.

As of March 31, 2024 and December 31, 2023, the Company had no outstanding debt.

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

Analysis of Cash Flows

Net cash used in operating activities was $337,838 and $90,391 for the three months ended March 31, 2024 and 2023, respectively. The increase in cash used in operating activities was attributable to a decrease in current liabilities.

Net cash provided by investing activities was $34,485 and $132,634 for the three months ended March 31, 2024 and 2023, respectively.  For the three months ended March 31, 2024, this resulted from purchases of certificates of deposit of $1,500,000, offset by maturity of certificates of deposit of $1,534,485. For the three months ended March 31, 2023, this primarily resulted from proceeds of the sale of fixed assets offset by costs of reforesting timber of $17,358.

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the three months ended March 31, 2024 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation and Recent Accounting Pronouncements, to our condensed financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2024, we did not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 3. NOT APPLICABLE

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company’s principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on its evaluation, management concluded that as of March 31, 2024 the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our principal executive and financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023. Based on our assessment, our principal executive and financial officers concluded that our internal control over financial reporting was not effective as of December 31, 2023, due to a material weakness that occurred as we did not design and maintain adequate control activities related to the accounting and disclosure for stock-based compensation for vesting and issued shares.

In response to the above, management adopted during the fiscal quarter ended March 31, 2024, a policy under which management must approve quarter-end closing journal entries submitted by third party providers. Management believes that the adoption and implementation of this policy will remediate the material weakness.

There were no other changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEMS 1.  NOT APPLICABLE

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

There were no material changes during the period covered in this report to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2023, except as follows:

We cannot assure you that our exploration of strategic alternatives will result in us pursuing a transaction or that any such transaction would be successfully completed. The process of reviewing strategic alternatives or its conclusion could adversely affect our business and our stockholders.

In August 2023, we announced that our Board of Directors had determined to initiate a formal process to evaluate strategic alternatives for the Company to enhance value for stockholders. We are actively working with financial and legal advisors in this process.

On April 18, 2024, we provided an update on the process, noting that we have received preliminary indications of interest from multiple parties related to the potential acquisition of the Company or its assets, and that we and our advisors are working with a select group of these parties to provide them with additional information. Our Board of Directors has formed a subcommittee to provide oversight and management of the process. A sale of the Company or all or substantially all of its assets would be subject to a number of conditions and contingencies, including the approval of the Company’s shareholders.

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

Date: May 13, 2024

CKX LANDS, INC.

By:

/s/ W. Gray Stream
W. Gray Stream
President
(Principal executive officer)