Form 10-Q
period 2024-09-30
CKX LANDS, INC.
filed 2024-11-08
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,027,032 shares of common stock are issued and outstanding as of November 1, 2024.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	BALANCE SHEETS AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023 (UNAUDITED)
	STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)
	STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)
	STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)
	NOTES TO FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2024 (UNAUDITED)	1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	6

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

ITEM 4.	CONTROLS AND PROCEDURES	10

PART II.	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	11

ITEM 1A.	RISK FACTORS	11

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	11

ITEM 4.	MINE SAFETY DISCLOSURES	11

ITEM 5.	OTHER INFORMATION	11

ITEM 6.	EXHIBITS	11

SIGNATURES		12

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CKX LANDS, INC.

BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$3,318,637	$7,546,689
Certificates of deposit	5,869,471	1,525,173
Accrued accounts receivable	84,799	104,741
Prepaid expense and other assets	188,043	212,279
Total current assets	9,460,950	9,388,882
Property and equipment, net	9,092,142	9,095,403
Deferred tax asset	171,937	329,121
Total assets	$18,725,029	$18,813,406

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade payables and accrued expenses	$51,599	$159,159
Income tax payable	-	151,404
Unearned revenue	122,535	184,785
Total current liabilities	174,134	495,348
Total liabilities	174,134	495,348

Stockholders' equity:
Common stock, 3,000,000 shares authorized, no par value, 2,066,044 and 2,027,032 shares issued and outstanding, respectively, as of September 30, 2024 and 2,014,283 and 1,991,337 shares issued and outstanding, respectively, as of December 31, 2023	59,335	59,335
Additional paid in capital	3,374,002	3,150,376
Treasury stock, 39,012 and 22,946 shares, at cost, as of September 30, 2024 and December 31, 2023, respectively	(472,602)	(263,748)
Retained earnings	15,590,160	15,372,095
Total stockholders' equity	18,550,895	18,318,058
Total liabilities and stockholders' equity	$18,725,029	$18,813,406

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues:
Oil and gas	$73,340	$47,924	$316,986	$198,480
Timber sales	18,883	118,365	21,158	131,048
Surface revenue	79,046	92,742	1,002,406	465,645
Total revenue	171,269	259,031	1,340,550	795,173
Costs, expenses and (gains):
Oil and gas costs	12,958	7,043	36,189	26,271
Timber costs	6,885	842	15,706	4,805
Surface costs	240	-	240	225
General and administrative expense	167,051	246,268	1,233,209	1,147,562
Depreciation expense	1,065	1,065	3,196	3,196
Gain on sale of land	-	-	(140,582)	(149,992)
Total costs, expenses and (gains)	188,199	255,218	1,147,958	1,032,067
Income (loss) from operations	(16,930)	3,813	192,592	(236,894)

Interest income	54,097	43,755	155,196	105,248
Miscellaneous income	38	74	13,785	74
Income (loss) before income taxes	37,205	47,642	361,573	(131,572)
Federal and state income tax expense (benefit):
Current	(13,676)	-	(13,676)	-
Deferred	(3,235)	11,910	157,184	(32,893)
Total income taxes	(16,911)	11,910	143,508	(32,893)
Net income (loss)	$54,116	$35,732	$218,065	$(98,679)

Net income (loss) per share:
Basic	$0.03	$0.02	$0.11	$(0.05)
Diluted	$0.03	$0.02	$0.11	$(0.05)

Weighted-average shares used in per share calculation:
Basic	2,027,032	1,974,427	2,015,177	1,974,427
Diluted	2,063,583	2,285,223	2,051,728	1,974,427

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, June 30, 2024	2,066,044	$59,335	$(472,602)	$3,361,386	$15,536,044	$18,484,163
Share-based compensation	-	-	-	12,616	-	12,616
Net income	-	-	-	-	54,116	54,116
Balances, September 30, 2024	2,066,044	$59,335	$(472,602)	$3,374,002	$15,590,160	$18,550,895

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, June 30, 2023	1,988,701	$59,335	$(176,592)	$2,939,366	$15,094,723	$17,916,832
Share-based compensation	-	-	-	105,505	-	105,505
Net income	-	-	-	-	35,732	35,732
Balances, September 30, 2023	1,988,701	$59,335	$(176,592)	$3,044,871	$15,130,455	$18,058,069

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, December 31, 2023	2,014,283	$59,335	$(263,748)	$3,150,376	$15,372,095	$18,318,058
Issuances under share-based compensation	51,761	-	-	-	-	-
Share-based compensation	-	-	-	223,626	-	223,626
Repurchases of common stock	-	-	(208,854)	-	-	(208,854)
Net income	-	-	-	-	218,065	218,065
Balances, September 30, 2024	2,066,044	$59,335	$(472,602)	$3,374,002	$15,590,160	$18,550,895

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, December 31, 2022	1,988,701	$59,335	$(176,592)	$2,308,537	$15,229,134	$17,420,414
Share-based compensation	-	-	-	736,334	-	736,334
Net loss	-	-	-	-	(98,679)	(98,679)
Balances, September 30, 2023	1,988,701	$59,335	$(176,592)	$3,044,871	$15,130,455	$18,058,069

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$218,065	$(98,679)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	3,196	3,196
Depletion expense	65	540
Deferred income tax expense (benefit)	157,184	(32,892)
Gain on sale of land	(140,582)	(149,992)
Share-based compensation	223,626	736,334
Changes in operating assets and liabilities:
Increase in current assets	(32,934)	(56,975)
Decrease in current liabilities	(321,214)	(149,112)
Net cash provided by operating activities	107,406	252,420

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of certificates of deposit	(7,340,723)	(1,508,042)
Maturity of certificates of deposit	3,073,537	1,004,603
Costs of reforesting timber	-	(20,737)
Proceeds from the sale of fixed assets	140,582	149,992
Net cash used in investing activities	(4,126,604)	(374,184)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	(208,854)	-
Net cash used in financing activities	(208,854)	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,228,052)	(121,764)
Cash and cash equivalents, beginning of the period	7,546,689	7,148,207
Cash and cash equivalents, end of the period	$3,318,637	$7,026,443

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$208,999	$-

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The “Company,” “we,” “us,” and “our,” refer to CKX Lands, Inc.

Note 1:	Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2023 included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

Impairment of Long-lived Assets

Long-lived assets, such as land, timber and property, buildings, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value may be determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models. During the year ended December 31, 2023, the Company performed a step zero impairment analysis on its long-lived assets and determined there were no qualitative factors that would indicate impairment. No impairment charges were recorded during the nine months ended September 30, 2024 and 2023, respectively.

Share-Based Compensation

We maintain one incentive compensation plan: the 2021 Stock Incentive Plan (the Plan). The Plan provides for the issuance of restricted stock units (RSUs) and performance-based restricted stock units (PSUs) to certain of our employees, non-employee directors and consultants.

For awards that are subject to market conditions, we utilize a binomial-lattice model (i.e., Monte Carlo simulation model), to determine the fair value. The Monte Carlo simulation model utilizes multiple input variables to determine the share-based compensation expense. Awards for the maximum number of shares issuable under the Plan were made on June 13, 2022. No further awards were made under the Plan during the nine months ended September 30, 2024. As of September 30, 2024, there are no longer any unvested awards under the plan.

Share-based compensation expense related to RSUs is expensed over the grant date to the end of the requisite service period using the straight-line method. PSUs are expensed over the grant date to the end of the requisite service period using a model-driven derived service period based upon the median of the price projection scenarios for each performance trigger. The RSUs and PSUs do not have voting rights. We calculate the fair value of our share-based awards on the date of grant.

Basic and Diluted Earnings per Share

Net earnings per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income per share excludes all potential common shares if their effect is anti-dilutive. For the three and nine months ended September 30, 2024, dilutive shares attributable to 36,551 vested restricted stock units not released were included in the calculation of diluted earnings per share. For the three months ended September 30, 2023, dilutive shares attributable to 310,794 restricted stock units and performance shares were included in the calculation of diluted earnings per share. For the nine months ended September 30, 2023, dilutive shares attributable to 310,794 restricted stock units and performance shares were excluded in the calculation of diluted earnings per share, as their effect is anti-dilutive due to the Company's net loss for such period.

Dividends

The Company does not currently pay dividends on a regular basis. In determining whether to declare a dividend, the Board of Directors takes into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions, among other information deemed relevant. Dividends paid per common stock are based on the weighted average number of common stock shares outstanding during the period. No dividends were declared during the nine months ended September 30, 2024 and 2023, respectively.

Pursuant to a dividend reversion clause in the Company’s Articles of Incorporation, dividends not claimed within one year after the dividend becomes payable will expire and revert in full ownership to the Company and the Company’s obligation to pay such dividend will cease. Any dividend reversions are recorded in equity upon receipt.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures. The amendments in this update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The new guidance is effective retrospectively for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this update on our segment disclosures.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Class and Methods and/or Assumptions

Cash and cash equivalents: Carrying value approximates fair value due to its readily convertible characteristic.

Certificates of deposit: Carrying value adjusted to and presented at fair market value.

The estimated fair values of the Company's financial instruments are as follows:

		September 30, 2024		December 31, 2023
Financial Assets:	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	2	$3,318,637	$3,318,637	$7,546,689	$7,546,689
Certificates of deposit	2	5,869,471	5,831,995	1,525,173	1,499,675
Total		$9,188,108	$9,150,632	$9,071,862	$9,046,364

Note 3:	Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2024	2023

Land	$6,815,711	$6,815,711
Timber	2,250,551	2,250,616
Equipment	120,873	120,873
	9,187,135	9,187,200
Accumulated depreciation	(94,993)	(91,797)
Total	$9,092,142	$9,095,403

During the nine months ended September 30, 2024 and 2023, the Company had a gain on sale of land of $140,582 and $149,992, respectively.

Depreciation expense was $3,196 for the nine months ended September 30, 2024 and 2023, respectively.

Depletion expense was $65 and $540 and for the nine months ended September 30, 2024 and 2023, respectively.

Note 4:	Segment Reporting

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, timber and surface. The Company’s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

The tables below present financial information for the Company’s three operating business segments:

	Nine Months Ended September 30,	Year Ended December 31,
	2024	2023
Identifiable Assets, net of accumulated depreciation
Timber	$2,250,551	$2,250,616
General corporate assets	16,474,478	16,562,790
Total	18,725,029	18,813,406

Capital expenditures:
Timber	$-	$20,737
Surface	-	-
General corporate assets	-	-
Total segment costs and expenses	$-	$20,737

Depreciation and depletion
Oil and gas	$-	$-
Timber	65	685
General corporate assets	3,196	4,261
Total	$3,261	$4,946

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Oil and gas	$73,340	$47,924	$316,986	$198,480
Timber sales	18,883	118,365	21,158	131,048
Surface revenue	79,046	92,742	1,002,406	465,645
Total segment revenues	171,269	259,031	1,340,550	795,173

Cost and expenses:
Oil and gas costs	12,958	7,043	$36,189	$26,271
Timber costs	6,885	842	15,706	4,805
Surface costs	240	-	240	225
Total segment costs and expenses	20,083	7,885	52,135	31,301

Net income (loss) from operations:
Oil and gas	60,382	40,881	$280,797	$172,209
Timber	11,998	117,523	5,452	126,243
Surface	78,806	92,742	1,002,166	465,420
Total segment net income from operations	151,186	251,146	1,288,415	763,872
Unallocated other expense before income taxes	(113,981)	(203,504)	(926,842)	(895,444)
Income (loss) before income taxes	$37,205	$47,642	$361,573	$(131,572)

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

Note 7:	Concentrations

Revenue from the Company's five largest customers for the nine months ended September 30, 2024 and 2023, respectively were:

	Nine Months Ended September 30,
Count	2024	2023
1	$536,615	$175,020
2	240,578	75,999
3	124,366	55,476
4	49,339	37,462
5	32,988	31,076

Note 8:	Share-Based Compensation

During the year ended December 31, 2022, the Company granted to certain employees an aggregate of 76,755 restricted stock units that vest over a three-year period through July 15, 2024 and 280,245 performance shares that vest upon achievement of certain stock price hurdles as measured during the period from July 15, 2020 through July 15, 2024. Each of the time-based and market-condition awards are subject to the recipient’s continued service with us, the terms and conditions of our stock incentive plan and the applicable award agreement. As of December 31, 2023, 40,204 restricted stock units and 31,584 performance shares had vested, representing a total of 71,788 issuable shares under the Plan. As of December 31, 2023, a total of 71,788 of the issuable shares had been issued to employees. On February 12, 2024, 51,761 performance shares vested upon achievement of a certain stock price. The shares were issued on April 1, 2024. On July 15, 2024, the final tranche of the restricted stock units awarded to the Company’s employees, representing 36,551 underlying shares, vested. As of the date of this filing, the underlying shares have not yet been issued to the employees.  Also on July 15, 2024, all 196,900 unvested performance shares awarded to employees under the Plan lapsed without the performance criteria being achieved and were forfeited by the grantees.  There are no further unvested awards outstanding under the Plan.

The share-based compensation expense recognized is included in general and administrative expense in the statements of operations. The total fair value of the awards was $3,374,002 of which $0 was unrecognized stock-based compensation expense as of September 30, 2024.

The plan participants elected to have the Company withhold shares to cover the employee payroll tax withholdings for the shares issued. As of September 30, 2024, the Company withheld 39,012 shares of the 123,549 shares issued to the employees.

The share-based compensation expense recognized by award type was $223,626 and $0 for restricted stock units and performance shares, respectively, for the nine months ended September 30, 2024. The share-based compensation expense recognized by award type was $315,369 and $420,965 for restricted stock units and performance shares, respectively, for the nine months ended September 30, 2023.

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

Recent Developments

In 2019, the Company began developing several ranchette-style subdivisions on certain of its lands in Calcasieu and Beauregard Parishes using existing road rights of way.  The Company has identified demand in those areas for ranchette-style lots, which consist of more than three acres each, and the Board of Directors and management believe this project will allow the Company to realize a return on its investment in the applicable lands after payment of expenses.  The Company has completed and recorded plans for three subdivisions.  The three subdivisions are located on approximately 415 acres in Calcasieu Parish and approximately 160 acres in Beauregard Parish and contain an aggregate of 39 lots.  As of September 30, 2024, the Company has closed on the sale of 22 of the 39 lots. As of the date of this report the Company is actively marketing the remaining lots.

The Company is working to identify additional undeveloped acres owned by the Company in Southwest Louisiana that would likewise be suitable for residential subdivisions.

During 2023, the Company closed on the sale of two 40-acre parcels located in Jefferson Davis Parish in which it had a 16.67% ownership interest (13.3 net acres) for proceeds to the Company of $149,992. During the nine months ended September 30, 2024, the Company closed on the sale of one 25-acre ranchette lot in which it had a 100% ownership interest for net proceeds to the Company of $140,582.

Results of Operations

Summary of Results

The Company’s results of operations for the nine months ended September 30, 2024 were driven primarily by increases in oil and gas and surface revenues, offset by an increase in general and administrative expenses. The increase in general and administrative expenses is primarily due to an increase in land research advisory fees and tax preparation fees, offset by a decrease in share-based compensation expense.

Revenue – Three Months Ended September 30, 2024

Total revenues for the three months ended September 30, 2024 were $171,269, a decrease of approximately 33.9% when compared with the same period in 2023. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the three months ended September 30, 2024 as compared to 2023, are as follows:

	Three Months Ended September 30,
	2024	2023	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$73,340	$47,924	$25,416	53.0%
Timber sales	18,883	118,365	(99,482)	(84.0)%
Surface revenue	79,046	92,742	(13,696)	(14.8)%
Total revenues	$171,269	$259,031	$(87,762)	(33.9)%

Oil and Gas

Oil and gas revenues were 43% and 19% of total revenues for the three months ended September 30, 2024 and 2023, respectively.

CKX received oil and/or gas revenues from 64 and 58 wells during the three months ended September 30, 2024 and 2023, respectively.

Oil and gas revenues increased for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, by $25,416. The increase was due to an increase in the average oil sales and average gas sales prices as well as an increase in net oil and gas produced.

Timber

Timber revenue was $18,883 and $118,365 for the three months ended September 30, 2024 and 2023, respectively. The decrease in timber revenues was due to normal business variations in timber customers’ harvesting.

Surface

Surface revenues decreased for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, by $13,696. The decrease in surface revenue was due to lower oil and gas delay rental income, partially offset by higher surface lease income.

Revenue – Nine Months Ended September 30, 2024

Total revenues for the nine months ended September 30, 2024 were $1,340,550, an increase of approximately 68.6% when compared with the same period in 2023. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the nine months ended September 30, 2024 as compared to 2023, are as follows:

	Nine Months Ended September 30,
	2024	2023	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$316,986	$198,480	$118,506	59.7%
Timber sales	21,158	131,048	(109,890)	(83.9)%
Surface revenue	1,002,406	465,645	536,761	115.3%
Total revenues	$1,340,550	$795,173	$545,377	68.6%

Oil and Gas

Oil and gas revenues were 24% and 25% of total revenues for the nine months ended September 30, 2024 and 2023, respectively.

CKX received oil and/or gas revenues from 64 and 66 wells during the nine months ended September 30, 2024 and 2023, respectively.

Oil and gas revenues increased for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, by $118,506. The increase was due to an increase in the net oil and gas produced as well as an increase in the average oil sales price, partially offset by a decrease in the average gas sales price.

Timber

Timber revenue was $21,158 and $131,048 for the nine months ended September 30, 2024 and 2023, respectively. The decrease in timber revenues was due to normal business variations in timber customers’ harvesting.

Surface

Surface revenues increased for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, by $536,761. The increase in surface revenue was due to three natural gas pipeline right of way agreements on the Company’s wholly- and partially-owned acreage. While non-recurring in nature, these right of way agreements and related income are driven by increased economic and industrial development activity in the Company’s region, which management believes could continue throughout the 2024 fiscal year.

Costs and Expenses – Three and Nine Months Ended September 30, 2024

Oil and gas costs increased for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 by $5,915. Oil and gas costs increased for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 by $9,918. Oil and gas costs increased proportionately with increased production; increased costs on the timber side were due to site preparation, such as spraying and replanting.

Timber costs increased for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, by $6,043. Timber costs increased for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, by $10,901. Timber costs are related to general management of the Company’s timberland. The increase is primarily due to increased timber management costs.

General and administrative expenses decreased for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, by $79,217. This is primarily due to a decrease in share-based compensation expense. General and administrative expenses increased for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, by $85,647. This is primarily due to an increase in land research advisory fees, offset by a decrease in share-based compensation expense.

Gain on Sale of Land – Three and Nine Months Ended September 30, 2024

Gain on sale of land was $140,582 and $149,992 for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, this consisted of the sale of one 25-acre ranchette lot in Calcasieu parish.  For the nine months ended September 30, 2023, this consisted of a gain on sale of two parcels of land. There were no land sales for the three months ended September 30, 2024 and 2023.

Liquidity and Capital Resources

Sources of Liquidity

Current assets totaled $9,460,950 and current liabilities equaled $174,134 at September 30, 2024.

As of September 30, 2024 and December 31, 2023, the Company had no outstanding debt.

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

Analysis of Cash Flows

Net cash provided by operating activities was $107,406 and $252,420 for the nine months ended September 30, 2024 and 2023, respectively. The decrease in cash provided by operating activities was attributable to the decrease in share-based compensation partially offset by the change in deferred income taxes and current assets.

Net cash used in investing activities was $4,126,604 and $ 374,184 for the nine months ended September 30, 2024 and 2023, respectively.  For the nine months ended September 30, 2024, this resulted from purchases of certificates of deposits of $7,340,723, offset by the maturity of certificates of deposit of $3,073,537 and proceeds from the sale of fixed assets of $140,582. For the nine months ended September 30, 2023, this primarily resulted from purchases of certificates of deposits of $1,508,042 and costs of reforesting timber of $20,737, offset by the maturity of certificates of deposit of $1,004,603 and proceeds of the sale of fixed assets of $149,992.

Net cash used in financing activities was $208,854 and $0 for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, this resulted from repurchases of common stock.

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the nine months ended September 30, 2024 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation and Recent Accounting Pronouncements, to our condensed financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2024, we did not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 3. NOT APPLICABLE

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company’s principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on its evaluation, management concluded that as of September 30, 2024 the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 8, 2024

CKX LANDS, INC.

By:

/s/ W. Gray Stream
W. Gray Stream
President
(Principal executive officer)