Form 10-K
period 2024-12-31
CKX LANDS, INC.
filed 2025-03-25
CIK 352955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

YES ☐     NO ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 28, 2024 based on the closing price on that date of $13.50 was $18,887,985.

The number of shares of the registrant’s Common Stock outstanding as of March 25, 2025, was 2,027,032.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement prepared in connection with the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the “Safe Harbor” provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include, without limitation, the information contained under the heading “Outlook for Fiscal Year 2025” in Item 7 of this report, and any statements containing forward-looking terminology including “may,” ”should,” “likely,” “will,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “plan,” “intend,” “projects,” or other similar words. These statements are not a guarantee of future performance and are subject to risks, uncertainties and other factors, some of which are set forth in “Item 1A. Risk Factors.” These risks and uncertainties include, but are not limited to, whether the objectives of the Company’s previously announced strategic alternatives review process will be achieved; the terms, timing, structure, benefits and costs of any strategic transaction; whether any such transaction will be consummated at all; the risk that the strategic alternatives review process and its announcement could have an adverse effect on the ability of the Company to retain customers, retain and hire key personnel and maintain relationships with customers, suppliers, employees, shareholders and other business relationships, and on its operating results and business generally; the risk that the strategic alternatives review process could divert the attention and time of the Company’s management; the risk of any unexpected costs or expenses resulting from the strategic alternatives review process; and the risk of any litigation relating to the strategic alternatives review process. Many risks are beyond our control and difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. Unless legally required, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Additional information may be contained in the Company’s future reports periodically filed with the SEC.

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

On April 18, 2024, the Company provided an update on the process, noting that it had received preliminary indications of interest from multiple parties related to the potential acquisition of the Company or its assets, and that the Company and its advisors were working with a select group of these parties to provide them with additional information. The Board has formed a subcommittee to provide oversight and management of the process.

Since the April 18, 2024 update, management and the Board subcommittee, together with the Company’s financial advisors, have continued working with interested parties and have advanced discussions with a potential counterparty.

As part of management’s desire to maximize value for shareholders through this process, the Company expects to seek to partition, in kind or by sale, ownership of its undivided interests in lands co-owned with others. There can be no assurance that the Company will be successful in reaching a negotiated partition of its co-owned acreage that would avoid the need to seek partition in court.

Additionally, a sale of the Company or all or substantially all of its assets would be subject to a number of conditions and contingencies, including the approval of the Company’s shareholders. There can be no assurance that this process will result in the successful negotiation of a definitive agreement for a transaction or any other strategic outcome, or that the Board will recommend that CKX’s shareholders approve any transaction.

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

Employees

The Company has two employees, both of whom are part-time. The Company is not subject to union contracts nor does the Company have any medical benefit, pension, profit sharing, option or deferred compensation programs. The Company has a stock incentive plan adopted in connection with the Executive Employment Agreement effective July 15, 2020, as amended, with its President, and the Company’s Chief Financial Officer is also a participant in the plan. The plan permits the Company to grant restricted stock units or performance shares for up to 357,000 shares of its common stock. The Company granted awards for all 357,000 shares issuable under the plan on June 13, 2022. Of those awards, 25,582 restricted stock units vested and the underlying shares were issued during the year ended December 31, 2023, and 36,551 restricted stock units and 51,761 performance share units vested and the underlying performance shares were issued during the year ended December 31, 2024. As of December 31, 2024, there are no longer any unvested awards under the plan, however, 36,551 shares issuable pursuant to awards that vested in 2024 have not yet been issued.

Customers

The Company’s customers are those who have mineral leases on Company lands, purchase timber in competitive bids or execute surface leases for farming, hunting, right of ways or other purposes. During 2024, the Company received approximately 77.19% of its total revenues from the following customers:

Customer	Revenue Type	% of Total Revenue
Pehler & Associates, LLC	Surface Lease	35.28%
TC Louisiana Intrastate Pipeline	Surface Lease	15.82%
Total Ballard Exploration Company	Oil & Gas	10.20%
Total Daylight Petroleum	Oil & Gas	4.10%
East LA CCS LLC	Oil & Gas	3.58%
Total Chato Energy, LLC	Oil & Gas	2.75%
Sunchase Power, LLC	Oil & Gas	2.74%
Total EOG Resources, Inc.	Oil & Gas	2.73%

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

On April 18, 2024, the Company provided an update on the process, noting that it had received preliminary indications of interest from multiple parties related to the potential acquisition of the Company or its assets, and that the Company and its advisors were working with a select group of these parties to provide them with additional information. The Board has formed a subcommittee to provide oversight and management of the process.

Since the April 18, 2024 update, management and the Board subcommittee, together with the Company’s financial advisors, have continued working with interested parties and have advanced discussions with a potential counterparty.

As part of management’s desire to maximize value for shareholders through this process, the Company expects to seek to partition, in kind or by sale, ownership of its undivided interests in lands co-owned with others. There can be no assurance that the Company will be successful in reaching a negotiated partition of its co-owned acreage that would avoid the need to seek partition in court.

Additionally, a sale of the Company or all or substantially all of its assets would be subject to a number of conditions and contingencies, including the approval of the Company’s shareholders. There can be no assurance that this process will result in the successful negotiation of a definitive agreement for a transaction or any other strategic outcome, or that the Board will recommend that CKX’s shareholders approve any transaction.

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

We have incurred and expect to continue to incur expenses, which could be substantial, associated with identifying, evaluating and negotiating potential strategic alternatives. The process of reviewing potential strategic alternatives may be time-consuming, distracting and disruptive to our business and our management team. We may also incur additional unanticipated expenses in connection with this process. In addition, we may be subject to costly and time-consuming litigation related to the process. Further, the process may result in the loss of potential business opportunities and have a negative effect on the market price and volatility of our common stock, as well as our ability to retain customers, recruit and retain qualified personnel, and maintain other business relationships.

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

We have approximately 13,674 net acres of timberland in various stages of growth or age classes. A typical pine timber stand will be harvested after 30 to 35 years of growth with some thinning occurring during this time. A hardwood stand will be harvested after 45 to 50 years of growth. A natural disaster can have a material adverse effect on timber growth, reducing its value. In addition to hurricanes, natural disasters that could affect our timber lands include tornados, high winds, heavy rains and flooding, and/or fire caused by lightning or other sources.

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

The future consequences of pandemics, wars or other hostilities, geopolitical instability, widespread cyberattacks, climate events or other national or global crises are uncertain and we cannot predict how such events may affect our future financial condition and results of operations.

Disruptions in commercial activity and changes in consumer spending resulting from the COVID-19 pandemic significantly affected worldwide commerce and the global economy. Although we operated continuously throughout the pandemic, and while conditions in the U.S. and around the world significantly improved, we cannot predict how new variants of coronavirus or other viral outbreaks could impact our operations in the future. In addition, we could be affected by other significant events in the United States or abroad that could cause similar disruptions in commerce, like future pandemics, the outbreak of war or other hostilities, geopolitical conflicts, cyberattacks affecting infrastructure we depend on, and climate emergencies. Among other possible effects, these kinds of events could materially and adversely affect us in the following ways:

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

The effects of future significant adverse events and disasters are uncertain. It is possible that such events, and economic conditions resulting from those events, could affect our business in the future in ways that we do not or cannot now anticipate.

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

The Company owns approximately 13,674 net acres all located in Louisiana. The approximate gross and net acres located in each Louisiana parish are presented below.

Parish	Gross Acres	Net Acres	Segment(s)

Calcasieu	15,736	4,635	Oil and gas, timber and surface
Jefferson Davis	9,759	2,330	Oil and gas, timber and surface
Allen	7,988	2,428	Oil and gas, timber and surface
Beauregard	7,323	3,554	Oil and gas, timber and surface
Cameron	1,248	274	Oil and gas, surface
LaFourche	240	40	Oil and gas
Natchitoches	200	200	Timber
Vermilion	180	30	Oil and gas, surface
Rapides	129	129	Timber
St. Landry	42	4	Timber
Sabine	50	50	Timber

Total	42,895	13,674

Included in the 13,674 net acres presented above, are approximately 7,367 acres owned 100% by the Company. The Louisiana parish location for these 100% owned lands is presented below:

Parish	Acres	Segment(s)

Beauregard	2,720	Oil and gas, timber and surface
Calcasieu	2,301	Oil and gas, timber and surface
Allen	1,121	Oil and gas, timber and surface
Jefferson Davis	684	Timber and surface
Natchitoches	200	Timber and surface
Cameron	162	None
Rapides	129	Timber
Sabine	50	Timber

Total	7,367

For management purposes, the Company classifies the 13,674 net acres owned by CKX as follows: 10,357 net acres are timber lands, 2,228 net acres are agriculture lands, 895 net acres are marsh lands, and 194 net acres are located in metropolitan areas.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company was not involved in any legal proceedings as of December 31, 2024.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the NYSE American under the trading symbol CKX.

Common Stock

As of March 25, 2025, there were 2,027,032 shares outstanding. There were no sales of unregistered securities of the Company and no purchases of CKX equity securities by the Company during 2024 (other than shares that were withheld by the Company to satisfy tax withholding obligations of stock plan participants incurred upon the vesting of stock awards).

Holders

On March 25, 2025, we had 265 stockholders of record.

Dividend Policy

The Company does not currently pay dividends on a regular basis.  In determining whether to declare a dividend, the Board of Directors takes into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions among other information deemed relevant.

Pursuant to a dividend reversion clause in the Company’s Articles of Incorporation, dividends not claimed within one year after a dividend becomes payable will expire and revert in full ownership to the Company and the Company’s obligation to pay such dividend will cease. During 2024 and 2023, the Company received no dividend reversions.

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

CKX leases its property to oil and gas operators and collects income through its land ownership in the form of oil and gas royalties and lease rentals and geophysical revenues. The Company’s oil and gas income fluctuates as new oil and gas production is discovered on Company land and then ultimately depletes or becomes commercially uneconomical to produce. The volatility in the daily commodity pricing of a barrel of oil or a thousand cubic feet, or “MCF,” of gas will also cause fluctuations in the Company’s oil and gas income. These commodity prices are affected by numerous factors and uncertainties external to CKX’s business and over which it has no control, including the global supply and demand for oil and gas, geopolitical conditions and domestic and global economic conditions, among other factors.

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

On April 18, 2024, the Company provided an update on the process, noting that it had received preliminary indications of interest from multiple parties related to the potential acquisition of the Company or its assets, and that the Company and its advisors were working with a select group of these parties to provide them with additional information. The Board has formed a subcommittee to provide oversight and management of the process.

Since the April 18, 2024 update, management and the Board subcommittee, together with the Company’s financial advisors, have continued working with interested parties and have advanced discussions with a potential counterparty.

As part of management’s desire to maximize value for shareholders through this process, the Company expects to seek to partition, in kind or by sale, ownership of its undivided interests in lands co-owned with others. There can be no assurance that the Company will be successful in reaching a negotiated partition of its co-owned acreage that would avoid the need to seek partition in court.

Additionally, a sale of the Company or all or substantially all of its assets would be subject to a number of conditions and contingencies, including the approval of the Company’s shareholders. There can be no assurance that this process will result in the successful negotiation of a definitive agreement for a transaction or any other strategic outcome, or that the Board will recommend that CKX’s shareholders approve any transaction.

Recent Developments

In 2019, the Company began developing several ranchette-style subdivisions on certain of its lands in Calcasieu and Beauregard Parishes using existing road rights of way.  The Company has identified demand in those areas for ranchette-style lots, which consist of more than three acres each, and the Board of Directors and management believe this project will allow the Company to realize a return on its investment in the applicable lands after payment of expenses.  The Company has completed and recorded plans for three subdivisions.  The three subdivisions are located on approximately 415 acres in Calcasieu Parish and approximately 160 acres in Beauregard Parish and contain an aggregate of 39 lots.  As of December 31, 2024, the Company has closed on the sale of 22 of the 39 lots. As of the date of this report, the Company is actively marketing the remaining lots.

The Company is working to identify additional undeveloped acres owned by the Company in Southwest Louisiana that would likewise be suitable for residential subdivisions.

During 2024, the Company closed on the sale of one 25-acre ranchette lot in which it had a 100% ownership interest for net proceeds to the Company of $140,582.

Summary of Fiscal Year 2024 Results

The Company had net income for the year ended December 31, 2024 of $250,224 compared to net income of $142,961 for the year ended December 31, 2023. This change was primarily attributable to an increase of $35,519 in total revenue, a decrease in general and administrative expenses of $30,155 and an increase of $46,646 in interest income, offset by an increase in deferred income tax expenses. As of December 31, 2024, the Company has fully expensed all awards under its stock incentive plan.

Results of Operations - for the years ended December 31, 2024 and 2023

Revenue

Total revenues for 2024 were $1,521,124, an increase of approximately 2.4% when compared with 2023 revenues of $1,485,605. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the year ended December 31, 2024 as compared to 2023, are as follows:

	Years Ended December 31,
	2024	2023	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$417,846	$380,654	$37,192	9.8%
Timber sales	22,225	154,147	(131,922)	(85.6)%
Surface revenue	1,081,053	950,804	130,249	13.7%
Total revenues	$1,521,124	$1,485,605	$35,519	2.4%

Oil and Gas

Oil and gas revenues were 27% and 26% of total revenues for 2024 and 2023, respectively. A breakdown of oil and gas revenues for the years ended December 31, 2024, as compared to 2023 are as follows:

	Years Ended December 31,
	2024	2023	Change from Prior Year	Percent Change from Prior Year
Oil	$354,821	$302,572	$52,249	17.3%
Gas	66,672	32,043	34,629	108.1%
Lease and geophysical	(3,647)	46,039	(49,686)	(107.9)%
Total revenues	$417,846	$380,654	$37,192	9.8%

CKX received oil and/or gas revenues from 72 wells during the years ended December 31, 2024 and 2023.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF for the years ended December 31, 2024 and 2023:

	Years Ended December 31,
	2024	2023
Net oil produced (Bbl)(2)	4,558	3,826
Average oil sales price (per Bbl)(1,2)	$77.84	$79.08
Net gas produced (MCF)	20,966	8,976
Average gas sales price (per MCF)(1)	$3.18	$3.57

(1) Before deduction of production costs and severance taxes

(2) Excludes plant products

Oil revenues increased for the year ended December 31, 2024, as compared to 2023, by $52,249. Gas revenues increased for the year ended December 31, 2024, as compared to 2023, by $34,629. As indicated from the schedule above, the increase in oil revenues was due to an increase in net oil produced. The increase in gas revenues was due to an increase in net gas produced.

The following eight fields produced 94.82% of the Company’s oil and gas revenues in 2024. The following table shows the number of barrels of oil (Bbl Oil) and MCF of gas (MCF Gas) produced from these fields.

Field	Bbl Oil	MCF Gas
Bon Air	1,762	18,631
South Bear Head Creek	1,476	129
Cowards Gully	644	-
Gonzales County	615	174
Castor Creek	266	-
South Lake Charles	189	2,185
Lake Arthur	1,034	1,689
North Indian Village	1,623	-

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

Lease and geophysical revenues decreased for the year ended December 31, 2024, as compared to 2023, by $49,686. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Timber

Timber revenues were 1% and 10% of total revenues for 2024 and 2023, respectively. Timber revenues decreased for the year ended December 31, 2024, as compared to the year ended December 31, 2023, by $131,922. Management believes the decline in timber revenue versus 2023 is primarily a result of timber harvest timing, and, to a lesser extent, weather. In management’s opinion, demand for timber in the Company’s region was stable during 2024.

Surface

Surface revenues were 71% and 64% of total revenues for 2024 and 2023, respectively. Surface revenues increased for the year ended December 31, 2024, as compared to 2023, by $130,249. This increase is reflective of sustained robust economic activity in the region, including industrial project development and pipeline construction.

Costs and Expenses

Oil and gas costs increased for the year ended December 31, 2024 as compared to 2023 by $4,759. These variances are due to the normal variations in year to year costs, which correlate directly with variations in revenues.

Timber costs increased for the year ended December 31, 2024 as compared to 2023 by $5,784. This is primarily due to decreased timber management costs.

General and administrative expenses decreased for the year ended December 31, 2024 as compared to 2023 by $30,155. This is primarily due to decreased officer share-based compensation expense.

Gain on Sale of Land and Equipment

Gain on sale of land was $85,636 and $149,992 for the years ended December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, this consisted of a gain on sale of one parcel of land.

Outlook for Fiscal Year 2025

The Company will continue to consider and evaluate commercial, agricultural and timber lands, and other business opportunities for acquisitions and to evaluate its current holdings for divestiture. The Company will consider purchases outside of southwest Louisiana and will consider developing its properties for commercial or residential purposes.

The Company began directly managing its lands in 2017, except for approximately 5,030 net acres of timber property in which the Company owns an undivided 1/6 interest, which is managed by Walker Louisiana Properties. The Company believes direct land management and continuing economic activity in southwest Louisiana may be a catalyst for increased surface revenue.

Liquidity and Capital Resources

Sources of Liquidity

The Company’s current assets totaled $9,579,388 and current liabilities equaled $264,183 at December 31, 2024.

As of December 31, 2024, and 2023, the Company had no outstanding debt.

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

Analysis of Cash Flows

Net cash provided by operating activities decreased by $672,192 to $204,761 for the year ended December 31, 2024, compared to $876,953 for the year ended December 31, 2023. The change in cash provided by operating activities was attributable primarily to a $459,337 decrease in current liabilities.

Net cash used in investing activities was $4,121,020 and $391,315 for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, this included purchases of certificates of deposit of $7,340,724 offset by maturity of certificates of deposits of $3,079,122 and proceeds from the sale of fixed assets of $140,582. For the year ended December 31, 2023, this consisted of purchases of certificates of deposit of $1,525,173, costs of reforesting timber of $20,737, offset by maturity of certificates of deposits of $1,004,603 and proceeds from the sale of fixed assets of $149,992.

Net cash used in financing activities was $208,854 and $87,156 for the year ended December 31, 2024, and 2023, respectively. For the years ended December 31, 2024 and 2023, this consisted of stock withheld to pay employee taxes of $208,854 and $87,156, respectively.

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

The Company’s financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of December 31, 2024 and 2023 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended have been audited by MaloneBailey, LLP. MaloneBailey, LLP is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures that are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls and procedures included a review of the control objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. After conducting this evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Internal control over financial reporting is the process designed under the principal executive and financial officers’ supervision, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

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

Under the supervision and with the participation of our principal executive and financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, as required by Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control - Integrated Framework. Based on our assessment under the framework in Internal Control - Integrated Framework (2013 framework), our principal executive and financial officers concluded that our internal control over financial reporting was not effective as of December 31, 2024, due to a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s assessment of the Company’s internal control over financial reporting as of December 31, 2024 determined that the following material weakness exists:

●	There was inadequate controls over the proper classification of cash equivalents and short-term investments.

This control deficiency creates a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore, we concluded that the deficiency represents a material weakness in our internal control over financial reporting as of December 31, 2024.

Notwithstanding such material weakness in internal control over financial reporting, our management, including our principal executive and financial officer, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Form 10-K, in conformity with GAAP.

Remediation Plan

In response to the above, management adopted during the first fiscal quarter of 2025 a policy under which management must review and approve quarter-end closing journal entries submitted by third party providers, including the classification of the Company’s cash, cash equivalents and short-term investments. Management believes that the adoption and implementation of this policy will remediate the material weakness.

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Item 9B.	OTHER INFORMATION

During the fourth quarter of the Registrant’s 2024 fiscal year, no director or officer adopted or terminated a contract, instruction or written plan or arrangement for the purchase or sale of securities of the Registrant.

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

The following table provides information as of December 31, 2024, about equity compensation plans (including individual compensation arrangements) under which equity securities of the Registrant are authorized for issuance. The Registrant’s only equity compensation plan is its stock incentive plan approved by its shareholders on May 6, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	–	–	196,900
Equity compensation plans not approved by security holders	–	–	–
Total	–	–	196,900

(1)         The plan authorized awards of performance shares and time-vesting restricted stock units (“RSU’s”) representing a total of 357,000 shares issuable under the plan. Awards for all 357,000 shares issuable under the plan were granted on June 13, 2022. As of the date of this report, 83,345 performance shares and 76,755 RSUs have vested, and performance share awards for 196,900 shares expired without being earned and became available for future awards under the plan.

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

10.2+	Executive Employment Agreement between the Registrant and Scott Stepp dated May 9, 2022 (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-31905) filed on May 9, 2022).

10.3+	CKX Lands, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed on May 28, 2021, Registration No. 333-256589).

10.4+	Stock Award Agreement dated June 13, 2022 between the Registrant and W. Gray Stream (incorporated by reference to Exhibit 10.4 to Form 10-Q (File No. 001.-31905) for the quarter ended June 30, 2022).

10.5+	Stock Award Agreement dated June 13, 2022 between the Registrant and Scott A. Stepp (incorporated by reference to Exhibit 10.3 to Form 10-Q (File No. 001.-31905) for the quarter ended June 30, 2022).

19.1*	CKX Lands, Inc. Insider Trading Policy

31.1*	Certification of W. Gray Stream, President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Scott Stepp, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of W. Gray Stream, President pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Scott Stepp, Chief Financial Officer, pursuant to 18 U.S.C. Section 1320 and Section 906 of the Sarbanes- Oxley Act of 2002.

97	Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to Form 10-K (File No. 001-31905) for the year ended December 31, 2023 filed on March 27, 2024).

101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.DEF*	Inline XBRL Taxonomy Extension Definition
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2025.

CKX LANDS, INC.

By:

/s/W. Gray Stream
W. Gray Stream
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2025.

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

CKX LANDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CKX Lands, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CKX Lands, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 25, 2025

CKX LANDS, INC.

BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$3,421,576	$7,546,689
Certificates of deposit	5,908,491	1,525,173
Accrued accounts receivable	78,119	104,741
Prepaid expense and other assets	171,202	212,279
Total current assets	9,579,388	9,388,882
Property and equipment, net	9,036,105	9,095,403
Deferred tax asset	231,744	329,121
Total assets	$18,847,237	$18,813,406

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade payables and accrued expenses	$52,420	$159,159
Income tax payable	-	151,404
Unearned revenue	211,763	184,785
Total current liabilities	264,183	495,348
Total liabilities	264,183	495,348

Stockholders' equity:
Common stock, 3,000,000 shares authorized, no par value, 2,066,044 and 2,027,032 shares issued and outstanding, respectively, as of December 31, 2024, and 2,014,283 and 1,991,337 shares issued and outstanding, respectively, as of December 31, 2023	59,335	59,335
Additional paid in capital	3,374,002	3,150,376
Treasury stock, 39,012 and 22,946 shares, at cost, respectively, as of December 31, 2024 and 2023	(472,602)	(263,748)
Retained earnings	15,622,319	15,372,095
Total stockholders' equity	18,583,054	18,318,058
Total liabilities and stockholders' equity	$18,847,237	$18,813,406

The accompanying notes are an integral part of these financial statements.

CKX LANDS, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2024	2023

Revenues:
Oil and gas	$417,846	$380,654
Timber sales	22,225	154,147
Surface revenue	1,081,053	950,804
Total revenue	1,521,124	1,485,605
Costs, expenses and (gains):
Oil and gas costs	46,436	41,677
Timber costs	18,385	12,601
Surface costs	533	4,926
General and administrative expense	1,420,153	1,450,308
Depreciation expense	4,261	4,261
Gain on sale of land	(85,636)	(149,992)
Total costs, expenses and (gains)	1,404,132	1,363,781
Income from operations	116,992	121,824

Interest income	206,949	160,303
Miscellaneous income	13,783	74
Income before income taxes	337,724	282,201
Federal and state income tax expense (benefit):
Current	(9,877)	110,169
Deferred	97,377	29,071
Total income taxes	87,500	139,240
Net income	$250,224	$142,961

Net income per share:
Basic	$0.12	$0.07
Diluted	$0.12	$0.07

Weighted-average shares used in per share calculation:
Basic	2,018,157	1,974,473
Diluted	2,054,610	2,011,024

The accompanying notes are an integral part of these financial statements.

CKX LANDS, INC. STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, December 31, 2023	2,014,283	$59,335	$(263,748)	$3,150,376	$15,372,095	$18,318,058
Issuances under share-based compensation	51,761	-	-	-	-	-
Share-based compensation	-	-	-	223,626	-	223,626
Repurchases of common stock	-	-	(208,854)	-	-	(208,854)
Net income	-	-	-	-	250,224	250,224
Balances, December 31, 2024	2,066,044	$59,335	$(472,602)	$3,374,002	$15,622,319	$18,583,054

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, December 31, 2022	1,988,701	$59,335	$(176,592)	$2,308,537	$15,229,134	$17,420,414
Issuances under share-based compensation	25,582	-	-	-	-	-
Share-based compensation	-	-	-	841,839	-	841,839
Repurchases of common stock	-	-	(87,156)	-	-	(87,156)
Net loss	-	-	-	-	142,961	142,961
Balances, December 31, 2023	2,014,283	$59,335	$(263,748)	$3,150,376	$15,372,095	$18,318,058

The accompanying notes are an integral part of these financial statements.

CKX LANDS, INC.

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$250,224	$142,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	4,261	4,261
Depletion expense	91	685
Deferred income taxes	97,377	(29,071)
Gain on sale of land	(85,636)	(149,992)
Share-based compensation	223,626	841,839
Changes in operating assets and liabilities:
(Increase) decrease in current assets	(54,017)	(161,902)
Increase (decrease) in current liabilities	(231,165)	228,172
Net cash provided by operating activities	204,761	876,953

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of certificates of deposit	(7,340,724)	(1,525,173)
Maturity of certificates of deposit	3,079,122	1,004,603
Costs of reforesting timber	-	(20,737)
Proceeds from the sale of fixed assets	140,582	149,992
Net cash used in investing activities	(4,121,020)	(391,315)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(208,854)	(87,156)
Net cash used in financing activities	(208,854)	(87,156)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,125,113)	398,482
Cash and cash equivalents, beginning of the period	7,546,689	7,148,207
Cash and cash equivalents, end of the period	$3,421,576	$7,546,689

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$263,739	$-

The accompanying notes are an integral part of these financial statements.

CKX LANDS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1:	Nature of Business and Significant Accounting Policies

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

Certificate of Deposits

Certificates of deposit have maturities greater than three months when purchased. All certificates of deposit are held until maturity and recorded at cost which approximates fair value. Certificates of deposit mature in January, February, and March 2025. Certificates of deposit with a maturity of one year or less are classified as short-term. Certificates of deposit with a maturity of more than one year are classified as long-term.

Accrued Accounts Receivable

The Company’s accrued accounts receivable consist of incomes received after quarter-end for royalties produced prior to quarter-end. When there are royalties that have not been received at the time of the preparation of the financial statements for months in the prior quarter, the Company estimates the amount to be received based on the average of the most recent 12 months’ royalties that were received from that particular well. The Company does not maintain an allowance for doubtful accounts because other than the accrual for earned but not received royalties, it has no accounts receivable.

Property, Building and Equipment

Property, building, and equipment is stated at cost. Major additions are capitalized. Maintenance and repairs are charged to income as incurred. Depreciation is computed on the straight-line and accelerated methods over the following estimated useful lives of the assets:

Furniture and equipment (years)	5	-	7
Land improvements (years)		15

Impairment of Long-lived Assets

Long-lived assets, such as land, timber and property, buildings, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value may be determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models. During the year ended December 31, 2024, the Company performed a step zero impairment analysis on furniture and fixtures and land improvements and determined there were no qualitative factors that would indicate impairment. No impairment charges were recorded during the years ended December 31, 2024 and 2023. During the year ended December 31, 2024, no impairment triggering factors were noted and no quantitative analysis was performed.

Share-Based Compensation

We maintain one incentive compensation plan: the 2021 Stock Incentive Plan (the Plan). The Plan provides for the issuance of restricted stock units (RSUs) and performance-based restricted stock units (PSUs) to certain of our employees, non-employee directors and consultants.

For awards that are subject to market conditions, we utilize a binomial-lattice model (i.e., Monte Carlo simulation model), to determine the fair value. The Monte Carlo simulation model utilizes multiple input variables to determine the share-based compensation expense. Awards for the maximum number of shares issuable under the Plan were made on June 13, 2022. No further awards were made under the Plan during the twelve months ended December 31, 2024. As of December 31, 2024, there are no longer any unvested awards under the plan.

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

Oil and Gas

Oil and gas revenue is generated through customer contracts, where we provide the customer access to a designated tract of land upon which the customer performs exploration, extraction, production and ultimate sale of the oil and gas. The Company receives royalties on all oil and gas produced by the customer. The performance obligation identified in oil and gas related contracts is the oil and gas produced on the designated tract of land. The performance obligation is satisfied at a point in time, which is when the customer produces oil and gas. The transaction price is comprised of fixed fees (royalties) on all oil and gas produced. The Company accrues monthly royalty revenues based upon estimates and adjusts to actual as the Company receives payments. Net accrued royalty income was $78,119 and $104,741 as of December 31, 2024 and 2023, respectively. There are no capitalized contract costs associated with oil and gas contracts.

Timber

Timber revenue is generated through customer contracts executed as a pay-as-cut arrangement, where the customer acquires the right to harvest specified timber on a designated tract for a set period of time at agreed-upon unit prices. The performance obligation identified in timber related contracts is the severing of a single tree.

We satisfy our performance obligation when timber is severed, at which time revenue is recognized. The transaction price for timber sales is determined using contractual rates applied to harvest volumes. The Company may receive a deposit at the time of entering into a stumpage agreement and this deposit is recorded in unearned revenue until earned. The Company held stumpage agreement deposits of $0 as of December 31, 2024 and 2023. There are no capitalized contract costs associated with timber contracts. No revenue has been recognized on the stumpage agreements held by the Company that are still open. The amount deposited by the customer is recognized as revenue against the first timber harvested. If no timber is harvested by the end of the contract the deposit is retained and recognized as income at contract end.

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

Basic and Diluted Earnings per share

Net earnings per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income per share excludes all potential common shares if their effect is anti-dilutive. For the year ended December 31, 2023, dilutive shares attributable to 36,551 restricted stock units were included in the calculation of earnings per share. There were no dilutive shares outstanding as of December 31, 2024.

Dividends

The Company does not currently pay dividends on a regular basis. In determining whether to declare a dividend, the Board of Directors takes into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions, among other information deemed relevant. Dividends paid per common stock are based on the weighted average number of common stock shares outstanding during the period. No dividends were declared during the years ended December 31, 2024 and 2023.

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

Other Taxes

Taxes, other than income taxes, which consisted of property, franchise and oil and gas production taxes were $153,125 and $138,245, for the years ended December 31, 2024 and 2023, respectively.

Leases

The Company leases its lands to individuals and entities for various purposes. The Company accounts for these types of leases in accordance with ASC 842, Leases, and subsequent amendments, which require that leases be evaluated and classified as operating or capital leases for financial reporting purposes. For leases classified as operating, the Company calculates rent expense on a straight-line basis over the lesser of the lease term including renewal options, if reasonably assured, or the economic life of the leased premises, taking into consideration rent escalation clauses and other lease concessions, if applicable. The Company has no capital leases as of December 31, 2024, or 2023.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (CODM). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the standard for the year ended December 31, 2024. The adoption of the standard did not have a material impact on the Company’s consolidated statements of operations and disclosures. Refer to Note 6 for further information.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires that entities disclose specific categories in their rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The new standard is effective for the Company beginning December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). This ASU requires new financial statement disclosures disaggregating prescribed expense categories within relevant income statement expense captions. ASU 2024-03 will be effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting the standard.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Class and Methods and/or Assumptions

Cash and cash equivalents: Carrying value approximates fair value due to its readily convertible characteristic.

Certificates of deposit: Carrying value adjusted to and presented at fair market value.

The estimated fair values of the Company's financial instruments are as follows:

		December 31, 2024		December 31, 2023
Financial Assets:	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	2	$3,421,576	$3,421,576	$7,546,689	$7,546,689
Certificates of deposit	2	5,908,491	5,829,337	1,525,173	1,499,675
Total		$9,330,067	$9,250,913	$9,071,862	$9,046,364

Note 3:	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2024	2023

Land	$6,760,765	$6,815,711
Timber	2,250,525	2,250,616
Equipment	120,873	120,873
	9,132,163	9,187,200
Accumulated depreciation	(96,058)	(91,797)
Total	$9,036,105	$9,095,403

Depreciation expense was $4,261 for the years ended December 31, 2024 and 2023. Depletion expense was $91 and $685 for the years ended December 31, 2024 and 2023, respectively.

Note 4:	Land Purchases and Sales

Land Purchases

No land purchases were made during the year ended December 31, 2024.

Land Sales

During the year ended December 31, 2024, the Company sold the following lands:

	+/-	Louisiana			Mineral
Quarter	Acres	Parish	Ownership	Land	Rights %
2nd	25.00	Calcasieu	100%	$140,582	0%

During the year ended December 31, 2023, the Company sold the following lands:

	+/-	Louisiana			Mineral
Quarter	Acres	Parish	Ownership	Land	Rights %
1st	80.00	Jefferson Davis	16.67%	$149,992	0%

For the years ended December 31, 2024 and 2023, gains on sales of land were $85,636 and $149,992, respectively.

Note 5:	Oil and Gas Leases

Results of oil and gas leasing activities for the years ended December 31, 2024 and 2023 are as follows:

	2024	2023
Gross revenues
Royalty interests	$417,846	$380,654
Lease fees	-	-
	417,846	380,654
Production costs	(46,436)	(41,677)
Results before income tax expense	371,410	338,977
Estimated income tax expense	(95,081)	(86,917)
Results of operations from producing activities excluding corporate overhead	$276,329	$252,060

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

The Company’s operations are classified into three principal operating and reportable segments that are all located in the United States: oil and gas, surface and timber. The Company’s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

The Company’s President and Treasurer is the chief operating decision maker (“CODM”) and manages and allocates resources between the Oil and Gas, Timber, and Surface segments. Consistent with this decision-making process, the CODM uses financial information disaggregated between the Oil and Gas, Timber, and Surface segment for purposes of evaluating performance, forecasting future period financial results, and allocating resources. The CODM evaluates segment business performance on a quarterly basis based on gross profit.

The tables below present financial information for the Company’s three operating and reportable business segments:

	Years Ended December 31,
	2024	2023
Identifiable Assets, net of accumulated depreciation
Oil & Gas	$-	$-
Surface	-	-
Timber	2,250,525	2,250,616
General corporate assets	16,596,712	16,562,790
Total	$18,847,237	$18,813,406

Capital expenditures:
Oil & Gas	$-	$-
Timber	-	20,737
Surface	-	-
General corporate assets	-	-
Total segment costs and expenses	$-	$20,737

Depreciation and depletion
Oil and gas	$-	$-
Timber	91	685
Surface	-	-
General corporate assets	4,261	4,261
Total	$4,352	$4,946

	December 31, 2024
	Oil and Gas	Timber	Surface	Consolidated
Revenues	$417,846	$22,225	$1,081,053	$1,521,124
Cost of Goods Sold	46,436	18,385	533	65,354
Gross Profit	371,410	3,840	1,080,520	1,455,770

	December 31, 2023
	Oil and Gas	Timber	Surface	Consolidated
Revenues	$380,654	$154,147	$950,804	$1,485,605
Cost of Goods Sold	41,677	12,601	4,926	59,204
Gross Profit	338,977	141,546	945,878	1,426,401

Reconciliation	2024	2023
Total Gross Profit	1,455,770	1,426,401
Less:
General & Administrative Expense	1,420,153	1,450,308
Depreciation Expense	4,261	4,261
Gain on Sale of Land	(85,636)	(149,992)
Income from Operations	116,992	121,824

Interest Income	206,949	160,303
Miscellaneous Income	13,783	74
Income before income taxes	337,724	282,201

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

Note 7:	Concentrations

Revenues from customers representing 5% or more of total revenue for the years ended December 31, 2024 and 2023, respectively were:

	Years Ended December 31,
Count	2024	2023
1	$536,615	$404,097
2	240,578	175,020
3	155,143	141,519
4	-	78,575
5	-	75,999

Note 8:	Income Taxes

The Company files federal and state income tax returns on a calendar year basis. The net deferred tax asset in the accompanying balance sheets includes the following components at December 31, 2024 and 2023:

	2024	2023
Deferred tax assets	$231,744	$329,121
Deferred tax liabilities	-	-
	$231,744	$329,121

Reconciliations between the United States federal statutory income tax provision, using the statutory rate of 26%, and the Company’s provision for income taxes at December 31, 2024 and 2023 are as follows:

	2024	2023
Income tax on income before extraordinary item:
Tax at statutory rates	$86,592	$72,357
Tax effect of the following:
Federal statutory depletion	(10,612)	(9,516)
State statutory depletion	(5,715)	(5,124)
Stock-based compensation	79,109	79,109
Other	(61,874)	2,414
Income tax on income	$87,500	$139,240

Deferred tax assets and liabilities result from timing differences in the recognition of revenue and expenses for tax and financial statement purposes. The effect of these timing differences at December 31, 2024 and 2023 is as follows:

	2024	2023
Net operating loss carryover	$59,807	$-
Percentage depletion carryover	-	-
Stock-based compensation	359,601	516,785
Casualty loss	(77,714)	(77,714)
Deferred gain	(109,950)	(109,950)
	$231,744	$329,121

The Company files income tax returns for federal and state purposes. Generally, the Company’s tax returns remain open for three years for tax examination purposes. Tax positions are recognized when they are more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. The Company is subject to periodic audits by the Internal Revenue Service and other state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. The Company evaluates its tax positions and establishes liabilities if significant in accordance with the applicable accounting guidance on uncertainty in income taxes. With few exceptions, the Company is no longer subject to U.S. Federal and state income tax examinations by the tax authorities for calendar years ending before December 31, 2021.

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

Surface revenue-related party was $5,978 from Gulf Coast Sequestration for the year ended December 31, 2024. Surface revenue-related party was $0 for the year ended December 31, 2023.

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

The share-based compensation expense recognized is included in general and administrative expense in the statements of operations. The total fair value of the awards was $3,374,002 of which $0 was unrecognized stock-based compensation expense as of December 31, 2024.

The plan participants elected to have the Company withhold shares to cover the employee payroll tax withholdings for the shares issued. As of December 31, 2024, the Company withheld 39,012 shares of the 123,549 shares issued to the employees. The shares are reported as treasury stock on the balance sheets.

The share-based compensation expense recognized by award type was $223,626 and $0 for restricted stock units and performance shares, respectively, for the year ended December 31, 2024. The share-based compensation expense recognized by award type was $420,874 and $420,965 for restricted stock units and performance shares, respectively, for the year ended December 31, 2023.