Form 10-Q
period 2025-03-31
CKX LANDS, INC.
filed 2025-05-12
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,053,129 shares of common stock are issued and outstanding as of May 5, 2025.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	BALANCE SHEETS AS OF MARCH 31, 2025 AND DECEMBER 31, 2024 (UNAUDITED)
	STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)
	STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)
	STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)
	NOTES TO FINANCIAL STATEMENTS AS OF MARCH 31, 2025 (UNAUDITED)	1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	6

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

ITEM 4.	CONTROLS AND PROCEDURES	10

PART II.	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	11

ITEM 1A.	RISK FACTORS	11

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	11

ITEM 4.	MINE SAFETY DISCLOSURES	11

ITEM 5.	OTHER INFORMATION	11

ITEM 6.	EXHIBITS	11

SIGNATURES		12

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CKX LANDS, INC.

BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$3,712,483	$3,421,576
Certificates of deposit	5,736,248	5,908,491
Accrued accounts receivable	67,359	78,119
Prepaid expense and other assets	235,161	171,202
Total current assets	9,751,251	9,579,388
Property and equipment, net	9,035,235	9,036,105
Deferred tax asset	171,937	231,744
Total assets	$18,958,423	$18,847,237

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade payables and accrued expenses	$73,742	$52,420
Unearned revenue	186,054	211,763
Total current liabilities	259,796	264,183
Total liabilities	259,796	264,183

Stockholders' equity:
Common stock, 3,000,000 shares authorized, no par value, 2,066,044 and 2,027,032 shares issued and outstanding, respectively, as of March 31, 2025 and December 31, 2024	59,335	59,335
Additional paid in capital	3,374,002	3,374,002
Treasury stock, 39,012 shares, at cost, as of March 31, 2025 and December 31, 2024	(472,602)	(472,602)
Retained earnings	15,737,892	15,622,319
Total stockholders' equity	18,698,627	18,583,054
Total liabilities and stockholders' equity	$18,958,423	$18,847,237

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2025	2024

Revenues:
Oil and gas	$268,508	$82,500
Timber sales	-	2,275
Surface revenue	79,676	57,074
Total revenue	348,184	141,849
Costs and expenses:
Oil and gas costs	20,710	10,366
Timber costs	3,774	3,983
General and administrative expense	210,680	563,040
Depreciation expense	870	1,066
Total costs and expenses	236,034	578,455
Income (loss) from operations	112,150	(436,606)

Interest income	93,597	50,218
Income (loss) before income taxes	205,747	(386,388)
Federal and state income tax expense (benefit):
Current	30,366	-
Deferred	59,808	14,941
Total income taxes	90,174	14,941
Net income (loss)	$115,573	$(401,329)

Net income (loss) per share:
Basic and Diluted	$0.06	$(0.20)

Weighted-average shares used in per share calculation:
Basic and Diluted	2,027,032	1,991,337

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, December 31, 2024	2,066,044	$59,335	$(472,602)	$3,374,002	$15,622,319	$18,583,054
Net income	-	-	-	-	115,573	115,573
Balances, March 31, 2025	2,066,044	$59,335	$(472,602)	$3,374,002	$15,737,892	$18,698,627

	Common Stock			Additional
	Shares	Amount	Treasury Stock	Paid-In Capital	Retained Earnings	Total Equity
Balances, December 31, 2023	2,014,283	$59,335	$(263,748)	$3,150,376	$15,372,095	$18,318,058
Share-based compensation	-	-	-	105,505	-	105,505
Net loss	-	-	-	-	(401,329)	(401,329)
Balances, March 31, 2024	2,014,283	$59,335	$(263,748)	$3,225,881	$14,970,766	$18,022,234

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$115,573	$(401,329)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	870	1,066
Depletion expense	-	20
Deferred income tax expense	59,807	14,941
Share-based compensation	-	105,505
Changes in operating assets and liabilities:
Decrease (increase) in current assets	(53,199)	68,913
Decrease in current liabilities	(4,387)	(126,954)
Net cash provided by (used in) operating activities	118,664	(337,838)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of certificates of deposit	(6,502,665)	(1,500,000)
Maturity of certificates of deposit	6,674,908	1,534,485
Net cash provided by investing activities	172,243	34,485

NET CHANGE IN CASH AND CASH EQUIVALENTS	290,907	(303,353)
Cash and cash equivalents, beginning of the period	3,421,576	7,546,689
Cash and cash equivalents, end of the period	$3,712,483	$7,243,336

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The “Company,” “we,” “us,” and “our,” refer to CKX Lands, Inc.

Note 1:	Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2024 included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

Impairment of Long-lived Assets

Long-lived assets, such as land, timber and property, buildings, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value may be determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models. During the year ended December 31, 2024, the Company performed a step zero impairment analysis on its long-lived assets and determined there were no qualitative factors that would indicate impairment. No impairment charges were recorded during the three months ended March 31, 2025 and 2024, respectively.

Share-Based Compensation

We maintain one incentive compensation plan: the 2021 Stock Incentive Plan (the Plan). The Plan provides for the issuance of restricted stock units (RSUs) and performance-based restricted stock units (PSUs) to certain of our employees, non-employee directors and consultants.

For awards that are subject to market conditions, we utilize a binomial-lattice model (i.e., Monte Carlo simulation model), to determine the fair value. The Monte Carlo simulation model utilizes multiple input variables to determine the share-based compensation expense. Awards for the maximum number of shares issuable under the Plan were made on June 13, 2022. No further awards were made under the Plan during the three months ended March 31, 2025. As of March 31, 2025, there are no longer any unvested awards under the plan.

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

Basic and Diluted Earnings per Share

Net earnings per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income per share excludes all potential common shares if their effect is anti-dilutive. There were no dilutive shares outstanding for the three months ended March 31, 2025. For the three months ended March 31, 2024, potentially dilutive shares attributable to 36,551 restricted stock units were excluded in the calculation of earnings per share as their effect is anti-dilutive due to the Company’s net loss for such period.

Dividends

The Company does not currently pay dividends on a regular basis. In determining whether to declare a dividend, the Board of Directors takes into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions, among other information deemed relevant. Dividends paid per common stock are based on the weighted average number of common stock shares outstanding during the period. No dividends were declared during the three months ended March 31, 2025 and 2024, respectively.

Pursuant to a dividend reversion clause in the Company’s Articles of Incorporation, dividends not claimed within one year after the dividend becomes payable will expire and revert in full ownership to the Company and the Company’s obligation to pay such dividend will cease. Any dividend reversions are recorded in equity upon receipt.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation table, as well as disclosure of income taxes paid disaggregated by jurisdiction. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. The amendments in this update should be applied on a prospective basis and retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements - Amendments to Remove References to the Concepts Statements”. This ASU contains amendments to the Codification that remove references to various FASB Concepts Statements. The effort facilitates Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements. This ASU will be effective for fiscal years beginning after December 15, 2024, with early adoption permitted.  The Company is currently evaluating the impact of adopting this ASU on its financial statements and disclosures.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Class and Methods and/or Assumptions

Cash and cash equivalents: Carrying value approximates fair value due to its readily convertible characteristic.

Certificates of deposit: Carrying value adjusted to and presented at fair market value.

The estimated fair values of the Company's financial instruments are as follows:

		March 31, 2025		December 31, 2024
Financial Assets:	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	2	$3,712,483	$3,712,483	$3,421,576	$3,421,576
Certificates of deposit	2	5,736,248	5,724,281	5,908,491	5,829,337
Total		$9,448,731	$9,436,764	$9,330,067	$9,250,913

Note 3:	Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2025	2024

Land	$6,760,765	$6,760,765
Timber	2,250,525	2,250,525
Equipment	120,873	120,873
	9,132,163	9,132,163
Accumulated depreciation	(96,928)	(96,058)
Total	$9,035,235	$9,036,105

Depreciation expense was $870 and $1,066 for the three months ended March 31, 2025 and 2024, respectively.

Depletion expense was $0 and $20 and for the three months ended March 31, 2025 and 2024, respectively.

Note 4:	Segment Reporting

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

The tables below present financial information for the Company’s three operating business segments:

	Three Months Ended March 31,	Year Ended December 31,
	2025	2024
Identifiable Assets, net of accumulated depreciation
Timber	$2,250,525	$2,250,616
General corporate assets	16,707,898	16,596,712
Total	18,958,423	18,847,237

Depreciation and depletion
Oil and gas	$-	$-
Timber	-	91
General corporate assets	870	4,261
Total	$870	$4,352

	March 31, 2025
	Oil and Gas	Timber	Surface	Consolidated
Revenues	$268,508	$-	$79,676	$348,184
Cost of Goods Sold	20,710	3,774	-	24,484
Gross Profit	247,798	(3,774)	79,676	323,700

	March 31, 2024
	Oil and Gas	Timber	Surface	Consolidated
Revenues	$82,500	$2,275	$57,074	$141,849
Cost of Goods Sold	10,366	3,983	-	14,349
Gross Profit	72,134	(1,708)	57,074	127,500

Reconciliation	March 31, 2025	March 31, 2024
Total Gross Profit	323,700	127,500
Less:
General & Administrative Expense	210,680	563,040
Depreciation Expense	870	1,066
Income (Loss) from Operations	112,150	(436,606)

Interest Income	93,597	50,218
Income (Loss) before income taxes	205,747	(386,388)

There are no intersegment sales reported in the accompanying statements of operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Form 10-K for the year ended December 31, 2024. The Company evaluates performance based on income or loss from operations before income taxes excluding any nonrecurring gains and losses. Income before income tax represents net revenues less costs and expenses less other income and expenses of a general corporate nature. Identifiable assets by segment are those assets used solely in the Company's operations within that segment.

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

Note 7:	Concentrations

Revenue from the Company's five largest customers for the three months ended March 31, 2025 and 2024, respectively were:

	Three Months Ended March 31,
Count	2025	2024
1	$191,682	$25,130
2	30,000	18,721
3	18,946	10,389
4	-	8,570
5	-	6,619

Note 8:	Subsequent Events

On April 16, 2025, 36,551 shares of stock, representing the final tranche of restricted stock units which vested in July 2024, were issued to the grantees. The recipients elected to have the Company withhold 10,454 shares to cover their respective taxes owed on the award, resulting in a net issuance of 26,097 shares.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on March 25, 2025.

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

Recent Developments

In 2019, the Company began developing several ranchette-style subdivisions on certain of its lands in Calcasieu and Beauregard Parishes using existing road rights of way.  The Company has identified demand in those areas for ranchette-style lots, which consist of more than three acres each, and the Board of Directors and management believe this project will allow the Company to realize a return on its investment in the applicable lands after payment of expenses.  The Company has completed and recorded plans for three subdivisions.  The three subdivisions are located on approximately 415 acres in Calcasieu Parish and approximately 160 acres in Beauregard Parish and contain an aggregate of 39 lots.  As of March 31, 2025, the Company has closed on the sale of 22 of the 39 lots. As of the date of this report the Company is actively marketing the remaining lots.

The Company is working to identify additional undeveloped acres owned by the Company in Southwest Louisiana that would likewise be suitable for residential subdivisions.

During 2024, the Company closed on the sale of one 25-acre ranchette lot in which it had a 100% ownership interest for net proceeds to the Company of $140,582.

Results of Operations

Summary of Results

The Company’s results of operations for the three months ended March 31, 2025 were driven primarily by increases in oil and gas and surface revenues, along with a decrease in general and administrative expenses. The decrease in general and administrative expenses is primarily due to a decrease in professional expenses and stock-based compensation expense.

Revenue – Three Months Ended March 31, 2025

Total revenues for the three months ended March 31, 2025 were $348,184, an increase of approximately 145.5% when compared with the same period in 2024. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the three months ended March 31, 2025 as compared to 2024, are as follows:

	Three Months Ended March 31,
	2025	2024	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$268,508	$82,500	$186,008	225.5%
Timber sales	-	2,275	(2,275)	(100.0)%
Surface revenue	79,676	57,074	22,602	39.6%
Total revenues	$348,184	$141,849	$206,335	145.5%

Oil and Gas

Oil and gas revenues were 77% and 58% of total revenues for the three months ended March 31, 2025 and 2024, respectively.

CKX received oil and/or gas revenues from 71 and 58 wells during the three months ended March 31, 2025 and 2024, respectively.

Oil and gas revenues increased for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, by $186,008. The increase was due to an increase in the average gas sales prices as well as an increase in net oil and gas produced.

Timber

Timber revenue was $0 and $2,275 for the three months ended March 31, 2025 and 2024, respectively. The decrease in timber revenues was due to normal business variations in timber customers’ harvesting.

Surface

Surface revenues increased for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, by $22,602. The increase in surface revenue was due to an increase in farm rental income as well as higher surface lease income.

Costs and Expenses – Three Months Ended March 31, 2025

Oil and gas costs increased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 by $10,344. The increase is primarily due to an increase in production taxes.

Timber costs decreased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 by $209. Timber costs are related to general management of the Company’s timberland. The decrease is primarily due to decreased timber management costs.

General and administrative expenses decreased for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 by $352,360. This is primarily due to a decrease in share-based compensation expense along with a decrease in professional fees.

Liquidity and Capital Resources

Sources of Liquidity

Current assets totaled $9,751,251 and current liabilities equaled $259,796 at March 31, 2025.

As of March 31, 2025 and December 31, 2024, the Company had no outstanding debt.

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

Analysis of Cash Flows

Net cash provided by (used in) operating activities was $118,664 and $(337,838) for the three months ended March 31, 2025 and 2024, respectively. The increase in cash provided by operating activities was attributable to an increase to net income partially offset by an increase in current assets.

Net cash provided by investing activities was $172,243 and $34,485 for the three months ended March 31, 2025 and 2024, respectively. The increase to net cash provided by investing activities resulted from purchases of certificates of deposits of $6,502,665, offset by the maturity of certificates of deposit of $6,674,908.

Net cash used in financing activities was $0 for the three months ended March 31, 2025 and 2024.

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the three months ended March 31, 2025, from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation and Recent Accounting Pronouncements, to our condensed financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2025, we did not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 3. NOT APPLICABLE

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company’s principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on its evaluation, management concluded that as of March 31, 2025, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our principal executive and financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024. Based on our assessment, our principal executive and financial officers concluded that our internal control over financial reporting was not effective as of December 31, 2024, due to a material weakness that occurred as we did not design and maintain adequate control activities related to the accounting and proper classification of cash equivalents and short-term investments.

In response to the above, management adopted during the fiscal quarter ended March 31, 2025, a policy under which management must review and approve quarter-end closing journal entries submitted by third party providers, including the classification of the Company’s cash, cash equivalents and short-term investments. Management believes that the adoption and implementation of this policy will remediate the material weakness.

There were no other changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEMS 1 – 4.  NOT APPLICABLE

ITEM 5. OTHER INFORMATION

During the first fiscal quarter of the Registrant’s 2025 fiscal year, no director or officer adopted or terminated a contract, instruction or written plan or arrangement for the purchase or sale of securities of the Registrant.

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

Date: May 9, 2025

CKX LANDS, INC.

By:

/s/ W. Gray Stream
W. Gray Stream
President
(Principal executive officer)