Form 10-K/A
period 2024-12-31
CKX LANDS, INC.
filed 2025-05-13
CIK 352955

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

The number of shares of the registrant’s Common Stock outstanding as of May 9, 2025, was 2,053,129.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement prepared in connection with the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment No.1” or “Form 10-K/A”) is being filed to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, of CKX Lands, Inc., a Louisiana corporation, originally filed March 25, 2025, with the United States Securities and Exchange Commission, or the “SEC” (the “Original Filing”). We are filing this Amendment No. 1 to include as an exhibit to the Original Filing the consent of our independent registered public accounting firm to the incorporation by reference in our Registration Statement on Form S-8, No. 333-256589 (the “Registration Statement”), of their report dated March 25, 2025 with respect to our financial statements that was included in the Original Filing.

Part IV (Items 15 and 16) of the Original Filing is hereby deleted in its entirety and replaced with the following Part IV set forth below, including to add new exhibits. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are attached hereto as Exhibit 31.3 and Exhibit 31.4, respectively. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Also, we are not including the certifications under Section 906 of Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1. Further, we are amending the cover page to update the number of ordinary shares outstanding.

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

10.2+	Executive Employment Agreement between the Registrant and Scott Stepp dated May 9, 2022 (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-31905) filed on May 9, 2022).

10.3+	CKX Lands, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed on May 28, 2021, Registration No. 333-256589).

10.4+	Stock Award Agreement dated June 13, 2022 between the Registrant and W. Gray Stream (incorporated by reference to Exhibit 10.4 to Form 10-Q (File No. 001.-31905) for the quarter ended June 30, 2022).

10.5+	Stock Award Agreement dated June 13, 2022 between the Registrant and Scott A. Stepp (incorporated by reference to Exhibit 10.3 to Form 10-Q (File No. 001.-31905) for the quarter ended June 30, 2022).

19.1**	CKX Lands, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Original Filing).

23*	Consent of MaloneBailey, LLP.

31.1**	Certification of W. Gray Stream, President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Original Filing).

31.2**	Certification of Scott Stepp, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Original Filing).

31.3*	Certification of W. Gray Stream, President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Scott Stepp, Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***

Certification of W. Gray Stream, President, pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Original Filing).

32.2***

Certification of Scott Stepp, Chief Financial Officer, pursuant to 18 U.S.C. Section 1320 and Section 906 of the Sarbanes- Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Original Filing).

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2025.

CKX LANDS, INC.

By:

/s/ W. Gray Stream
W. Gray Stream
President
(Principal Executive Officer)

3