Form 10-Q
period 2025-06-30
CKX LANDS, INC.
filed 2025-08-08
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,053,129 shares of common stock are issued and outstanding as of August 1, 2025.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	BALANCE SHEETS AS OF JUNE 30, 2025 AND DECEMBER 31, 2024 (UNAUDITED)
	STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (UNAUDITED)
	STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (UNAUDITED)
	STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (UNAUDITED)
	NOTES TO FINANCIAL STATEMENTS AS OF JUNE 30, 2025 (UNAUDITED)	1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	6

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

ITEM 4.	CONTROLS AND PROCEDURES	10

PART II.	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	11

ITEM 1A.	RISK FACTORS	11

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	11

ITEM 4.	MINE SAFETY DISCLOSURES	11

ITEM 5.	OTHER INFORMATION	11

ITEM 6.	EXHIBITS	11

SIGNATURES		12

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CKX LANDS, INC.

BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$7,468,514	$3,421,576
Certificates of deposit	2,166,088	5,908,491
Accrued accounts receivable	59,756	78,119
Prepaid expense and other assets	247,177	171,202
Total current assets	9,941,535	9,579,388
Property and equipment, net	8,865,506	9,036,105
Deferred tax asset	79,720	231,744
Total assets	$18,886,761	$18,847,237

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade payables and accrued expenses	$16,568	$52,420
Unearned revenue	158,138	211,763
Total current liabilities	174,706	264,183
Total liabilities	174,706	264,183

Stockholders' equity:
Common stock, 3,000,000 shares authorized, no par value, 2,102,595 and 2,053,129 shares issued and outstanding, respectively, as of June 30, 2025 and 2,066,044 and 2,027,032 shares issued and outstanding, respectively, as of December 31, 2024	59,335	59,335
Additional paid in capital	3,374,002	3,374,002
Treasury stock, 49,466 and 39,012 shares, at cost, as of June 30, 2025 and December 31, 2024	(620,216)	(472,602)
Retained earnings	15,898,934	15,622,319
Total stockholders' equity	18,712,055	18,583,054
Total liabilities and stockholders' equity	$18,886,761	$18,847,237

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues:
Oil and gas	$57,488	$161,148	$325,996	$243,648
Timber sales	-	-	-	2,275
Surface revenue	78,448	866,286	158,123	923,360
Total revenue	135,936	1,027,434	484,119	1,169,283
Costs, expenses and (gains):
Oil and gas costs	12,893	12,867	33,603	23,233
Timber costs	972	4,838	4,745	8,821
Surface costs	-	-	-	-
General and administrative expense	150,795	503,118	361,476	1,066,159
Depreciation expense	817	1,065	1,687	2,130
Gain on sale of land	(189,210)	(140,582)	(189,210)	(140,582)
Total costs, expenses and (gains)	(23,733)	381,306	212,301	959,761
Income from operations	159,669	646,128	271,818	209,522

Interest income	74,481	50,881	168,078	101,099
Miscellaneous income	67	13,747	68	13,747
Income before income taxes	234,217	710,756	439,964	324,368
Federal and state income tax expense (benefit):
Current	(19,041)	-	11,325	-
Deferred	92,216	145,478	152,024	160,419
Total income taxes	73,175	145,478	163,349	160,419
Net income	$161,042	$565,278	$276,615	$163,949

Net income per share:
Basic	$0.08	$0.28	$0.14	$0.08
Diluted	$0.08	$0.27	$0.14	$0.08

Weighted-average shares used in per share calculation:
Basic	2,048,827	2,027,032	2,037,990	2,009,185
Diluted	2,048,827	2,063,191	2,037,990	2,045,539

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, March 31, 2025	2,066,044	$59,335	$(472,602)	$3,374,002	$15,737,892	$18,698,627
Issuances under share-based compensation	36,551	$-	$-	$-	$-	$-
Repurchases of common stock	-	$-	$(147,614)	$-	$-	$(147,614)
Net income	-	-	-	-	161,042	161,042
Balances, June 30, 2025	2,102,595	$59,335	$(620,216)	$3,374,002	$15,898,934	$18,712,055

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, March 31, 2024	2,014,283	$59,335	$(263,748)	$3,255,881	$14,970,766	$18,022,234
Issuances under share-based compensation	51,761	-	-	-	-	-
Share-based compensation	-	-	-	105,505	-	105,505
Repurchases of common stock	-	-	(208,854)			(208,854)
Net income	-	-	-	-	565,278	565,278
Balances, June 30, 2024	2,066,044	$59,335	$(472,602)	$3,361,386	$15,536,044	$18,484,163

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, December 31, 2024	2,066,044	$59,335	$(472,602)	$3,374,002	$15,622,319	$18,583,054
Issuances under share-based compensation	36,551	-	-	-	-	-
Repurchases of common stock	-	-	(147,614)	-	-	(147,614)
Net income	-	-	-	-	276,615	276,615
Balances, June 30, 2025	2,102,595	$59,335	$(620,216)	$3,374,002	$15,898,934	$18,712,055

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, December 31, 2023	2,014,283	$59,335	$(263,748)	$3,150,376	$15,372,095	$18,318,058
Issuances under share-based compensation	51,761	-	-	-	-	-
Share-based compensation	-	-	-	211,010	-	211,010
Repurchases of common stock	-	-	(208,854)	-	-	(208,854)
Net income	-	-	-	-	163,949	163,949
Balances, June 30, 2024	2,066,044	$59,335	$(472,602)	$3,361,386	$15,536,044	$18,484,163

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$276,615	$163,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,687	2,130
Depletion expense	-	21
Deferred income tax expense	152,023	160,419
Gain on sale of land	(189,210)	(140,582)
Share-based compensation	-	211,010
Changes in operating assets and liabilities:
Increase in current assets	(57,612)	(13,977)
Decrease in current liabilities	(89,477)	(29,061)
Net cash provided by operating activities	94,026	353,909

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of certificates of deposit	(6,750,837)	(1,500,000)
Maturity of certificates of deposit	10,493,240	1,534,485
Proceeds from the sale of fixed assets	358,123	140,582
Net cash provided by investing activities	4,100,526	175,067

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	(147,614)	(208,854)
Net cash used in financing activities	(147,614)	(208,854)

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,046,938	320,122
Cash and cash equivalents, beginning of the period	3,421,576	7,546,689
Cash and cash equivalents, end of the period	$7,468,514	$7,866,811

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The “Company,” “we,” “us,” and “our,” refer to CKX Lands, Inc.

Note 1:	Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2024 included in our Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

Impairment of Long-lived Assets

Long-lived assets, such as land, timber and property, buildings, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value may be determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models. During the year ended December 31, 2024, the Company performed a step zero impairment analysis on its long-lived assets and determined there were no qualitative factors that would indicate impairment. No impairment charges were recorded during the six months ended June 30, 2025 and 2024, respectively.

Share-Based Compensation

We maintain one incentive compensation plan: the 2021 Stock Incentive Plan (the Plan). The Plan provides for the issuance of restricted stock units (RSUs) and performance-based restricted stock units (PSUs) to certain of our employees, non-employee directors and consultants.

For awards that are subject to market conditions, we utilize a binomial-lattice model (i.e., Monte Carlo simulation model), to determine the fair value. The Monte Carlo simulation model utilizes multiple input variables to determine the share-based compensation expense. Awards for the maximum number of shares issuable under the Plan were made on June 13, 2022. No further awards were made under the Plan during the six months ended June 30, 2025. As of June 30, 2025, there are no longer any unvested awards under the plan.

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

Basic and Diluted Earnings per Share

Net earnings per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income per share excludes all potential common shares if their effect is anti-dilutive. There were no dilutive shares outstanding for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, dilutive shares attributable to 36,551 restricted stock units were included in the calculation of diluted earnings per share.

Dividends

The Company does not currently pay dividends on a regular basis. In determining whether to declare a dividend, the Board of Directors takes into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions, among other information deemed relevant. Dividends paid per share of common stock are based on the weighted average number of common stock shares outstanding during the period. No dividends were declared during the six months ended June 30, 2025 and 2024, respectively.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Class and Methods and/or Assumptions

Cash and cash equivalents: Carrying value approximates fair value due to its readily convertible characteristic.

Certificates of deposit: Carrying value adjusted to and presented at fair market value.

The estimated fair values of the Company's financial instruments are as follows:

		June 30, 2025		December 31, 2024
Financial Assets:	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	2	$7,468,514	$7,468,514	$3,421,576	$3,421,576
Certificates of deposit	2	2,166,088	2,166,088	5,908,491	5,829,337
Total		$9,634,602	$9,634,602	$9,330,067	$9,250,913

Note 3:	Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2025	2024

Land	$6,591,852	$6,760,765
Timber	2,250,525	2,250,525
Equipment	120,873	120,873
	8,963,250	9,132,163
Accumulated depreciation	(97,744)	(96,058)
Total	$8,865,506	$9,036,105

During the six months ended June 30, 2025 and 2024, the Company had a gain on sale of land of $189,210 and $140,582, respectively.

Depreciation expense was $1,687 and $2,130 for the six months ended June 30, 2025 and 2024, respectively.

Depletion expense was $0 and $21 and for the six months ended June 30, 2025 and 2024, respectively.

Note 4:	Segment Reporting

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

The tables below present financial information for the Company’s three operating business segments:

	June 30,	December 31,
	2025	2024
Identifiable Assets, net of accumulated depreciation
Timber	2,250,525	2,250,525
General corporate assets	16,636,236	16,596,712
Total	18,886,761	18,847,237

Depreciation and depletion
Oil and gas	$-	$-
Timber	-	91
Surface	-	-
General corporate assets	1,687	4,261
Total	$1,687	$4,352

	Three Months Ended June 30, 2025
	Oil and Gas	Timber	Surface	Consolidated
Revenues	57,488	-	78,448	135,936
Cost of Goods Sold	12,893	972	-	13,865
Gross Profit	44,595	(972)	78,448	122,071

	Three Months Ended June 30, 2024
	Oil and Gas	Timber	Surface	Consolidated
Revenues	161,148	-	866,286	1,027,434
Cost of Goods Sold	12,867	4,838	-	17,705
Gross Profit	148,281	(4,838)	866,286	1,009,729

	Six Months Ended June 30, 2025
	Oil and Gas	Timber	Surface	Consolidated
Revenues	325,996	-	158,123	484,119
Cost of Goods Sold	33,603	4,745	-	38,348
Gross Profit	292,393	(4,745)	158,123	445,771

	Six Months Ended June 30, 2024
	Oil and Gas	Timber	Surface	Consolidated
Revenues	243,648	2,275	923,360	1,169,283
Cost of Goods Sold	23,233	8,821	-	32,054
Gross Profit	220,415	(6,546)	923,360	1,137,229

Reconciliation	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Total Gross Profit	122,071	1,009,729	445,771	1,137,229
Less:
General & administrative expense	150,795	503,118	361,476	1,066,159
Depreciation Expense	817	1,065	1,687	2,130
Gain on Sale of Land	(189,210)	(140,582)	(189,210)	(140,582)
Income from operations	159,669	646,128	271,818	209,522

Less:
Miscellaneous Income	67	13,747	68	13,747
Interest Income	74,481	50,881	168,078	101,099
Income before income taxes	234,217	710,756	439,964	324,368

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

Note 7:	Concentrations

Revenue from the Company's five largest customers for the six months ended June 30, 2025 and 2024, respectively were:

	Six Months Ended June 30,
Count	2025	2024
1	$191,682	$536,615
2	30,000	240,578
3	27,633	120,919
4	26,950	31,212
5	25,060	20,205

Note 8:	Share-Based Compensation

During the year ended December 31, 2022, the Company granted to certain employees an aggregate of 76,755 restricted stock units that vested over a three-year period through July 15, 2024 and 280,245 performance shares that vested upon achievement of certain stock price hurdles as measured during the period from July 15, 2020 through July 15, 2024. Each of the time-based and market-condition awards were subject to the recipient’s continued service with us, the terms and conditions of our stock incentive plan and the applicable award agreement.

As of December 31, 2024, 76,755 restricted stock units and 83,345 performance shares had vested, representing a total of 160,100 issuable shares under the Plan. As of December 31, 2024, a total of 123,549 of the issuable shares had been issued to employees, with 36,551 restricted stock units vested and unissued. On July 15, 2024, all 196,900 unvested performance shares awarded to employees under the Plan lapsed without the performance criteria being achieved and were forfeited by the grantees. There are no further unvested awards outstanding under the Plan. The plan participants elected to have the Company withhold shares to cover the employee payroll tax withholdings for the shares issued. As of December 31, 2024, the Company withheld 39,012 shares of the 123,549 shares issued to the employees. The shares are reported as treasury stock on the balance sheets.

On April 16, 2025, 36,551 shares, representing the final tranche of restricted stock units, were issued to the grantees. The recipients elected to have the Company withhold 10,454 shares to cover their respective taxes owed on the award. The shares are reported as treasury stock on the balance sheets.

The share-based compensation expense recognized is included in general and administrative expense in the statements of operations. The total fair value of the awards was $3,374,002 of which $0 was unrecognized stock-based compensation expense as of December 31, 2024 and June 30, 2025.

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

Recent Developments

In 2019, the Company began developing several ranchette-style subdivisions on certain of its lands in Calcasieu and Beauregard Parishes using existing road rights of way.  The Company has identified demand in those areas for ranchette-style lots, which consist of more than three acres each, and the Board of Directors and management believe this project will allow the Company to realize a return on its investment in the applicable lands after payment of expenses.  The Company has completed and recorded plans for three subdivisions.  The three subdivisions are located on approximately 415 acres in Calcasieu Parish and approximately 160 acres in Beauregard Parish and contain an aggregate of 39 lots.  As of June 30, 2025, the Company has closed on the sale of 24 of the 39 lots. As of the date of this report the Company is actively marketing the remaining lots.

The Company is working to identify additional undeveloped acres owned by the Company in Southwest Louisiana that would likewise be suitable for residential subdivisions.

During 2024, the Company closed on the sale of one 25-acre ranchette lot in which it had a 100% ownership interest for net proceeds to the Company of $140,582. During the six months ended June 2025, the Company closed on the sale of one 25-acre lot and one 53-acre lot in Calcasieu parish in which it had a 100% ownership interest for net proceeds to the Company of $358,123, inclusive of a gain on the sale of $189,210.

Results of Operations

Summary of Results

The Company’s results of operations for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 were driven primarily by an increase in oil and gas revenue along with a decrease in general and administrative expenses, offset by a decrease in surface revenues. The decrease in general and administrative expenses is primarily due to a decrease in professional expenses and stock-based compensation expense.

Revenue – Three Months Ended June 30, 2025

Total revenues for the three months ended June 30, 2025 were $135,936, a decrease of approximately 86.8% when compared with the same period in 2024. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the three months ended June 30, 2025 as compared to 2024, are as follows:

	Three Months Ended June 30,
	2025	2024	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$57,488	$161,148	$(103,660)	(64.3)%
Timber sales	-	-	-	-
Surface revenue	78,448	866,286	(787,838)	(90.9)%
Total revenues	$135,936	$1,027,434	$(891,498)	(86.8)%

Oil and Gas

Oil and gas revenues were 42% and 16% of total revenues for the three months ended June 30, 2025 and 2024, respectively.

CKX received oil and/or gas revenues from 76 and 62 wells during the three months ended June 30, 2025 and 2024, respectively.

Oil and gas revenues decreased for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, by $103,660. The decrease was primarily due to a reduction in net oil and gas produced from wells in which the Company maintains a royalty interest.

Timber

Timber revenue was $0 for the three months ended June 30, 2025 and 2024.

Surface

Surface revenues decreased for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, by $787,838. The decrease in surface revenue was due to a lower right of way income versus the same period in the prior year, partially offset by higher surface lease income.

Revenue – Six Months Ended June 30, 2025

Total revenues for the six months ended June 30, 2025 were $484,119, a decrease of approximately 58.6% when compared with the same period in 2024. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the six months ended June 30, 2025 as compared to 2024, are as follows:

	Six Months Ended June 30,
	2025	2024	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$325,996	$243,648	$82,348	33.8%
Timber sales	-	2,275	(2,275)	(100.0)%
Surface revenue	158,123	923,360	(765,237)	(82.9)%
Total revenues	$484,119	$1,169,283	$(685,164)	(58.6)%

Oil and Gas

Oil and gas revenues were 67% and 21% of total revenues for the six months ended June 30, 2025 and 2024, respectively.

CKX received oil and/or gas revenues from 76 and 62 wells during the six months ended June 30, 2025 and 2024, respectively.

Oil and gas revenues increased for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, by $82,348. The increase was due to an increase in the net oil and gas produced partially offset by a decrease in the average sales price.

Timber

Timber revenue was $0 and $2,275 for the six months ended June 30, 2025 and 2024, respectively. The decrease in timber revenues was due to normal business variations in timber customers’ harvesting.

Surface

Surface revenues decreased for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, by $765,237. The decrease in surface revenue was due to lower right of way income, partially offset by higher surface lease income.

Costs and Expenses – Three and Six Months Ended June 30, 2025

Oil and gas costs increased for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 by $26 and $10,370. This variance is due to the normal variations in year to year costs.

Timber costs decreased for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024 by $3,866. Timber costs decreased for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, by $4,076. Timber costs are related to general management of the Company’s timberland. The decrease is primarily due to decreased timber management costs.

General and administrative expenses decreased for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, by $352,323. This is primarily due to a decrease in professional fees. General and administrative expenses decreased for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, by $704,683. This is primarily due to a decrease in professional fees as well as a decrease in share-based compensation expense.

Gain on Sale of Land – Three and Six Months Ended June 30, 2025

Gain on sale of land was $189,210 and $140,582 for the three and six months ended June 30, 2025 and 2024, respectively. For the three and six months ended June 30, 2025, this consisted of the sale of one 25-acre lot and one 53-acre lot in Calcasieu parish. For the three and six months ended June 30, 2024, this consisted of the sale of one 25-acre ranchette lot in Calcasieu parish.

Liquidity and Capital Resources

Sources of Liquidity

Current assets totaled $9,941,535 and current liabilities equaled $174,706 at June 30, 2025.

As of June 30, 2025 and December 31, 2024, the Company had no outstanding debt.

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

Analysis of Cash Flows

Net cash provided by operating activities was $94,026 and $353,909 for the six months ended June 30, 2025 and 2024, respectively. The decrease in cash provided by operating activities was attributable to an increase in net income, offset by unfavorable changes in working capital, including a greater increase in current assets and a decrease in current liabilities in 2025.

Net cash provided by investing activities was $4,100,527 and $175,067 for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025, this resulted from maturity of certificates of deposit of $10,493,240 and proceeds from the sale of fixed assets of $358,123, offset by purchases of certificates of deposit of $6,750,837. For the six months ended June 30, 2024, this resulted from maturity of certificates of deposit of $1,534,485 and proceeds from the sale of fixed assets of $140,582, offset by purchases of certificates of deposit of $1,500,000.

Net cash used in financing activities was $147,614 and $208,854 for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and June 30, 2024, this resulted from repurchases of common stock.

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the six months ended June 30, 2025, from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation and Recent Accounting Pronouncements, to our condensed financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2025, we did not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 3. NOT APPLICABLE

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company’s principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on its evaluation, management concluded that as of June 30, 2025, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEMS 1 – 4.  NOT APPLICABLE

ITEM 5. OTHER INFORMATION

During the second fiscal quarter of the Registrant’s 2025 fiscal year, no director or officer adopted or terminated a contract, instruction or written plan or arrangement for the purchase or sale of securities of the Registrant.

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

Date: August 8, 2025

CKX LANDS, INC.

By:

/s/ W. Gray Stream
W. Gray Stream
President
(Principal executive officer)