Form 10-Q
period 2025-09-30
CKX LANDS, INC.
filed 2025-11-10
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,053,129 shares of common stock are issued and outstanding as of November 1, 2025.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	BALANCE SHEETS AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024 (UNAUDITED)
	STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)
	STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)
	STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (UNAUDITED)
	NOTES TO FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2025 (UNAUDITED)	1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	6

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

ITEM 4.	CONTROLS AND PROCEDURES	10

PART II.	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	11

ITEM 1A.	RISK FACTORS	11

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	11

ITEM 4.	MINE SAFETY DISCLOSURES	11

ITEM 5.	OTHER INFORMATION	11

ITEM 6.	EXHIBITS	11

SIGNATURES		12

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CKX LANDS, INC.

BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$7,851,889	$3,421,576
Certificates of deposit	2,166,088	5,908,491
Accrued accounts receivable	44,401	78,119
Prepaid expense and other assets	177,508	171,202
Assets held for sale	4,504,354	-
Total current assets	14,744,240	9,579,388
Property and equipment, net	4,305,398	9,036,105
Deferred tax asset	109,819	231,744
Total assets	$19,159,457	$18,847,237

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade payables and accrued expenses	$111,639	$52,420
Unearned revenue	169,459	211,763
Total current liabilities	281,098	264,183
Total liabilities	281,098	264,183

Stockholders' equity:
Common stock, 3,000,000 shares authorized, no par value, 2,102,595 and 2,053,129 shares issued and outstanding, respectively, as of September 30, 2025 and 2,066,044 and 2,027,032 shares issued and outstanding, respectively, as of December 31, 2024	59,335	59,335
Additional paid in capital	3,374,002	3,374,002
Treasury stock, 49,466 and 39,012 shares, at cost, as of September 30, 2025 and December 31, 2024, respectively	(620,216)	(472,602)
Retained earnings	16,065,238	15,622,319
Total stockholders' equity	18,878,359	18,583,054
Total liabilities and stockholders' equity	$19,159,457	$18,847,237

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues:
Oil and gas	$47,135	$73,340	$373,131	$316,986
Timber sales	94,825	18,883	94,825	21,158
Surface revenue	90,679	79,046	248,803	1,002,406
Total revenue	232,639	171,269	716,759	1,340,550
Costs, expenses and (gains):
Oil and gas costs	5,657	12,958	39,260	36,189
Timber costs	4,833	6,885	9,579	15,706
Surface costs	7,390	240	7,390	240
General and administrative expense	186,883	167,051	548,359	1,233,209
Depreciation expense	711	1,065	2,398	3,196
Gain on sale of land	(86,188)	-	(275,399)	(140,582)
Total costs, expenses and (gains)	119,286	188,199	331,587	1,147,958
Income (loss) from operations	113,353	(16,930)	385,172	192,592

Interest income	50,401	54,097	218,480	155,196
Miscellaneous income	-	38	66	13,785
Income before income taxes	163,754	37,205	603,718	361,573
Federal and state income tax expense (benefit):
Current	27,548	(13,676)	38,873	(13,676)
Deferred	(30,098)	(3,235)	121,926	157,184
Total income taxes	(2,550)	(16,911)	160,799	143,508
Net income	$166,304	$54,116	$442,919	$218,065

Net income per share:
Basic	$0.08	$0.03	$0.22	$0.11
Diluted	$0.08	$0.03	$0.22	$0.11

Weighted-average shares used in per share calculation:
Basic	2,053,129	2,027,032	2,043,092	2,015,177
Diluted	2,053,129	2,063,583	2,043,092	2,051,728

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Common Stock		Treasury	Additional Paid-In	Retained	Total
	Shares	Amount	Stock	Capital	Earnings	Equity
Balances, June 30, 2025	2,102,595	$59,335	$(620,216)	$3,374,002	$15,898,934	$18,712,055
Net income	-	-	-	-	166,304	166,304
Balances, September 30, 2025	2,102,595	$59,335	$(620,216)	$3,374,002	$16,065,238	$18,878,359

	Common Stock			Additional
	Shares	Amount	Treasury Stock	Paid-In Capital	Retained Earnings	Total Equity
Balances, June 30, 2024	2,066,044	$59,335	$(472,602)	$3,361,386	$15,536,044	$18,484,163
Share-based compensation	-	-	-	12,616	-	12,616
Net income	-	-	-	-	54,116	54,116
Balances, September 30, 2024	2,066,044	$59,335	$(472,602)	$3,374,002	$15,590,160	$18,550,895

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Common Stock			Additional
	Shares	Amount	Treasury Stock	Paid-In Capital	Retained Earnings	Total Equity
Balances, December 31, 2024	2,066,044	$59,335	$(472,602)	$3,374,002	$15,622,319	$18,583,054
Issuances under share-based compensation	36,551	-	-	-	-	-
Repurchases of common stock	-	-	(147,614)	-	-	(147,614)
Net income	-	-	-	-	442,919	442,919
Balances, September 30, 2025	2,102,595	$59,335	$(620,216)	$3,374,002	$16,065,238	$18,878,359

	Common Stock			Additional
	Shares	Amount	Treasury Stock	Paid-In Capital	Retained Earnings	Total Equity
Balances, December 31, 2023	2,014,283	$59,335	$(263,748)	$3,150,376	$15,372,095	$18,318,058
Issuances under share-based compensation	51,761	-	-	-	-	-
Share-based compensation	-	-	-	223,626	-	223,626
Repurchases of common stock	-	-	(208,854)	-	-	(208,854)
Net income	-	-	-	-	218,065	218,065
Balances, September 30, 2024	2,066,044	$59,335	$(472,602)	$3,374,002	$15,590,160	$18,550,895

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$442,919	$218,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,398	3,196
Depletion expense	126	65
Deferred income tax expense	121,925	157,184
Gain on sale of land	(275,399)	(140,582)
Share-based compensation	-	223,626
Changes in operating assets and liabilities:
Decrease (increase) in current assets	27,412	(32,934)
Increase (decrease) in current liabilities	16,915	(321,214)
Net cash provided by operating activities	336,296	107,406

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of certificates of deposit	(6,750,837)	(7,340,723)
Maturity of certificates of deposit	10,493,240	3,073,537
Proceeds from the sale of fixed assets	499,228	140,582
Net cash provided by (used in) investing activities	4,241,631	(4,126,604)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	(147,614)	(208,854)
Net cash used in financing activities	(147,614)	(208,854)

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,430,313	(4,228,052)
Cash and cash equivalents, beginning of the period	3,421,576	7,546,689
Cash and cash equivalents, end of the period	$7,851,889	$3,318,637

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$208,999

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Reclassification of property, plant and equipment to assets held for sale	$4,504,354	$-

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The “Company,” “we,” “us,” and “our,” refer to CKX Lands, Inc.

Note 1:	Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2024 included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

Impairment of Long-lived Assets

Long-lived assets, such as land, timber and property, buildings, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value may be determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models. During the year ended December 31, 2024, the Company performed a step zero impairment analysis on its long-lived assets and determined there were no qualitative factors that would indicate impairment. No impairment charges were recorded during the nine months ended September 30, 2025 and 2024, respectively.

Share-Based Compensation

We maintain one incentive compensation plan: the 2021 Stock Incentive Plan (the Plan). The Plan provides for the issuance of restricted stock units (RSUs) and performance-based restricted stock units (PSUs) to certain of our employees, non-employee directors and consultants.

For awards that are subject to market conditions, we utilize a binomial-lattice model (i.e., Monte Carlo simulation model), to determine the fair value. The Monte Carlo simulation model utilizes multiple input variables to determine the share-based compensation expense. Awards for the maximum number of shares issuable under the Plan were made on June 13, 2022. No further awards were made under the Plan during the nine months ended September 30, 2025. As of September 30, 2025, there are no longer any unvested awards under the plan.

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

Basic and Diluted Earnings per Share

Net earnings per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income per share excludes all potential common shares if their effect is anti-dilutive. There were no dilutive shares outstanding for the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, dilutive shares attributable to 36,551 vested restricted stock units not released were included in the calculation of diluted earnings per share.

Dividends

The Company does not currently pay dividends on a regular basis. In determining whether to declare a dividend, the Board of Directors takes into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions, among other information deemed relevant. Dividends paid per common stock are based on the weighted average number of common stock shares outstanding during the period. No dividends were declared during the nine months ended September 30, 2025 and 2024, respectively.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practical to estimate that value:

Class and Methods and/or Assumptions

Cash and cash equivalents: Carrying value approximates fair value due to its readily convertible characteristic.

Certificates of deposit: Carrying value adjusted to and presented at fair market value.

The estimated fair values of the Company's financial instruments are as follows:

		September 30, 2025		December 31, 2024
Financial Assets:	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	2	$7,851,889	$7,851,889	$3,421,576	$3,421,576
Certificates of deposit	2	2,166,088	2,166,088	5,908,491	5,829,337
Total		$10,017,977	$10,017,977	$9,330,067	$9,250,913

Note 3:	Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2025	2024

Land	$3,621,391	$6,760,765
Timber	661,589	2,250,525
Equipment	120,874	120,873
	4,403,854	9,132,163
Accumulated depreciation	(98,456)	(96,058)
Total	$4,305,398	$9,036,105

During the nine months ended September 30, 2025 and 2024, the Company had a gain on sale of land of $275,399 and $140,582, respectively.

Depreciation expense was $2,398 and $3,196 for the nine months ended September 30, 2025 and 2024, respectively.

Depletion expense was $126 and $65 and for the nine months ended September 30, 2025 and 2024, respectively.

Note 4:	Segment Reporting

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

The tables below present financial information for the Company’s three operating business segments:

	Nine Months Ended September 30,	Year Ended December 31,
	2025	2024
Identifiable Assets, net of accumulated depreciation
Timber	$661,589	2,250,525
Surface	-	-
General corporate assets	18,497,868	16,596,712
Total	19,159,457	18,847,237

Depreciation and depletion
Oil and gas	$-	$-
Timber	126	91
General corporate assets	2,398	4,261
Total	$2,524	$4,352

	Three Months Ended September 30, 2025
	Oil and Gas	Timber	Surface	Consolidated
Revenues	$47,135	94,825	90,679	232,639
Cost of goods sold	5,657	4,833	7,390	17,880
Gross profit	41,478	89,992	83,289	214,759

	Three Months Ended September 30, 2024
	Oil and Gas	Timber	Surface	Consolidated
Revenues	$73,340	18,883	79,046	171,269
Cost of goods sold	12,958	6,885	240	20,083
Gross profit	60,382	11,998	78,806	151,186

	Nine Months Ended September 30, 2025
	Oil and Gas	Timber	Surface	Consolidated
Revenues	$373,131	94,825	248,803	716,759
Cost of goods sold	39,260	9,579	7,390	56,229
Gross profit	333,871	85,246	241,413	660,530

	Nine Months Ended September 30, 2024
	Oil and Gas	Timber	Surface	Consolidated
Revenues	$316,986	21,158	1,002,406	1,340,550
Cost of goods sold	36,189	15,706	240	52,135
Gross profit	280,797	5,452	1,002,166	1,288,415

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation	2025	2024	2025	2024
Total gross profit	$214,759	$151,186	$660,530	$1,288,415
Less:
General & administrative expense	186,883	167,051	548,359	1,233,209
Depreciation expense	711	1,065	2,398	3,196
Gain on sale of land	(86,188)	-	(275,399)	(140,582)
Income (loss) from operations	113,353	(16,930)	385,172	192,592
Miscellaneous income	-	38	66	13,785
Interest income	50,401	54,097	218,480	155,196
Income before income taxes	163,754	37,205	603,718	361,573

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

The Company’s President is also the President of Matilda Stream Management Inc. (“MSM”) and the Chief Financial Officer was, until August 2025, the Chief Investment Officer of MSM. MSM provides administrative services to the Company for no compensation.

Note 7:	Concentrations

Revenue from the Company's five largest customers for the nine months ended September 30, 2025 and 2024, respectively were:

	Nine Months Ended September 30,
Count	2025	2024
1	$191,682	$536,615
2	94,825	240,578
3	37,640	124,366
4	32,794	49,339
5	30,000	32,988

Note 8:	Share-Based Compensation

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

The share-based compensation expense recognized is included in general and administrative expense in the statements of operations. The total fair value of the awards was $3,374,002 of which $0 was unrecognized stock-based compensation expense as of December 31, 2024 and September 30, 2025.

Note 9:	Assets Held for Sale

On August 14, 2025, the Company entered into a definitive agreement to sell approximately 7,014 acres of land located in multiple Louisiana parishes for $9.23 million in cash. The transaction is expected to close in the fourth quarter of 2025, subject to customary conditions. In connection with the agreement, the Company reclassified the land and timber from Property, Plant and Equipment to Assets Held for Sale. The carrying value of the land and timber was $2.9 million and $1.6 million, respectively, as of August 14, 2025. The reclassification of the assets to Held for Sale did not have an impact on earnings.

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

Since the April 18, 2024 update, management and the Board subcommittee, together with the Company’s financial advisors, have continued working with interested parties.

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

As disclosed in the Company’s Current Report on Form 8-K filed on August 15, 2025, and as discussed below, the Company entered into an Agreement of Purchase and Sale on August 14, 2025, for the sale, subject to the terms and conditions set forth in the agreement, of approximately 7,014 acres of land wholly-owned by the Company in several parishes of the State of Louisiana.

Recent Developments

In 2019, the Company began developing several ranchette-style subdivisions on certain of its lands in Calcasieu and Beauregard Parishes using existing road rights of way.  The Company has identified demand in those areas for ranchette-style lots, which consist of more than three acres each, and the Board of Directors and management believe this project will allow the Company to realize a return on its investment in the applicable lands after payment of expenses.  The Company has completed and recorded plans for three subdivisions.  The three subdivisions are located on approximately 415 acres in Calcasieu Parish and approximately 160 acres in Beauregard Parish and contain an aggregate of 39 lots.  As of September 30, 2025, the Company has closed on the sale of 24 of the 39 lots. As of the date of this report the Company is actively marketing the remaining lots.

The Company is working to identify additional undeveloped acres owned by the Company in Southwest Louisiana that would likewise be suitable for residential subdivisions.

During 2024, the Company closed on the sale of one 25-acre ranchette lot in which it had a 100% ownership interest for net proceeds to the Company of $140,582. During the nine months ended September 2025, the Company closed on the sale of two 25-acre lots and one 53-acre lot in Calcasieu parish in which it had a 100% ownership interest for net proceeds to the Company of $499,228, inclusive of a gain on the sales of $275,399.

In August 2025, the Company entered into an Agreement of Purchase and Sale to sell approximately 7,014 acres of land located in multiple Louisiana parishes for $9.2 million in cash. The transaction is expected to close in the fourth quarter of 2025, subject to customary conditions. The land has been reclassified as “Assets Held for Sale” as of the agreement date. We anticipate using the proceeds to strengthen our balance sheet and evaluate strategic opportunities. Until closing, we retain timber harvesting rights under the agreement. We do not expect the transaction to materially impact ongoing operations. The sale may result in a gain or loss depending on final closing adjustments and costs.

Results of Operations

Summary of Results

The Company’s results of operations for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 were driven primarily by increases in oil and gas and timber revenues as well as a decrease in general and administrative expenses, offset by a decrease in surface revenues. The decrease in general and administrative expenses is primarily due to a decrease in professional expenses and salaries and wages, while the decrease in surface revenues is primarily due to lower right of way income during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Revenue – Three Months Ended September 30, 2025

Total revenues for the three months ended September 30, 2025 were $232,639, a decrease of approximately 35.8% when compared with the same period in 2024. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the three months ended September 30, 2025 as compared to 2024, are as follows:

	Three Months Ended September 30,
	2025	2024	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$47,135	$73,340	$(26,205)	(35.7)%
Timber sales	94,825	18,883	75,942	402.2%
Surface revenue	90,679	79,046	11,633	14.7%
Total revenues	$232,639	$171,269	$61,370	35.8%

Oil and Gas

Oil and gas revenues were 20% and 43% of total revenues for the three months ended September 30, 2025 and 2024, respectively.

CKX received oil and/or gas revenues from 78 and 64 wells during the three months ended September 30, 2025 and 2024, respectively.

Oil and gas revenues decreased for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, by $26,205. The decrease was due to a decrease in the average oil sales and average gas sales prices as well as a decrease in net oil and gas produced.

Timber

Timber revenue was $94,825 and $18,883 for the three months ended September 30, 2025 and 2024, respectively. The increase in timber revenues was due to normal business variations in timber customers’ harvesting.

Surface

Surface revenues increased for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, by $11,633. The increase in surface revenue was due to higher oil and gas delay rental income and higher surface lease income, as well as one small right of way payment received in the current quarter.

Revenue – Nine Months Ended September 30, 2025

Total revenues for the nine months ended September 30, 2025 were $716,759, a decrease of approximately 46.5% when compared with the same period in 2024. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the nine months ended September 30, 2025 as compared to 2024, are as follows:

	Nine Months Ended September 30,
	2024	2023	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$373,131	$316,986	$56,145	17.7%
Timber sales	94,825	21,158	73,667	348.2%
Surface revenue	248,803	1,002,406	(753,603)	(75.2)%
Total revenues	$716,759	$1,340,550	$(623,791)	(46.5)%

Oil and Gas

Oil and gas revenues were 52% and 24% of total revenues for the nine months ended September 30, 2025 and 2024, respectively.

CKX received oil and/or gas revenues from 78 and 64 wells during the nine months ended September 30, 2025 and 2024, respectively.

Oil and gas revenues increased for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, by $56,145. The increase was due to an increase in the net oil and gas produced as well as an increase in the average gas sales price, slightly offset by a decrease in the average oil sales price.

Timber

Timber revenue was $94,825 and $21,158 for the nine months ended September 30, 2025 and 2024, respectively. The increase in timber revenues was due to normal business variations in timber customers’ harvesting.

Surface

Surface revenues decreased for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, by $753,603. The decrease in surface revenue was due to lower right of way income during the nine month current period versus the prior year.

Costs and Expenses – Three and Nine Months Ended September 30, 2025

Oil and gas costs decreased for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 by $7,301. Oil and gas costs increased for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 by $3,071. Oil and gas costs fluctuated proportionately with increased or decreased production.

Timber costs decreased for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, by $2,052. Timber costs decreased for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, by $6,127. Timber costs are related to general management of the Company’s timberland. The decrease is primarily due to decreased timber management costs.

General and administrative expenses increased for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, by $19,832. This is primarily due to an increase in legal fees. General and administrative expenses decreased for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, by $684,850. This is primarily due to a decrease in professional expenses and salaries and wages.

Gain on Sale of Land – Three and Nine Months Ended September 30, 2025

Gain on sale of land was $275,399 and $140,582 for the nine months ended September 30, 2025 and 2024, respectively. For the three months ended September 30, 2025, this consisted of the sale of one 25-acre lot in Calcasieu parish. There were no land sales for the three months ended September 30, 2024. For the nine months ended September 30, 2025, this consisted of the sale of two 25-acre ranchette lots and one 53-acre lot in Calcasieu parish.  For the nine months ended September 30, 2024, this consisted of the sale of one 25-acre ranchette lot in Calcasieu parish.

Liquidity and Capital Resources

Sources of Liquidity

Current assets totaled $14,744,240 and current liabilities equaled $281,098 at September 30, 2025.

As of September 30, 2025 and December 31, 2024, the Company had no outstanding debt.

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

Analysis of Cash Flows

Net cash provided by operating activities was $336,296 and $107,406 for the nine months ended September 30, 2025 and 2024, respectively. The increase in cash provided by operating activities was attributable to an increase in net income as well as a greater increase in current liabilities, which resulted in a favorable impact on operating cash flows.

Net cash provided by investing activities was $4,241,631 for the nine months ended September 30, 2025, while net cash used in investing activities was $4,126,604 for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, this resulted from purchases of certificates of deposits of $6,750,837, offset by the maturity of certificates of deposit of $10,493,240 and proceeds from the sale of fixed assets of $499,228. For the nine months ended September 30, 2024, this resulted from purchases of certificates of deposits of $7,340,723, offset by the maturity of certificates of deposit of $3,073,537 and proceeds from the sale of fixed assets of $140,582.

Net cash used in financing activities was $147,614 and $208,854 for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, this resulted from repurchases of common stock.

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the nine months ended September 30, 2025 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation and Recent Accounting Pronouncements, to our condensed financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2025, we did not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 3. NOT APPLICABLE

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company’s principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on its evaluation, management concluded that as of September 30, 2025, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEMS 1 – 4.  NOT APPLICABLE

ITEM 5. OTHER INFORMATION

During the third fiscal quarter of the Registrant’s 2025 fiscal year, no director or officer adopted or terminated a contract, instruction or written plan or arrangement for the purchase or sale of securities of the Registrant.

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

3.4	Amended and Restated By-Laws of the Registrant (adopted as of August 10, 2023) (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 001-31905) filed on August 14, 2023).

10.1	Agreement of Purchase and Sale dated August 14, 2025 by and among the Registrant, Southern Pine Plantations of Georgia, Inc. and Adams, Hemingway, Wilson and Rutledge, LLC, as escrow agent (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-31905) filed on August 15, 2025).

31.1*	Certification of W. Gray Stream, President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Scott A. Stepp, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of W. Gray Stream, President, pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Scott Stepp, Chief Financial Officer, pursuant to 18 U.S.C. Section 1320 and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2025

CKX LANDS, INC.

By:

/s/ W. Gray Stream
W. Gray Stream
President
(Principal executive officer)