Form 10-K
period 2025-12-31
CKX LANDS, INC.
filed 2026-03-31
CIK 352955

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

YES ☐     NO ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2025 based on the closing price on that date of $10.70 was $14,441,191.

The number of shares of the registrant’s Common Stock outstanding as of March 30, 2026, was 2,053,129.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement prepared in connection with the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

Since the April 18, 2024 update, management and the Board subcommittee, together with the Company’s financial advisors, continue to engage with interested parties.

On November 18, 2025, the Company sold to Southern Pine Plantations of Georgia, Inc. approximately 6,548 acres of land wholly-owned by the Company in Allen, Beauregard, Calcasieu, Cameron, Jefferson Davis, Natchitoches, Rapides and Sabine Parishes of the State of Louisiana. The Company disclosed the completion of the transaction on its Current Report on Form 8-K filed November 20, 2025. The adjusted purchase price was $8,618,021.70, paid in cash. The transaction was executed pursuant to an Agreement of Purchase and Sale effective August 14, 2025, as amended, that contemplated the sale of approximately 7,014 acres. Certain portions of the originally contemplated property were excluded from the sale in accordance with the Agreement, resulting in a reduction of the original purchase price equal to $1,316.05 per excluded acre. The completion of this transaction represents a significant step in the Company’s ongoing evaluation of strategic alternatives.

As part of management’s efforts to maximize value for shareholders through the strategic alternative evaluation, the Company expects to seek to partition, in kind or by sale, ownership of its undivided interests in lands co-owned with others. There can be no assurance that such efforts will result in a negotiated partition of the Company’s co-owned acreage and that the Company can avoid a court-ordered partition.

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

Employees

The Company has two employees, both of whom are part-time. The Company is not subject to union contracts nor does the Company have any medical benefit, pension, profit sharing, option or deferred compensation programs. The Company has a stock incentive plan adopted in connection with the Executive Employment Agreement effective July 15, 2020, as amended, with its President, and the Company’s Chief Financial Officer is also a participant in the plan. The plan permits the Company to grant restricted stock units or performance shares for up to 357,000 shares of its common stock. The Company granted awards for all 357,000 shares issuable under the plan on June 13, 2022. As of December 31, 2024, 76,755 restricted stock units and 83,345 performance shares had vested, representing a total of 160,100 issuable shares under the Plan. As of December 31, 2024, a total of 123,549 of the issuable shares had been issued to employees, with 36,551 shares underlying vested restricted stock units remaining unissued. The Company issued those shares on April 16, 2025. On July 15, 2024, all 196,900 unvested performance shares awarded to employees under the Plan lapsed without the performance criteria being achieved and were forfeited by the grantees. There are no further unvested awards outstanding under the Plan.

Customers

The Company’s customers are those who have mineral leases on Company lands, purchase timber in competitive bids or execute surface leases for farming, hunting, right of ways or other purposes. During 2025, the Company received approximately 64.02% of its total revenues from the following customers:

Customer	Revenue Type	% of Total Revenue
Riceland Petroleum Company	Oil & Gas	22.86%
Beau Shell Logging, LLC	Timber	11.31%
Sunchase Power, LLC	Surface lease	6.43%
Ballard Exploration Company	Oil & Gas	5.36%
Cedar Holdco, LLC	Surface Lease	5.28%
Daylight Petroleum	Oil & Gas	5.03%
Chato Energy, LLC	Oil & Gas	4.17%
Salty Oaks, LLC	Hunting Lease	3.58%

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

We cannot assure you that our exploration of strategic alternatives will result in us pursuing further transactions or that any such transactions would be successfully completed. The process of reviewing strategic alternatives or its conclusion may have adversely affected our business, our stockholders, and the market for our common stock, and such effects may continue.

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

Since the April 18, 2024 update, management and the Board subcommittee, together with the Company’s financial advisors, continue to engage with interested parties.

As discussed in Part I, Item I of this report, on November 18, 2025, the Company sold approximately 6,548 acres of land wholly-owned by the Company in several parishes of the State of Louisiana for $8,618,021.70 in cash. While the completion of this transaction was a significant step in the Company’s ongoing evaluation of strategic alternatives, we cannot assure you that the process will result in one or more definitive agreements for further transactions, what the timing or final outcome of the process will be, what the terms, structure, benefits and costs of any transaction will be, or that any transaction that is agreed to will be completed. Entry into or completion of any potential transaction or other strategic alternatives would depend on a number of factors that may be beyond our control, including, among other things, general economic and market conditions, industry trends, regulatory approvals and the availability of financing for a potential transaction on reasonable terms. Moreover, a sale of the Company or all or substantially all of its assets would be subject to a number of conditions and contingencies, including the approval of the Company’s shareholders. There can be no assurance that the Board will recommend that CKX’s shareholders approve any transaction, or that any transaction will receive shareholder approval.

Even if a transaction is entered into, we cannot assure you that it will be successful, achieve our objectives or have a positive effect on stockholder value. Our Board of Directors may also determine that no transaction is in the best interest of our stockholders.

As part of management’s efforts to maximize value for shareholders through the strategic alternative evaluation process, we expect to seek to partition, in kind or by sale, ownership of the Company’s undivided interests in lands co-owned with others. We cannot assure you that that such efforts will result in a negotiated partition of the Company’s co-owned acreage and that the Company can avoid a court-ordered partition.

We have incurred significant expenses associated with identifying, evaluating and negotiating potential strategic alternatives, and we expect to continue to incur such expenses. The process of reviewing potential strategic alternatives has been and may continue to be time-consuming, distracting and disruptive to our business and our management team. We may also incur additional unanticipated expenses in connection with this process. In addition, we may be subject to costly and time-consuming litigation related to the process. Further, the process may result in the loss of potential business opportunities as well as our ability to retain customers, recruit and retain qualified personnel, and maintain other business relationships.

In addition, the strategic alternative process, speculation regarding any developments related to the process, and perceived uncertainties related to the future of the Company may have had, and could continue to have, a negative effect on the market price of our common stock, and could cause our stock price to fluctuate significantly.

We co-own approximately 90% of our net acres with other persons. We have less control over the management of lands that we co-own versus lands of which we are the sole owner, which could negatively impact our revenues and financial condition.

Following the November 18, 2025 sale of approximately 6,548 of our wholly-owned acres, we co-own approximately 90% of our net acres with other persons. A majority of our co-owned acres are held in the form of a 1/6 undivided interest in approximately 33,200 acres (5,533 net acres) of predominantly undeveloped land located in Southern Louisiana. There is no formal co-ownership agreement in place with respect to our co-owned lands, so all major decisions concerning these lands require the unanimous agreement of all the co-owners. As a result, we cannot control these decisions. These decisions include, among other things, whether to sell the property (other than selling our undivided interest in the property), whether to lease the property for surface or mineral income, and whether to harvest timber on the property. We have historically enjoyed a constructive relationship with our co-owners, and believe all co-owners share a desire to maximize the value of the co-owned lands over the long term. However, our lack of control over our co-owned lands may prevent us from managing those lands in the manner we think is in the best interest of our company and our shareholders, and could negatively affect our revenues and profitability, the value of our undivided interests, and thus the value of our business.

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

We have approximately 3,862 net acres of timberland in various stages of growth or age classes. A typical pine timber stand will be harvested after 30 to 35 years of growth with some thinning occurring during this time. A hardwood stand will be harvested after 45 to 50 years of growth. A natural disaster can have a material adverse effect on timber growth, reducing its value. In addition to hurricanes, natural disasters that could affect our timber lands include tornados, high winds, heavy rains and flooding, and/or fire caused by lightning or other sources.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Over time, as the SEC and NYSE American have adopted new rules, including rules requiring us to make additional public disclosures, the costs and time necessary for us to comply with public company rules has increased. Failure to comply with these requirements can have numerous adverse consequences, including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence, delisting of our securities and/or governmental or private actions against us. Our efforts to comply with new and changing regulations are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention.

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

Disruptions in commercial activity and changes in consumer spending resulting from the COVID-19 pandemic significantly affected worldwide commerce and the global economy. Although we operated continuously throughout the pandemic, and while conditions in the U.S. and around the world significantly improved, we cannot predict how future viral outbreaks could impact our operations. In addition, we could be affected by other significant events in the United States or abroad that could cause similar disruptions in commerce, like future pandemics, the outbreak of war or other hostilities, geopolitical conflicts, and international trade measures and disputes, cyberattacks affecting infrastructure we depend on, changes in U.S. government spending and resulting economic uncertainties, and climate emergencies. Among other possible effects, these kinds of events could materially and adversely affect us in the following ways:

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

The Company owns approximately 7,023 net acres all located in Louisiana. The approximate gross and net acres located in each Louisiana parish are presented below.

Parish	Gross Acres	Net Acres	Segment(s)

Calcasieu	13,805	2,704	Oil and gas, timber and surface
Jefferson Davis	9,134	1,705	Oil and gas, timber and surface
Allen	6,867	1,307	Oil and gas, timber and surface
Beauregard	4,726	957	Oil and gas, timber and surface
Cameron	1,246	272	Oil and gas, surface
LaFourche	240	40	Oil and gas
Natchitoches	1	1	Timber
Vermilion	180	30	Oil and gas, surface
Rapides	3	3	Timber
St. Landry	42	4	Timber

Total	36,244	7,023

Included in the 7,023 net acres presented above, are approximately 715 acres owned 100% by the Company. The Louisiana parish location for these 100% owned lands is presented below:

Parish	Acres	Segment(s)

Beauregard	123	Oil and gas, timber and surface
Calcasieu	370	Oil and gas, timber and surface
Allen	0	Oil and gas, timber and surface
Jefferson Davis	59	Timber and surface
Natchitoches	0	Timber and surface
Cameron	160	None
Rapides	3	Timber

Total	715

For management purposes, the Company classifies the 7,023 net acres owned by CKX as follows: 3,862 net acres are timber lands, 2,077 net acres are agriculture lands, 890 net acres are marsh lands, and 194 net acres are located in metropolitan areas.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company was not involved in any legal proceedings as of December 31, 2025.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the NYSE American under the trading symbol CKX.

Common Stock

As of March 30, 2026, there were 2,053,129 shares outstanding. There were no sales of unregistered securities of the Company and no purchases of CKX equity securities by the Company during 2025 (other than shares that were withheld by the Company to satisfy tax withholding obligations of stock plan participants incurred upon the vesting of stock awards).

Holders

On March 30, 2026, we had 258 stockholders of record.

Dividend Policy

The Company does not currently pay dividends on a regular basis.  In determining whether to declare a dividend, the Board of Directors takes into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions among other information deemed relevant.

Pursuant to a dividend reversion clause in the Company’s Articles of Incorporation, dividends not claimed within one year after a dividend becomes payable will expire and revert in full ownership to the Company and the Company’s obligation to pay such dividend will cease. During 2025 and 2024, the Company received no dividend reversions.

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

Since the April 18, 2024 update, management and the Board subcommittee, together with the Company’s financial advisors, continue to engage with interested parties.

On November 18, 2025, the Company sold to Southern Pine Plantations of Georgia, Inc. approximately 6,548 acres of land wholly-owned by the Company in Allen, Beauregard, Calcasieu, Cameron, Jefferson Davis, Natchitoches, Rapides and Sabine Parishes of the State of Louisiana. The Company disclosed the completion of the transaction on its Current Report on Form 8-K filed November 20, 2025. The adjusted purchase price was $8,618,021.70, paid in cash. The transaction was executed pursuant to an Agreement of Purchase and Sale effective August 14, 2025, as amended, that contemplated the sale of approximately 7,014 acres. Certain portions of the originally contemplated property were excluded from the sale in accordance with the Agreement, resulting in a reduction of the original purchase price equal to $1,316.05 per excluded acre. The completion of this transaction represents a significant step in the Company’s ongoing evaluation of strategic alternatives.

As part of management’s efforts to maximize value for shareholders through the strategic alternative evaluation process, the Company expects to seek to partition, in kind or by sale, ownership of its undivided interests in lands co-owned with others. There can be no assurance that such efforts will result in a negotiated partition of the Company’s co-owned acreage and that the Company can avoid a court-ordered partition.

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

Recent Developments

In 2019, the Company began developing several ranchette-style subdivisions on certain of its lands in Calcasieu and Beauregard Parishes using existing road rights of way. The Company has identified demand in those areas for ranchette-style lots, which consist of more than three acres each, and the Board of Directors and management believe this project will allow the Company to realize a return on its investment in the applicable lands after payment of expenses. The Company has completed and recorded plans for three subdivisions. The three subdivisions are located on approximately 415 acres in Calcasieu Parish and approximately 160 acres in Beauregard Parish and contain an aggregate of 39 lots. As of December 31, 2025, the Company has closed on the sale of 29 of the 39 lots. A portion of the acreage associated with these subdivisions was sold in November 2025, as part of the transaction with Southern Pine Plantations of Georgia, Inc.

During 2024, the Company closed on the sale of one 25-acre ranchette lot in which it had a 100% ownership interest for net proceeds to the Company of $140,582.

During 2025, the Company closed on the sale of two 25-acre lots and one 53-acre lot in Calcasieu parish in which it had a 100% ownership interest for net proceeds to the Company of $499,228, inclusive of a gain on the sales of $275,399.

Additionally, on November 18, 2025, the Company completed the sale of approximately 6,548 acres of land wholly‑owned by the Company in Allen, Beauregard, Calcasieu, Cameron, Jefferson Davis, Natchitoches, Rapides and Sabine Parishes of the State of Louisiana pursuant to the Agreement of Purchase and Sale, as amended. The adjusted purchase price was $8,618,022, resulting in a gain on sale of $3,282,469.

Summary of Fiscal Year 2025 Results

The Company had net income for the year ended December 31, 2025 of $3,009,972 compared to net income of $250,224 for the year ended December 31, 2024. This change was primarily attributable to an increase in gain on sale of land of $3,472,232 and a decrease in general and administrative expense of $732,712, offset by a decrease in total revenue of $682,581, and an increase in total income tax expense of $879,296.

Results of Operations - for the years ended December 31, 2025 and 2024

Revenue

Total revenues for 2025 were $838,543, a decrease of approximately 44.9% when compared with 2024 revenues of $1,521,124. Total revenue consists of oil and gas, timber, and surface revenues. The decrease in revenues was due primarily to lower surface revenues, which in turn were driven by lower right of way income in fiscal year 2025 as compared to 2024. Components of revenues for the year ended December 31, 2025 as compared to 2024, are as follows:

	Years Ended December 31,
	2025	2024	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$415,469	$417,846	$(2,377)	(0.6)%
Timber sales	94,825	22,225	72,600	326.7%
Surface revenue	328,249	1,081,053	(752,804)	(69.6)%
Total revenues	$838,543	$1,521,124	$(682,581)	(44.9)%

Oil and Gas

Oil and gas revenues were 50% and 27% of total revenues for 2025 and 2024, respectively. A breakdown of oil and gas revenues for the years ended December 31, 2025, as compared to 2024 are as follows:

	Years Ended December 31,
	2025	2024	Change from Prior Year	Percent Change from Prior Year
Oil	$291,051	$354,821	$(63,770)	(18.0)%
Gas	133,593	66,672	66,921	100.4%
Lease and geophysical	(9,175)	(3,647)	(5,528)	(151.6)%
Total revenues	$415,469	$417,846	$(2,377)	(0.6)%

CKX received oil and/or gas revenues from 80 and 72 wells during the years ended December 31, 2025 and 2024, respectively.

The following schedule summarizes barrels and MCF produced and average price per barrel and per MCF for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Net oil produced (Bbl)(2)	4,222	4,558
Average oil sales price (per Bbl)(1,2)	$68.93	$77.84
Net gas produced (MCF)	34,610	20,966
Average gas sales price (per MCF)(1)	$3.86	$3.18

(1) Before deduction of production costs and severance taxes

(2) Excludes plant products

Oil revenues decreased for the year ended December 31, 2025, as compared to 2024, by $63,770. Gas revenues increased for the year ended December 31, 2025, as compared to 2024, by $66,921. As indicated from the schedule above, the decrease in oil revenues was due to an decrease in net oil produced and decrease in average oil sales price. The increase in gas revenues was due to an increase in net gas produced and increase in average gas sales price.

The following eight fields produced 95.46% of the Company’s oil and gas revenues in 2025. The following table shows the number of barrels of oil (Bbl Oil) and MCF of gas (MCF Gas) produced from these fields.

Field	Bbl Oil	MCF Gas
Jennings, South	1,692	24,515
Bon Air	1,273	9,281
South Bear Head Creek	1,278	87
Cowards Gully	573	-
Gonzales County	490	229
Castor Creek	197	-
Lake Arthur	1,242	1,546
North Indian Village	1,374	-

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

Lease and geophysical revenues decreased for the year ended December 31, 2025, as compared to 2024, by $5,528. These revenues are dependent on oil and gas producers’ activities, are not predictable and can vary significantly from year to year.

Timber

Timber revenues were 11% and 1% of total revenues for 2025 and 2024, respectively. Timber revenues increased for the year ended December 31, 2025, as compared to the year ended December 31, 2024, by $72,600. Management believes the increase in timber revenue was due to normal business variations in timber customers’ harvesting.

Surface

Surface revenues were 39% and 71% of total revenues for 2025 and 2024, respectively. Surface revenues decreased for the year ended December 31, 2025, as compared to 2024, by $752,804. The decrease in surface revenue was due to lower right of way income in the current year as compared to the prior year, driven by normal fluctuations in regional development activity.

Costs and Expenses

Oil and gas costs decreased for the year ended December 31, 2025 as compared to 2024 by $3,133. These variances are due to the normal variations in year to year costs, which correlate directly with variations in revenues.

Timber costs decreased for the year ended December 31, 2025 as compared to 2024 by $5,590. Timber costs are related to general management of the Company’s timberland. The decrease is primarily due to decreased timber management costs.

General and administrative expenses decreased for the year ended December 31, 2025 as compared to 2024 by $732,712. This is primarily due to a decrease in professional expenses and share-based compensation expense.

Gain on Sale of Land and Equipment

Gain on sale of land was $3,577,868 and $85,636 for the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, this consisted of a gain on sale of two 25-acre ranchette lots and one 53-acre lot in Calcasieu parish, as well as the sale of 6,458 acres of land in various parishes. Refer to Note 4 to the financial statements for additional information. For the year ended December 31, 2024, this consisted of a gain on sale of one parcel of land.

Outlook for Fiscal Year 2026

The Company will continue to consider and evaluate commercial, agricultural and timber lands, and other business opportunities for acquisitions and to evaluate its current holdings for divestiture. The Company will consider purchases outside of southwest Louisiana and will consider developing its properties for commercial or residential purposes.

The Company began directly managing its lands in 2017. The Company believes direct land management and continuing economic activity in southwest Louisiana may be a catalyst for increased surface revenue.

Liquidity and Capital Resources

Sources of Liquidity

The Company’s current assets totaled $18,063,055 and current liabilities equaled $730,402 at December 31, 2025.

As of December 31, 2025, and 2024, the Company had no outstanding debt.

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

Analysis of Cash Flows

Net cash provided by operating activities increased by $254,869 to $459,630 for the year ended December 31, 2025, compared to $204,761 for the year ended December 31, 2024. The change in cash provided by operating activities was attributable primarily to a $2,759,748 increase in net income, offset by an increase in gain on sale of land of $3,472,232.

Net cash provided by (used in) investing activities was $14,276,515 and $(4,121,020) for the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, this included purchases of certificates of deposit of $6,750,837 offset by maturity of certificates of deposits of $12,659,328, and proceeds from the sale of fixed assets of $8,368,024. For the year ended December 31, 2024, this included purchases of certificates of deposit of $7,340,724 offset by maturity of certificates of deposits of $3,079,122 and proceeds from the sale of fixed assets of $140,582.

Net cash used in financing activities was $147,614 and $208,854 for the year ended December 31, 2025, and 2024, respectively. For the years ended December 31, 2025 and 2024, this consisted of stock withheld to pay employee taxes of $147,614 and $208,854, respectively.

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

The Company’s financial statements, together with the report of the independent registered public accounting firm thereon and the notes thereto, are presented beginning at page F-1. The Company’s balance sheets as of December 31, 2025 and 2024 and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended have been audited by MaloneBailey, LLP. MaloneBailey, LLP is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures that are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The evaluation of our disclosure controls and procedures included a review of the control objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. After conducting this evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures, as defined by Rule 13a-15(e) under the Exchange Act, were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our principal executive and financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, as required by Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the 2013 Internal Control - Integrated Framework. Based on our assessment under the framework in Internal Control - Integrated Framework (2013 framework), our principal executive and financial officers concluded that our internal control over financial reporting was not effective as of December 31, 2025, due to a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s assessment of the Company’s internal control over financial reporting as of December 31, 2025 determined that the following material weaknesses exist:

●	There were inadequate controls over the proper classification of cash equivalents and short-term investments.
●	There were inadequate controls over proper accounting for income taxes.
●	There were inadequate controls over proper accounting on the basis of land holdings.

These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore, we concluded that the deficiencies represent material weaknesses in our internal control over financial reporting as of December 31, 2025.

Notwithstanding such material weakness in internal control over financial reporting, our management, including our principal executive and financial officer, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Form 10-K, in conformity with GAAP.

Remediation Plan

In response to the identified control deficiencies, management has implemented and will continue to enhance procedures designed to strengthen internal control over financial reporting. Management will monitor the effectiveness of these procedures and may implement additional remediation measures as necessary.

Key remediation efforts include:

●

Cash and Short-Term Investments: Quarterly reporting, management review, and reconciliation procedures to ensure proper classification and accuracy, supported by formal policies and personnel training.

●

Income Tax Provision and Equity Compensation: Quarterly preparation, review, and reconciliation of the tax provision to ensure correct accounting for RSUs and PSUs, guided by formal policies and procedures and supported by training for relevant personnel.

●

Land Sale Transactions: Quarterly reporting, review, and reconciliation to verify cost basis and gain/loss calculations, with policies, procedures, and training to ensure consistent and accurate accounting.

Management believes these measures will strengthen internal control over financial reporting; however, the material weaknesses will not be considered remediated until controls have been fully implemented, operated for a sufficient period, and tested for effectiveness.

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

Item 9B.	OTHER INFORMATION

During the fourth quarter of the Registrant’s 2025 fiscal year, no director or officer adopted or terminated a contract, instruction or written plan or arrangement for the purchase or sale of securities of the Registrant.

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

The following table provides information as of December 31, 2025, about equity compensation plans (including individual compensation arrangements) under which equity securities of the Registrant are authorized for issuance. The Registrant’s only equity compensation plan is its stock incentive plan approved by its shareholders on May 6, 2021.

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

3.4	Amended and Restated By-Laws of the Registrant (adopted as of August 10, 2023) (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 001-31905) filed on August 14, 2023).

4.1	Description of capital stock (incorporated by reference to Exhibit 4.1 to Form 10-K (File No. 001-31905) for the year ended December 31, 2019, filed on March 16, 2020).

10.1+	CKX Lands, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-8 filed on May 28, 2021, Registration No. 333-256589).

10.2

Agreement of Purchase and Sale dated August 14, 2025 by and among the Registrant, Southern Pine Plantations of Georgia, Inc. and Adams, Hemingway, Wilson and Rutledge, LLC, as escrow agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 15, 2025).

10.3

Amendment to Agreement of Purchase and Sale effective October 10, 2025 by and between the Registrant and Southern Pine Plantations of Georgia, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on November 20, 2025).

10.4

Second Amendment to Agreement of Purchase and Sale effective October 28, 2025 by and between the Registrant and Southern Pine Plantations of Georgia, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on November 20, 2025).

10.5

Third Amendment to Agreement of Purchase and Sale effective November 13, 2025 by and between the Registrant and Southern Pine Plantations of Georgia, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on November 20, 2025).

19.1	CKX Lands, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Form 10-K (File No. 001-31905) for the year ended December 31, 2024, filed on March 25, 2025).

23*	Consent of MaloneBailey, LLP

31.1*	Certification of W. Gray Stream, President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Scott Stepp, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of W. Gray Stream, President pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Scott Stepp, Chief Financial Officer, pursuant to 18 U.S.C. Section 1320 and Section 906 of the Sarbanes- Oxley Act of 2002.

97	Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 to Form 10-K (File No. 001-31905) for the year ended December 31, 2023 filed on March 27, 2024).

101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.DEF*	Inline XBRL Taxonomy Extension Definition
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
+	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2026.

CKX LANDS, INC.

By:

/s/ W. Gray Stream
W. Gray Stream
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2026.

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

CKX LANDS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CKX Lands, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CKX Lands, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters  are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2015.

Houston, Texas

March 30, 2026

CKX LANDS, INC.

BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$18,010,108	$3,421,576
Certificates of deposit	-	5,908,491
Accrued accounts receivable	41,705	78,119
Prepaid expense and other assets	11,242	171,202
Total current assets	18,063,055	9,579,388
Property and equipment, net	4,222,713	9,036,105
Deferred tax asset	-	231,744
Total assets	$22,285,768	$18,847,237

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade payables and accrued expenses	$87,985	$52,420
Income tax payable	469,048	-
Unearned revenue	173,369	211,763
Total current liabilities	730,402	264,183
Deferred tax liability	109,954	-
Total liabilities	840,356	264,183

Stockholders' equity:
Common stock, 3,000,000 shares authorized, no par value, 2,102,595 and 2,053,129 shares issued and outstanding, respectively, as of December 31, 2025, and 2,066,044 and 2,027,032 shares issued and outstanding, respectively, as of December 31, 2024	59,335	59,335
Additional paid in capital	3,374,002	3,374,002
Treasury stock, 49,466 and 39,012 shares, at cost, respectively, as of December 31, 2025 and 2024	(620,216)	(472,602)
Retained earnings	18,632,291	15,622,319
Total stockholders' equity	21,445,412	18,583,054
Total liabilities and stockholders' equity	$22,285,768	$18,847,237

The accompanying notes are an integral part of these financial statements.

CKX LANDS, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2025	2024

Revenues:
Oil and gas	$415,469	$417,846
Timber sales	94,825	22,225
Surface revenue	328,249	1,081,053
Total revenue	838,543	1,521,124
Costs, expenses and (gains):
Oil and gas costs	43,303	46,436
Timber costs	12,795	18,385
Surface costs	8,600	533
General and administrative expense	687,441	1,420,153
Depreciation expense	3,109	4,261
Gain on sale of land	(3,557,868)	(85,636)
Total costs, expenses and (gains)	(2,802,620)	1,404,132
Income from operations	3,641,163	116,992

Interest income	335,539	206,949
Miscellaneous income	66	13,783
Income before income taxes	3,976,768	337,724
Federal and state income tax expense (benefit):
Current	625,098	(9,877
Deferred	341,698	97,377
Total income taxes	966,796	87,500
Net income	$3,009,972	$250,224

Net income per share:
Basic	$1.47	$0.12
Diluted	$1.47	$0.12

Weighted-average shares used in per share calculation:
Basic	2,045,622	2,018,157
Diluted	2,045,622	2,054,610

The accompanying notes are an integral part of these financial statements.

CKX LANDS, INC. STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock			Additional Paid- In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, December 31, 2024	2,066,044	$59,335	$(472,602)	$3,374,002	$15,622,319	$18,583,054
Issuances under share-based compensation	36,551	-	-	-	-	-
Repurchases of common stock	-	-	(147,614)	-	-	(147,614)
Net income	-	-	-	-	3,009,972	3,009,972
Balances, December 31, 2025	2,102,595	$59,335	$(620,216)	$3,374,002	$18,632,291	$21,445,412

	Common Stock			Additional Paid- In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, December 31, 2023	2,014,283	$59,335	$(263,748)	$3,150,376	$15,372,095	$18,318,058
Issuances under share-based compensation	51,761	-	-	-	-	-
Share-based compensation	-	-	-	223,626	-	223,626
Repurchases of common stock	-	-	(208,854)	-	-	(208,854)
Net income	-	-	-	-	250,224	250,224
Balances, December 31, 2024	2,066,044	$59,335	$(472,602)	$3,374,002	$15,622,319	$18,583,054

The accompanying notes are an integral part of these financial statements.

CKX LANDS, INC.

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,009,972	$250,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,109	4,261
Depletion expense	126	91
Deferred income taxes	341,698	97,377
Gain on sale of land	(3,557,868)	(85,636)
Share-based compensation	-	223,626
Changes in operating assets and liabilities:
(Increase) decrease in current assets	196,374	(54,017)
Increase (decrease) in current liabilities	466,219	(231,165)
Net cash provided by operating activities	459,630	204,761

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of certificates of deposit	(6,750,836)	(7,340,724)
Maturity of certificates of deposit	12,659,328	3,079,122
Proceeds from the sale of fixed assets	8,368,024	140,582
Net cash provided by (used in) investing activities	14,276,516	(4,121,020)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(147,614)	(208,854)
Net cash used in financing activities	(147,614)	(208,854)

NET CHANGE IN CASH AND CASH EQUIVALENTS	14,588,532	(4,125,113)
Cash and cash equivalents, beginning of the period	3,421,576	7,546,689
Cash and cash equivalents, end of the period	$18,010,108	$3,421,576

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$263,739

The accompanying notes are an integral part of these financial statements.

CKX LANDS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1:	Nature of Business and Significant Accounting Policies

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

Certificate of Deposits

Certificates of deposit with original maturities of three months or less are classified as cash equivalents. Certificates of deposit with original maturities greater than three months are recorded at cost, which approximates fair value, and are classified as short-term or long-term investments based on their remaining maturities.

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

Impairment of Long-lived Assets

Long-lived assets, such as land, timber and property, buildings, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value may be determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models. During the year ended December 31, 2025, the Company performed a step zero impairment analysis on furniture and fixtures and land improvements and determined there were no qualitative factors that would indicate impairment. No impairment charges were recorded during the years ended December 31, 2025 and 2024. During the year ended December 31, 2025, no impairment triggering factors were noted and no quantitative analysis was performed.

Share-Based Compensation

We maintain one incentive compensation plan: the 2021 Stock Incentive Plan (the Plan). The Plan provides for the issuance of restricted stock units (RSUs) and performance-based restricted stock units (PSUs) to certain of our employees, non-employee directors and consultants.

For awards that are subject to market conditions, we utilize a binomial-lattice model (i.e., Monte Carlo simulation model), to determine the fair value. The Monte Carlo simulation model utilizes multiple input variables to determine the share-based compensation expense. Awards for the maximum number of shares issuable under the Plan were made on June 13, 2022. No further awards were made under the Plan during the twelve months ended December 31, 2025. As of December 31, 2025, there are no longer any unvested awards under the plan.

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

Oil and Gas

Oil and gas revenue is generated through customer contracts, where we provide the customer access to a designated tract of land upon which the customer performs exploration, extraction, production and ultimate sale of the oil and gas. The Company receives royalties on all oil and gas produced by the customer. The performance obligation identified in oil and gas related contracts is the oil and gas produced on the designated tract of land. The performance obligation is satisfied at a point in time, which is when the customer produces oil and gas. The transaction price is comprised of fixed fees (royalties) on all oil and gas produced. The Company accrues monthly royalty revenues based upon estimates and adjusts to actual as the Company receives payments. Net accrued royalty income was $41,705 and $78,119 as of December 31, 2025 and 2024, respectively. There are no capitalized contract costs associated with oil and gas contracts.

Timber

Timber revenue is generated through customer contracts executed as a pay-as-cut arrangement, where the customer acquires the right to harvest specified timber on a designated tract for a set period of time at agreed-upon unit prices. The performance obligation identified in timber related contracts is the severing of a single tree.

We satisfy our performance obligation when timber is severed, at which time revenue is recognized. The transaction price for timber sales is determined using contractual rates applied to harvest volumes. The Company may receive a deposit at the time of entering into a stumpage agreement and this deposit is recorded in unearned revenue until earned. The Company held stumpage agreement deposits of $0 as of December 31, 2025 and 2024. There are no capitalized contract costs associated with timber contracts. No revenue has been recognized on the stumpage agreements held by the Company that are still open. The amount deposited by the customer is recognized as revenue against the first timber harvested. If no timber is harvested by the end of the contract the deposit is retained and recognized as income at contract end.

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

Basic and Diluted Earnings per share

Net earnings per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income per share excludes all potential common shares if their effect is anti-dilutive. There were no dilutive shares outstanding for the years ended December 31, 2025 and 2024.

Dividends

The Company does not currently pay dividends on a regular basis. In determining whether to declare a dividend, the Board of Directors takes into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions, among other information deemed relevant. Dividends paid per common stock are based on the weighted average number of common stock shares outstanding during the period. No dividends were declared during the years ended December 31, 2025 and 2024.

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

Other Taxes

Taxes, other than income taxes, which consisted of property, franchise and oil and gas production taxes were $88,622 and $153,125, for the years ended December 31, 2025 and 2024, respectively.

Leases

The Company leases its lands to individuals and entities for various purposes. The Company accounts for these types of leases in accordance with ASC 842, Leases, and subsequent amendments, which require that leases be evaluated and classified as operating or capital leases for financial reporting purposes. For leases classified as operating, the Company calculates rent expense on a straight-line basis over the lesser of the lease term including renewal options, if reasonably assured, or the economic life of the leased premises, taking into consideration rent escalation clauses and other lease concessions, if applicable. The Company has no capital leases as of December 31, 2025, or 2024.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation table, as well as disclosure of income taxes paid disaggregated by jurisdiction. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See Note 8 Income Taxes in the accompanying notes to the consolidated financial statements for further detail.

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

Recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company.

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

Certificates of deposit: Certificates of deposit are recorded at amortized cost. The fair value disclosed in the table below approximates carrying value due to the short‑term maturities and the nature of the instruments.

The estimated fair values of the Company's financial instruments are as follows:

		December 31, 2025		December 31, 2024
Financial Assets:	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	2	$18,010,108	$18,010,108	$3,421,576	$3,421,576
Certificates of deposit	2	-	-	5,908,491	5,829,337
Total		$18,010,108	$18,010,108	$9,330,067	$9,250,913

Note 3:	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2025	2024

Land	$3,688,788	$6,760,765
Timber	528,599	2,250,525
Equipment	104,493	120,873
	4,321,880	9,132,163
Accumulated depreciation	(99,167)	(96,058)
Total	$4,222,713	$9,036,105

Depreciation expense was $3,109 and $4,261 for the years ended December 31, 2025 and 2024. Depletion expense was $126 and $91 for the years ended December 31, 2025 and 2024, respectively.

Note 4:	Land Purchases and Sales

Land Purchases

No land purchases were made during the years ended December 31, 2025 and 2024.

Land Sales

During the year ended December 31, 2025, the Company sold the following lands:

	+/-	Louisiana			Mineral
Quarter	Acres	Parish	Ownership	Land	Rights %
2nd	25.00	Calcasieu	100%	$141,008	0%
2nd	53.00	Calcasieu	100%	217,115	0%
3rd	25.00	Calcasieu	100%	141,105	0%
4th	6,548.00	Various	100%	8,618,022	0%

During the year ended December 31, 2024, the Company sold the following lands:

	+/-	Louisiana			Mineral
Quarter	Acres	Parish	Ownership	Land	Rights %
2nd	25.00	Calcasieu	100%	$140,582	0%

For the years ended December 31, 2025 and 2024, gains on sales of land were $3,557,868 and $85,636, respectively.

Note 5:	Oil and Gas Leases

Results of oil and gas leasing activities for the years ended December 31, 2025 and 2024 are as follows:

	2025	2024
Gross revenues
Royalty interests	$415,469	$417,846
Lease fees	-	-
	415,469	417,846
Production costs	(36,228)	(46,436)
Results before income tax expense	379,241	371,410
Estimated income tax expense	(97,086)	(95,081)
Results of operations from producing activities excluding corporate overhead	$282,155	$276,329

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

The tables below present financial information for the Company’s three operating and reportable business segments:

	Years Ended December 31,
	2025	2024
Identifiable Assets, net of accumulated depreciation
Oil & Gas	$-	$-
Surface	-	-
Timber	528,599	2,250,525
General corporate assets	21,757,169	16,596,712
Total	$22,285,768	$18,847,237

Capital expenditures:
Oil & Gas	$-	$-
Timber	-	-
Surface	-	-
General corporate assets	-	-
Total segment costs and expenses	$-	$-

Depreciation and depletion
Oil and gas	$-	$-
Timber	126	91
Surface	-	-
General corporate assets	3,109	4,261
Total	$3,235	$4,352

	December 31, 2025
	Oil and Gas	Timber	Surface	Consolidated
Revenues	$415,469	$94,825	$328,249	$838,543
Cost of Goods Sold	43,303	12,795	8,600	64,698
Gross Profit	372,166	82,030	319,649	773,845

	December 31, 2024
	Oil and Gas	Timber	Surface	Consolidated
Revenues	$417,846	$22,225	$1,081,053	$1,521,124
Cost of Goods Sold	46,436	18,385	533	65,354
Gross Profit	371,410	3,840	1,080,520	1,455,770

Reconciliation	2025	2024
Total Gross Profit	773,845	1,455,770
Less:
General & Administrative Expense	687,441	1,420,153
Depreciation Expense	3,109	4,261
Gain on Sale of Land	(3,557,868)	(85,636)
Income from Operations	3,641,163	116,992

Interest Income	335,539	206,949
Miscellaneous Income	66	13,783
Income before income taxes	3,976,768	337,724

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

Note 7:	Concentrations

Revenues from customers representing 5% or more of total revenue for the years ended December 31, 2025 and 2024, respectively were:

	Years Ended December 31,
Count	2025	2024
1	$191,682	$536,615
2	94,825	240,578
3	53,900	155,143
4	44,940	-
5	44,299	-

Note 8:	Income Taxes

The Company files federal and state income tax returns on a calendar year basis. The net deferred tax asset in the accompanying balance sheets includes the following components at December 31, 2025 and 2024:

	2025	2024
Deferred tax assets	$-	$231,744
Deferred tax liabilities	109,954	-
	$109,954	$231,744

Reconciliations between the United States federal statutory income tax provision, using the statutory rate of 24% and 26%, and the Company’s provision for income taxes at December 31, 2025 and 2024 are as follows:

	2025		2024
	Amount	Percentage	Amount	Percentage
Income tax on income before extraordinary item:
Tax at statutory rates	$961,980	24.2%	$86,592	25.6%
Tax effect of the following:
Federal statutory depletion	(9,799)	(0.3)%	(10,612)	(3.1)%
State statutory depletion	(5,276)	(0.1)%	(5,715)	(1.7)%
Stock-based compensation	74,635	1.9%	79,109	23.4%
Other	(54,744)	(1.4)%	(61,874)	(18.3)%
Income tax on income	$966,796	24.3%	$87,500	25.9%

Deferred tax assets and liabilities result from timing differences in the recognition of revenue and expenses for tax and financial statement purposes. The effect of these timing differences at December 31, 2025 and 2024 is as follows:

	2025	2024
Net operating loss carryover	$-	$59,807
Percentage depletion carryover	-	-
Stock-based compensation	-	359,601
Deferred gain	(36,635)	(77,714)
Casualty loss	(73,319)	(109,950)
Deferred tax assets (liabilities)	$(109,954)	$231,744

The Company files income tax returns for federal and state purposes. Generally, the Company’s tax returns remain open for three years for tax examination purposes. Tax positions are recognized when they are more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is more likely than not to be realized upon settlement. The Company is subject to periodic audits by the Internal Revenue Service and other state and local taxing authorities. These audits may challenge certain of the Company’s tax positions such as timing and amount of income and deductions and the allocation of taxable income to various tax jurisdictions. The Company evaluates its tax positions and establishes liabilities if significant in accordance with the applicable accounting guidance on uncertainty in income taxes. With few exceptions, the Company is no longer subject to U.S. Federal and state income tax examinations by the tax authorities for calendar years ending before December 31, 2022.

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

The Company’s President is also the President of Matilda Stream Management Inc. (“MSM”). MSM provides administrative services to the Company for no compensation.

Surface revenue-related party was $0 for the year ended December 31, 2025. Surface revenue-related party was $5,978 from Gulf Coast Sequestration for the year ended December 31, 2024.

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

As of December 31, 2024, 76,755 restricted stock units and 83,345 performance shares had vested, representing a total of 160,100 issuable shares under the Plan. As of December 31, 2024, a total of 123,549 of the issuable shares had been issued to employees, with 36,551 shares underlying vested restricted stock units remaining unissued. On July 15, 2024, all 196,900 unvested performance shares awarded to employees under the Plan lapsed without the performance criteria being achieved and were forfeited by the grantees. There are no further unvested awards outstanding under the Plan. The plan participants elected to have the Company withhold shares to cover the employee payroll tax withholdings for the shares issued. As of December 31, 2024, the Company withheld 39,012 shares of the 123,549 shares issued to the employees. The shares are reported as treasury stock on the balance sheets.

On April 16, 2025, 36,551 shares, representing the final tranche of restricted stock units, were issued to the grantees. The recipients elected to have the Company withhold 10,454 shares to cover their respective taxes owed on the award. The shares are reported as treasury stock on the balance sheets.

The share-based compensation expense recognized is included in general and administrative expense in the statements of operations. The total fair value of the awards was $3,374,002 of which $0 was unrecognized stock-based compensation expense as of December 31, 2024 and December 31, 2025.