Form 10-Q
period 2026-03-31
CKX LANDS, INC.
filed 2026-05-08
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,053,129 shares of common stock are issued and outstanding as of May 7, 2026.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	BALANCE SHEETS AS OF MARCH 31, 2026 AND DECEMBER 31, 2025 (UNAUDITED)
	STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)
	STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)
	STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)
	NOTES TO FINANCIAL STATEMENTS AS OF MARCH 31, 2026 (UNAUDITED)	1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	6

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM 4.	CONTROLS AND PROCEDURES	11

PART II.	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	12

ITEM 1A.	RISK FACTORS	12

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	12

ITEM 4.	MINE SAFETY DISCLOSURES	12

ITEM 5.	OTHER INFORMATION	12

ITEM 6.	EXHIBITS	12

SIGNATURES		13

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CKX LANDS, INC.

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$12,712,553	$18,010,108
Government securities	3,015,990	-
Certificates of deposit	2,229,234	-
Accrued accounts receivable	18,857	41,705
Prepaid expense and other assets	107,951	11,242
Total current assets	18,084,585	18,063,055
Property and equipment, net	4,231,213	4,222,713
Total assets	$22,315,798	$22,285,768

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade payables and accrued expenses	$83,045	$87,985
Income tax payable	482,360	469,048
Unearned revenue	139,783	173,369
Total current liabilities	705,188	730,402
Deferred tax liability	109,954	109,954
Total liabilities	815,142	840,356

Stockholders' equity:
Common stock, 3,000,000 shares authorized, no par value, 2,102,595 and 2,053,129 shares issued and outstanding, respectively, as of March 31, 2026 and 2,102,595 and 2,053,129 issued and outstanding, respectively, as of December 31, 2025	59,335	59,335
Additional paid in capital	3,374,002	3,374,002
Treasury stock, 49,466 shares, at cost, as of March 31, 2026 and December 31, 2025	(620,216)	(620,216)
Retained earnings	18,687,535	18,632,291
Total stockholders' equity	21,500,656	21,445,412
Total liabilities and stockholders' equity	$22,315,798	$22,285,768

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2026	2025

Revenues:
Oil and gas	$9,292	$268,508
Timber sales	2,667	-
Surface revenue	158,701	79,676
Total revenue	170,660	348,184
Costs and expenses:
Oil and gas costs	2,713	20,710
Timber costs	79	3,774
General and administrative expense	242,269	210,680
Depreciation expense	438	870
Total costs and expenses	245,499	236,034
Income (loss) from operations	(74,839)	112,150

Interest income	134,377	93,597
Miscellaneous income	9,018	-
Income before income taxes	68,556	205,747
Federal and state income tax expense:
Current	13,312	30,366
Deferred	-	59,808
Total income taxes	13,312	90,174
Net income	$55,244	$115,573

Net income per share:
Basic	$0.03	$0.06
Diluted	$0.03	$0.06

Weighted-average shares used in per share calculation:
Basic	2,053,129	2,027,032
Diluted	2,053,129	2,027,032

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, December 31, 2025	2,102,595	$59,335	$(620,216)	$3,374,002	$18,632,291	$21,445,412
Net income	-	-	-	-	55,244	55,244
Balances, March 31, 2026	2,102,595	$59,335	$(620,216)	$3,374,002	$18,687,535	$21,500,656

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, December 31, 2024	2,066,044	$59,335	$(472,602)	$3,374,002	$15,622,319	$18,583,054
Net income	-	-	-	-	115,573	$115,573
Balances, March 31, 2025	2,066,044	$59,335	$(472,602)	$3,374,002	$15,737,892	$18,698,627

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55,244	$115,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	438	870
Depletion expense	79	-
Gain on asset retirement	(9,017)	-
Deferred income tax expense	-	59,807
Changes in operating assets and liabilities:
Increase in current assets	(73,861)	(53,199)
Decrease in current liabilities	(25,214)	(4,387)
Net cash provided by (used in) operating activities	(52,331)	118,664

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of certificates of deposit	(2,229,234)	(6,502,665)
Maturity of certificates of deposit	-	6,674,908
Purchase of securities	(3,015,990)	-
Net cash provided by (used in) investing activities	(5,245,224)	172,243

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,297,555)	290,907
Cash and cash equivalents, beginning of the period	18,010,108	3,421,576
Cash and cash equivalents, end of the period	$12,712,553	$3,712,483

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The “Company,” “we,” “us,” and “our,” refer to CKX Lands, Inc.

Note 1:	Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2025 included in our Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

Impairment of Long-lived Assets

Long-lived assets, such as land, timber and property, buildings, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value may be determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models. During the year ended December 31, 2025, the Company performed a step zero impairment analysis on its long-lived assets and determined there were no qualitative factors that would indicate impairment. No impairment charges were recorded during the three months ended March 31, 2026 and 2025, respectively.

Share-Based Compensation

We maintain one incentive compensation plan: the 2021 Stock Incentive Plan (the Plan). The Plan provides for the issuance of restricted stock units (RSUs) and performance-based restricted stock units (PSUs) to certain of our employees, non-employee directors and consultants.

For awards that are subject to market conditions, we utilize a binomial-lattice model (i.e., Monte Carlo simulation model), to determine the fair value. The Monte Carlo simulation model utilizes multiple input variables to determine the share-based compensation expense. Awards for the maximum number of shares issuable under the Plan were made on June 13, 2022. No further awards were made under the Plan during the three months ended March 31, 2026. As of March 31, 2026, there are no longer any unvested awards under the plan.

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

Basic and Diluted Earnings per Share

Net earnings per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income per share excludes all potential common shares if their effect is anti-dilutive. There were no dilutive shares outstanding for the three months ended March 31, 2026 and 2025.

Dividends

The Company does not currently pay dividends on a regular basis. In determining whether to declare a dividend, the Board of Directors takes into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions, among other information deemed relevant. Dividends paid per common stock are based on the weighted average number of common stock shares outstanding during the period. No dividends were declared during the three months ended March 31, 2026 and 2025.

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

Investments: Investments are recorded at amortized cost. The fair value disclosed in the table below approximates carrying value due to the short‑term maturities and minimal credit risk.

Certificates of deposit: Certificates of deposit are recorded at amortized cost. The fair value disclosed in the table below approximates carrying value due to the short‑term maturities and the nature of the instruments.

The estimated fair values of the Company's financial instruments are as follows:

		March 31, 2026		December 31, 2025
Financial Assets:	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	2	$12,712,553	$12,712,553	$18,010,108	$18,010,108
Certificates of deposit	2	2,229,234	$2,229,234	-	-
Government securities	1	3,015,990	3,015,990	-	-
Total		$17,957,777	$17,957,777	$18,010,108	$18,010,108

Note 3:	Property and Equipment

Property and equipment consisted of the following:

	March 31,	December 31,
	2026	2025

Land	$3,688,788	$3,688,788
Timber	528,520	528,599
Equipment	104,493	104,493
	4,321,801	4,321,880
Accumulated depreciation	(90,588)	(99,167)
Total	$4,231,213	$4,222,713

Depreciation expense was $438 and $870 for the three months ended March 31, 2026 and 2025, respectively.

Depletion expense was $79 and $0 for the three months ended March 31, 2026 and 2025, respectively.

Note 4:	Segment Reporting

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

The tables below present financial information for the Company’s three operating business segments:

	Three Months Ended March 31,	Year Ended December 31,
	2026	2025
Identifiable Assets, net of accumulated depreciation
Timber	$528,520	528,599
General corporate assets	21,787,278	21,757,169
Total	22,315,798	22,285,768

Depreciation and depletion
Timber	$79	$126
General corporate assets	438	3,109
Total	$517	$3,235

	Three Months Ended March 31, 2026
	Oil and Gas	Timber	Surface	Consolidated
Revenues	9,292	2,667	158,701	170,660
Cost of Goods Sold	2,713	79	-	2,792
Gross Profit	6,579	2,588	158,701	167,868

	Three Months Ended March 31, 2025
	Oil and Gas	Timber	Surface	Consolidated
Revenues	268,508	-	79,676	348,184
Cost of Goods Sold	20,710	3,774	-	24,484
Gross Profit	247,798	(3,774)	79,676	323,700

Reconciliation	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Total Gross Profit	167,868	323,700
Less:
General & administrative expense	242,269	210,680
Depreciation Expense	438	870
Income (loss) from operations	(74,839)	112,150

Interest Income	134,377	93,597
Miscellaneous Income	9,018	-
Income before income taxes	68,556	205,747

There are no intersegment sales reported in the accompanying statements of operations. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Form 10-K for the year ended December 31, 2025. The Company evaluates performance based on income or loss from operations before income taxes excluding any nonrecurring gains and losses. Income before income tax represents net revenues less costs and expenses less other income and expenses of a general corporate nature. Identifiable assets by segment are those assets used solely in the Company's operations within that segment.

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

Note 7:	Concentrations

Revenue from the Company's customers that accounted for 5% or more of total revenue for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
Count	2026	2025
1	$100,422	$191,682
2	10,000	30,000
3	-	18,946

Note 8:	Share-Based Compensation

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

As of December 31, 2025, all 160,100 shares issuable under the Plan had been issued to employees, and no vested or unvested awards remained outstanding. On April 16, 2025, the Company issued the final tranche of 36,551 restricted stock units, of which 10,454 shares were withheld to satisfy employee payroll tax withholding obligations. In total, the Company withheld 49,466 shares during 2025 related to the issuance of vested restricted stock units. The withheld shares are reported as treasury stock on the balance sheets.

The share-based compensation expense recognized is included in general and administrative expense in the statements of operations. The total fair value of the awards was $3,374,002 of which $0 was unrecognized stock-based compensation expense as of December 31, 2025 and March 31, 2026.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on March 31, 2026.

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

Recent Developments

In 2019, the Company began developing several ranchette-style subdivisions on certain of its lands in Calcasieu and Beauregard Parishes using existing road rights of way.  The Company has identified demand in those areas for ranchette-style lots, which consist of more than three acres each, and the Board of Directors and management believe this project will allow the Company to realize a return on its investment in the applicable lands after payment of expenses.  The Company has completed and recorded plans for three subdivisions.  The three subdivisions are located on approximately 415 acres in Calcasieu Parish and approximately 160 acres in Beauregard Parish and contain an aggregate of 39 lots.  As of March 31, 2026, the Company has closed on the sale of 29 of the 39 lots. A portion of the acreage associated with these subdivisions was sold in November 2025, as part of the transaction with Southern Pine Plantations of Georgia, Inc.

There were no sales of land during the three months ended March 31, 2026 and 2025.

Results of Operations

Summary of Results

The Company’s results of operations for the three months ended March 31, 2026 were driven primarily by decreases in oil and gas revenues, partially offset by increases in surface revenues. The decrease in oil and gas revenue is due to a decline in net oil and gas produced as well as a decline in average oil sales price. In addition, prior‑period results included one‑time revenue from a single customer, Riceland Petroleum Company, which did not recur in the current period. The decrease in revenues also reflects the sale of producing lands completed in November 2025, which reduced the Company’s oil and gas interests.

Revenue – Three Months Ended March 31, 2026

Total revenues for the three months ended March 31, 2026 were $170,660, a decrease of approximately 51.0% when compared with the same period in 2025. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the three months ended March 31, 2026 as compared to 2025, are as follows:

	Three Months Ended March 31,
	2026	2025	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$9,292	$268,508	$(259,216)	(96.5)%
Timber sales	2,667	-	2,667	100.0%
Surface revenue	158,701	79,676	79,025	99.2%
Total revenues	$170,660	$348,184	$(177,524)	(51.0)%

Oil and Gas

Oil and gas revenues were 5% and 77% of total revenues for the three months ended March 31, 2026 and 2025, respectively.

CKX received oil and/or gas revenues from 48 and 71 wells during the three months ended March 31, 2026 and 2025, respectively.

Oil and gas revenues decreased for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, by $259,216. The decrease was due to a decrease in the average oil sales and average gas sales prices as well as a decrease in net oil and gas produced, which partially resulted from the sale of producing lands in November 2025.

Timber

Timber revenue was $2,667 and $0 for the three months ended March 31, 2026 and 2025, respectively. The increase in timber revenues was due to normal business variations in timber customers’ harvesting.

Surface

Surface revenues increased for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, by $79,025. The increase in surface revenue was due to higher oil and gas delay rental income and higher surface lease income, as well as one small right of way payment received in the current quarter.

Costs and Expenses – Three Months Ended March 31, 2026

Oil and gas costs decreased for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 by $17,997. Oil and gas costs fluctuated proportionately with increased or decreased production.

Timber costs decreased for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025 by $3,695. Timber costs are related to general management of the Company’s timberland. The decrease is primarily due to decreased timber management costs.

General and administrative expenses increased for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025 by $31,589. This is primarily due to an increase in professional expenses and salaries and wages.

Liquidity and Capital Resources

Sources of Liquidity

Current assets totaled $18,084,585 and current liabilities equaled $705,188 at March 31, 2026.

As of March 31, 2026 and December 31, 2025, the Company had no outstanding debt.

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

Analysis of Cash Flows

Net cash provided by (used in) operating activities was $(52,331) and $118,664 for the three months ended March 31, 2026 and 2025, respectively. The decrease in cash provided by operating activities was attributable to a decrease in net income as well as a greater increase in current assets and greater decrease in current liabilities, which both resulted in an unfavorable impact on operating cash flows.

Net cash used in investing activities was $(5,245,224) for the three months ended March 31, 2026, while net cash provided by  investing activities was $172,243 for the three months ended March 31, 2025. For the three months ended March 31, 2026, this resulted from purchases of certificates of deposits and securities of $2,229,234 and $3,015,990, respectively. For the three months ended March 31, 2025, this resulted from purchases of certificates of deposits of $6,502,665, offset by the maturity of certificates of deposit of $6,674,908.

Net cash used in financing activities was $0 for the three months ended March 31, 2026 and 2025.

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the three months ended March 31, 2026 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation and Recent Accounting Pronouncements, to our condensed financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements

During the three months ended March 31, 2026, we did not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 3. NOT APPLICABLE

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company’s principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on its evaluation, management concluded that as of March 31, 2026, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our principal executive and financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. Based on our assessment, our principal executive and financial officers concluded that our internal control over financial reporting was not effective as of December 31, 2025, due to material weaknesses.

Management’s assessment of the Company’s internal control over financial reporting as of December 31, 2025 determined that the following material weaknesses exist:

●	There were inadequate controls over the proper classification of cash equivalents and short-term investments.
●	There were inadequate controls over proper accounting for income taxes
●	There were inadequate controls over proper accounting on the basis of land holdings

In response to the above, management implemented during the fiscal quarter ended March 31, 2026, procedures designed to strengthen internal control over financial reporting. Key remediation efforts included:

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

There were no other changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEMS 1 – 4.  NOT APPLICABLE

ITEM 5. OTHER INFORMATION

During the first fiscal quarter of the Registrant’s 2026 fiscal year, no director or officer adopted or terminated a contract, instruction or written plan or arrangement for the purchase or sale of securities of the Registrant.

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

Date: May 7, 2026

CKX LANDS, INC.

By:

/s/ W. Gray Stream
W. Gray Stream
President
(Principal executive officer)