Form 10-Q
period 2026-06-30
CKX LANDS, INC.
filed 2026-08-07
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,053,129 shares of common stock are outstanding as of August 6, 2026.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	BALANCE SHEETS AS OF JUNE 30, 2026 AND DECEMBER 31, 2025 (UNAUDITED)
	STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)
	STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)
	STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)
	NOTES TO FINANCIAL STATEMENTS AS OF JUNE 30, 2026 (UNAUDITED)	1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	6

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10

ITEM 4.	CONTROLS AND PROCEDURES	10

PART II.	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	11

ITEM 1A.	RISK FACTORS	11

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	11

ITEM 4.	MINE SAFETY DISCLOSURES	11

ITEM 5.	OTHER INFORMATION	11

ITEM 6.	EXHIBITS	11

SIGNATURES		12

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CKX LANDS, INC.
BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	15,296,959	$18,010,108
Certificates of deposit	2,248,924	-
Accrued accounts receivable	22,619	41,705
Prepaid expense and other assets	75,151	11,242
Total current assets	17,643,653	18,063,055
Property and equipment, net	4,230,775	4,222,713
Total assets	21,874,428	$22,285,768

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade payables and accrued expenses	27,905	$87,985
Income tax payable	33,407	469,048
Unearned revenue	80,271	173,369
Total current liabilities	141,583	730,402
Deferred tax liability	109,954	109,954
Total liabilities	251,537	840,356

Stockholders' equity:
Common stock, 3,000,000 shares authorized, no par value, 2,102,595 and 2,053,129 shares issued and outstanding, respectively, as of June 30, 2026, and 2,102,595 and 2,053,129 shares issued and outstanding, respectively, as of December 31, 2025	59,335	59,335
Additional paid in capital	3,374,002	3,374,002
Treasury stock, 49,466 shares, at cost, as of June 30, 2026 and December 31, 2025	(620,216)	(620,216)
Retained earnings	18,809,770	18,632,291
Total stockholders' equity	21,622,891	21,445,412
Total liabilities and stockholders' equity	21,874,428	$22,285,768

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Revenues:
Oil and gas	$37,553	$57,488	$46,845	$325,996
Timber sales	-	-	2,667	-
Surface revenue	130,761	78,448	289,462	158,123
Total revenue	168,314	135,936	338,974	484,119
Costs, expenses and (gains):
Oil and gas costs	2,556	12,893	5,269	33,603
Surface costs	51	-	51	-
Timber costs	-	972	79	4,745
General and administrative expense	142,218	150,795	384,487	361,476
Depreciation expense	438	817	876	1,687
Gain on sale of land	-	(189,210)	-	(189,210)
Total costs, expenses and (gains)	145,263	(23,733)	390,762	212,301
Income (loss) from operations	23,051	159,669	(51,788)	271,818

Interest income	130,232	74,481	264,609	168,078
Miscellaneous income	-	67	9,018	68
Income before income taxes	153,283	234,217	221,839	439,964
Federal and state income tax expense (benefit):
Current	31,048	(19,041)	44,360	11,325
Deferred	-	92,216	-	152,024
Total income taxes	31,048	73,175	44,360	163,349
Net income	$122,235	$161,042	$177,479	$276,615

Net income per share:
Basic	$0.06	$0.08	$0.09	$0.14
Diluted	$0.06	$0.08	$0.09	$0.14

Weighted-average shares used in per share calculation:
Basic	2,053,129	2,048,827	2,053,129	2,037,990
Diluted	2,053,129	2,048,827	2,053,129	2,037,990

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED JUNE 30, 2026 AND 2025
(unaudited)

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, March 31, 2026	2,102,595	$59,335	$(620,216)	$3,374,002	$18,687,535	$21,500,656
Net income	-	-	-	-	122,235	122,235
Balances, June 30, 2026	2,102,595	$59,335	$(620,216)	$3,374,002	$18,809,770	$21,622,891

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, March 31, 2025	2,066,044	$59,335	$(472,602)	$3,374,002	$15,737,892	$18,698,627
Issuances under share-based compensation	36,551	-	-	-	-	-
Repurchases of common stock	-	-	(147,614)	-	-	(147,614)
Net income	-	-	-	-	161,042	161,042
Balances, June 30, 2025	2,102,595	$59,335	$(620,216)	$3,374,002	$15,898,934	$18,712,055

CKX LANDS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(unaudited)

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, December 31, 2025	2,102,595	$59,335	$(620,216)	$3,374,002	$18,632,291	$21,445,412
Net income	-	-	-	-	177,479	177,479
Balances, June 30, 2026	2,102,595	$59,335	$(620,216)	$3,374,002	$18,809,770	$21,622,891

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, December 31, 2024	2,066,044	$59,335	$(472,602)	$3,374,002	$15,622,319	$18,583,054
Issuances under share-based compensation	36,551	-	-	-	-	-
Repurchases of common stock	-	-	(147,614)	-	-	(147,614)
Net income	-	-	-	-	276,615	276,615
Balances, June 30, 2025	2,102,595	$59,335	$(620,216)	$3,374,002	$15,898,934	$18,712,055

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$177,479	$276,615
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	876	1,687
Depletion expense	79	-
Gain on asset retirement	(9,018)	(189,210)
Deferred income tax expense	-	152,023
Changes in operating assets and liabilities:
Increase in current assets	(44,821)	(57,612)
Decrease in current liabilities	(588,820)	(89,477)
Net cash provided by (used in) operating activities	(464,225)	94,026

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of certificates of deposit	(4,478,158)	(6,750,837)
Maturity of certificates of deposit	2,229,234	10,493,240
Purchase of securities	(3,015,990)	-
Sales of securities	3,015,990	-
Proceeds from the sale of fixed assets	-	358,123
Net cash provided by (used in) investing activities	(2,248,924)	4,100,526

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	-	(147,614)
Net cash used in financing activities	-	(147,614)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,713,149)	4,046,938
Cash and cash equivalents, beginning of the period	18,010,108	3,421,576
Cash and cash equivalents, end of the period	$15,296,959	$7,468,514

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The “Company,” “we,” “us,” and “our,” refer to CKX Lands, Inc.

Note 1:	Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2025 included in our Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

Impairment of Long-lived Assets

Long-lived assets, such as land, timber and property, buildings, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value may be determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models. During the year ended December 31, 2025, the Company performed a step zero impairment analysis on its long-lived assets and determined there were no qualitative factors that would indicate impairment. No impairment charges were recorded during the six months ended June 30, 2026 and 2025.

Share-Based Compensation

We maintain one incentive compensation plan: the 2021 Stock Incentive Plan (the Plan). The Plan provides for the issuance of restricted stock units (RSUs) and performance-based restricted stock units (PSUs) to certain of our employees, non-employee directors and consultants.

For awards that are subject to market conditions, we utilize a binomial-lattice model (i.e., Monte Carlo simulation model), to determine the fair value. The Monte Carlo simulation model utilizes multiple input variables to determine the share-based compensation expense. Awards for the maximum number of shares issuable under the Plan were made on June 13, 2022. No further awards were made under the Plan during the six months ended June 30, 2026. As of June 30, 2026, there are no longer any unvested awards under the plan.

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

Basic and Diluted Earnings per Share

Net earnings per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income per share excludes all potential common shares if their effect is anti-dilutive. There were no dilutive shares outstanding for the three and six months ended June 30, 2026 and 2025.

Dividends

The Company does not currently pay dividends on a regular basis. In determining whether to declare a dividend, the Board of Directors takes into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions, among other information deemed relevant. Dividends paid per common stock are based on the weighted average number of common stock shares outstanding during the period. No dividends were declared during the three and six months ended June 30, 2026 and 2025.

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

The estimated fair values of the Company's financial instruments are as follows:

		June 30, 2026		December 31, 2025
Financial Assets:	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	2	$15,296,959	$15,296,959	$18,010,108	$18,010,108
Certificates of deposit	2	2,248,924	$2,248,924	-	-
Total		$17,545,883	$17,545,883	$18,010,108	$18,010,108

Note 3:	Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2026	2025

Land	$3,688,788	$3,688,788
Timber	528,520	528,599
Equipment	104,493	104,493
	4,321,801	4,321,880
Accumulated depreciation	(91,026)	(99,167)
Total	$4,230,775	$4,222,713

During the six months ended June 30, 2026 and 2025, the company had a gain on sale of land of $0 and $189,210, respectively.

Depreciation expense was $876 and $1,687 for the six months ended June 30, 2026 and 2025, respectively.

Depletion expense was $79 and $0 for the six months ended June 30, 2026 and 2025, respectively.

Note 4:	Segment Reporting

The Company’s operations are classified into three principal operating segments that are all located in the United States: oil and gas, timber and surface. The Company’s reportable business segments are strategic business units that offer income from different products. They are managed separately due to the unique aspects of each area.

The Company’s President is the chief operating decision maker (“CODM”) and manages and allocates resources between the Oil and Gas, Timber, and Surface segments. Consistent with this decision-making process, the CODM uses financial information disaggregated between the Oil and Gas, Timber, and Surface segment for purposes of evaluating performance, forecasting future period financial results, and allocating resources. The CODM evaluates segment business performance on a quarterly basis based on gross profit.

The tables below present financial information for the Company’s three operating business segments:

	June 30,	December 31,
	2026	2025
Identifiable Assets, net of accumulated depreciation
Timber	$528,520	528,599
General corporate assets	21,345,908	21,757,169
Total	21,874,428	22,285,768

Depreciation and depletion
Timber	$79	$126
General corporate assets	876	3,109
Total	$955	$3,235

	Three Months Ended June 30, 2026
	Oil and Gas	Timber	Surface	Consolidated
Revenues	37,553	-	130,761	168,314
Cost of Goods Sold	2,556	-	51	2,607
Gross Profit	34,997	-	130,710	165,707

	Three Months Ended June 30, 2025
	Oil and Gas	Timber	Surface	Consolidated
Revenues	57,488	-	78,448	135,936
Cost of Goods Sold	12,893	972	-	13,865
Gross Profit	44,595	(972)	78,448	122,071

	Six Months Ended June 30, 2026
	Oil and Gas	Timber	Surface	Consolidated
Revenues	46,845	2,667	289,462	338,974
Cost of Goods Sold	5,269	79	51	5,399
Gross Profit	41,576	2,588	289,411	333,575

	Six Months Ended June 30, 2025
	Oil and Gas	Timber	Surface	Consolidated
Revenues	325,996	-	158,123	484,119
Cost of Goods Sold	33,603	4,745	-	38,348
Gross Profit	292,393	(4,745)	158,123	445,771

Reconciliation	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Total Gross Profit	165,707	122,071	333,575	445,771
Less:
General & administrative expense	142,218	150,795	384,487	361,476
Depreciation Expense	438	817	876	1,687
Gain on Sale of land	-	(189,210)	-	(189,210)
Income (loss) from operations	23,051	159,669	(51,788)	271,818

Less:
Interest Income	130,232	74,481	264,609	168,078
Miscellaneous Income	-	67	9,018	68
Income before income taxes	153,283	234,217	221,839	439,964

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

Note 7:	Concentrations

Revenue from the Company's customers that accounted for 5% or more of total revenue for the six months ended June 30, 2026 and 2025 was as follows:

	Six Months Ended June 30,
Count	2026	2025
1	$100,422	$191,682
2	27,637	30,000
3	26,950	27,633
4		26,950
5		25,060

Note 8:	Share-Based Compensation

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

The share-based compensation expense recognized is included in general and administrative expense in the statements of operations. The total fair value of the awards was $3,374,002 of which $0 was unrecognized stock-based compensation expense as of December 31, 2025 and June 30, 2026.

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

Since the November 2025 land sale, the Company has continued to explore with interested parties a range of options to maximize value for shareholders.

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

Recent Developments

In 2019, the Company began developing several ranchette-style subdivisions on certain of its lands in Calcasieu and Beauregard Parishes using existing road rights of way.  The Company has identified demand in those areas for ranchette-style lots, which consist of more than three acres each, and the Board of Directors and management believe this project will allow the Company to realize a return on its investment in the applicable lands after payment of expenses.  The Company has completed and recorded plans for three subdivisions.  The three subdivisions are located on approximately 415 acres in Calcasieu Parish and approximately 160 acres in Beauregard Parish and contain an aggregate of 39 lots.  As of June 30, 2026, the Company has closed on the sale of 29 of the 39 lots. A portion of the acreage associated with these subdivisions was sold in November 2025, as part of the transaction with Southern Pine Plantations of Georgia, Inc.

There were no sales of land during the three and six months ended June 30, 2026. During the six months ended June 30, 2025, the Company closed on the sale of one 25-acre lot and one 53-acre lot in Calcasieu parish in which it had a 100% ownership interest for net proceeds to the Company of $358,123, inclusive of a gain on the sale of $189,210.

Results of Operations

Summary of Results

The Company’s results of operations for the three and six months ended June 30, 2026 were driven primarily by decreases in oil and gas revenues, partially offset by increases in surface revenues. The decrease in oil and gas revenue is due to a decline in net oil and gas produced. The decrease in revenues also reflects the sale of producing lands completed in November 2025, which reduced the Company’s oil and gas interests.

Revenue – Three Months Ended June 30, 2026

Total revenues for the three months ended June 30, 2026 were $168,315, an increase of approximately 23.8% when compared with the same period in 2025. Total revenue consists of oil and gas revenues and surface revenues. Components of revenues for the three months ended June 30, 2026 as compared to 2025, are as follows:

	Three Months Ended June 30,
	2026	2025	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$37,553	$57,488	$(19,935)	(34.7)%
Surface revenue	130,761	78,448	52,313	66.7%
Total revenues	$168,314	$135,936	$32,378	23.8%

Oil and Gas

Oil and gas revenues were 22% and 42% of total revenues for the three months ended June 30, 2026 and 2025, respectively.

CKX received oil and/or gas revenues from 50 and 76 wells during the three months ended June 30, 2026 and 2025, respectively.

Oil and gas revenues decreased for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, by $19,935. The decrease was due to a decrease in net oil and gas produced, which partially resulted from the sale of producing lands in November 2025.

Timber

Timber revenue was $0 for the three months ended June 30, 2026 and 2025.

Surface

Surface revenues increased for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, by $52,313. The increase in surface revenue was due to higher surface lease income, as well as one small right of way payment received in the current quarter.

Revenue – Six Months Ended June 30, 2026

Total revenues for the six months ended June 30, 2026 were $338,974, a decrease of approximately 30% when compared with the same period in 2025. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the six months ended June 30, 2026 as compared to 2025, are as follows:

	Six Months Ended June 30,
	2026	2025	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$46,845	$325,996	$(279,151)	(85.6)%
Timber sales	2,667	-	2,667	100.0%
Surface revenue	289,462	158,123	131,339	83.1%
Total revenues	$338,974	$484,119	$(145,145)	(30.0)%

Oil and Gas

Oil and gas revenues were 14% and 67% of total revenues for the six months ended June 30, 2026 and 2025, respectively.

CKX received oil and/or gas revenues from 50 and 76 wells during the six months ended June 30, 2026 and 2025, respectively.

Oil and gas revenues decreased for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, by $279,151. The decrease was due to a decrease in net oil and gas produced, which partially resulted from the sale of producing lands in November 2025.

Timber

Timber revenue was $2,667 and $0 for the six months ended June 30, 2026 and 2025, respectively. The increase in timber revenues was due to normal business variations in timber customers’ harvesting.

Surface

Surface revenues increased for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, by $131,339. The increase in surface revenue was due to higher surface lease income, as well as one small right of way payment received in the current quarter.

Costs and Expenses – Three and Six Months Ended June 30, 2026

Oil and gas costs decreased for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 by $10,337 and $28,334, respectively. Oil and gas costs fluctuate proportionately with increased or decreased production.

Timber costs decreased for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 by $972 and $4,666, respectively. Timber costs are related to general management of the Company’s timberland. The decrease is primarily due to decreased timber management costs.

General and administrative expenses decreased for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 by $8,577. This is primarily due to a decrease in franchise taxes. General and administrative expenses increased for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 by $23,011. This is primarily due to an increase in salaries and wages.

Gain on Sale of Land – Three and Six Months Ended June 30, 2026

Gain on sale of land was $0 and $189,210 for the three and six months ended June 30, 2026 and 2025, respectively. For the three and six months ended June 30, 2025, this consisted of the sale of one 25-acre lot and one 53-acre lot in Calcasieu parish.

Liquidity and Capital Resources

Sources of Liquidity

Current assets totaled $17,643,653 and current liabilities equaled $141,583 at June 30, 2026.

As of June 30, 2026 and December 31, 2025, the Company had no outstanding debt.

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

Analysis of Cash Flows

Net cash provided by (used in) operating activities was $(464,225) and $94,026 for the six months ended June 30, 2026 and 2025, respectively. The decrease in cash provided by operating activities was attributable to a decrease in net income as well as a greater increase in current assets and greater decrease in current liabilities, which both resulted in an unfavorable impact on operating cash flows.

Net cash used in investing activities was $2,248,924 for the six months ended June 30, 2026, while net cash provided by investing activities was $4,100,526 for the six months ended June 30, 2025. For the six months ended June 30, 2026, this resulted from purchases of certificates of deposits and securities of $4,478,158 and $3,015,990, respectively, offset by the maturity of certificates of deposits and the sale of securities of $2,229,235 and $3,015,990, respectively. For the six months ended June 30, 2025, this resulted from maturity of certificates of deposit of $10,493,240 and proceeds from the sale of fixed assets of $358,123, offset by purchases of certificates of deposit of $6,750,837.

Net cash used in financing activities was $0 and $147,614 for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2025, this resulted from repurchases of common stock from the withholding of shares to pay taxes upon the vesting of stock awards under the stock incentive plan.

Significant Accounting Polices and Estimates

There were no changes in our significant accounting policies and estimates during the six months ended June 30, 2026 from those set forth in “Significant Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

See Note 1, Basis of Presentation and Recent Accounting Pronouncements, to our condensed financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2026, we did not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 3. NOT APPLICABLE

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, the Company’s principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on its evaluation, management concluded that as of June 30, 2026, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEMS 1 – 4.  NOT APPLICABLE

ITEM 5. OTHER INFORMATION

During the second fiscal quarter of the Registrant’s 2026 fiscal year, no director or officer adopted or terminated a contract, instruction or written plan or arrangement for the purchase or sale of securities of the Registrant.

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

Date: August 7, 2026

CKX LANDS, INC.

By:

/s/ W. Gray Stream
W. Gray Stream
President
(Principal executive officer)