Form 10-Q
period 2026-09-30
CKX LANDS, INC.
filed 2026-11-13
CIK 352955

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,053,129 shares of common stock are outstanding as of November 13, 2026.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
	BALANCE SHEETS AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025 (UNAUDITED)
	STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025 (UNAUDITED)
	STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025 (UNAUDITED)
	STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025 (UNAUDITED)
	NOTES TO FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2026 (UNAUDITED)	1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM 4.	CONTROLS AND PROCEDURES	11

PART II.	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	12

ITEM 1A.	RISK FACTORS	12

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	13

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	13

ITEM 4.	MINE SAFETY DISCLOSURES	13

ITEM 5.	OTHER INFORMATION	13

ITEM 6.	EXHIBITS	13

SIGNATURES		14

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CKX LANDS, INC.

BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$15,879,801	$18,010,108
Certificates of deposit	2,248,924	-
Accrued accounts receivable	16,587	41,705
Prepaid expense and other assets	42,396	11,242
Total current assets	18,187,708	18,063,055
Property and equipment, net	4,221,986	4,222,713
Total assets	$22,409,694	$22,285,768

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Trade payables and accrued expenses	$13,066	$87,985
Income tax payable	135,474	469,048
Unearned revenue	84,289	173,369
Total current liabilities	232,829	730,402
Deferred tax liability	109,954	109,954
Total liabilities	342,783	840,356

Stockholders' equity:
Common stock, 3,000,000 shares authorized, no par value, 2,102,595 and 2,053,129 shares issued and outstanding, respectively, as of September 30, 2026, and 2,102,595 and 2,053,129 shares issued and outstanding, respectively, as of December 31, 2025	59,335	59,335
Additional paid in capital	3,374,002	3,374,002
Treasury stock, 49,466 shares, at cost, as of September 30, 2026 and December 31, 2025	(620,216)	(620,216)
Retained earnings	19,253,790	18,632,291
Total stockholders' equity	22,066,911	21,445,412
Total liabilities and stockholders' equity	$22,409,694	$22,285,768

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenues:
Oil and gas	$26,072	$47,135	$72,917	$373,131
Timber sales	3,740	94,825	6,407	94,825
Surface revenue	284,261	90,679	573,723	248,803
Total revenue	314,073	232,639	653,047	716,759
Costs, expenses and (gains):
Oil and gas costs	2,706	5,657	7,974	39,260
Surface costs	-	7,390	51	7,390
Timber costs	13	4,833	92	9,579
General and administrative expense	113,243	186,883	497,732	548,359
Depreciation expense	438	711	1,314	2,398
Gain on sale of land	(235,326)	(86,188)	(235,326)	(275,399)
Total costs, expenses and (gains)	(118,926)	119,286	271,837	331,587
Income from operations	432,999	113,353	381,210	385,172

Interest income	126,241	50,401	390,850	218,480
Miscellaneous income	1,947	-	10,965	66
Income before income taxes	561,187	163,754	783,025	603,718
Federal and state income tax expense (benefit):
Current	117,167	27,548	161,526	38,873
Deferred	-	(30,098)	-	121,926
Total income taxes	117,167	(2,550)	161,526	160,799
Net income	$444,020	$166,304	$621,499	$442,919

Net income per share:
Basic	$0.22	$0.08	$0.30	$0.22
Diluted	$0.22	$0.08	$0.30	$0.22

Weighted-average shares used in per share calculation:
Basic	2,053,129	2,053,129	2,053,129	2,043,092
Diluted	2,053,129	2,053,129	2,053,129	2,043,092

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(unaudited)

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, June 30, 2026	2,102,595	$59,335	$(620,216)	$3,374,002	$18,809,770	$21,622,891
Net income	-	-	-	-	444,020	444,020
Balances, September 30, 2026	2,102,595	$59,335	$(620,216)	$3,374,002	$19,253,790	$22,066,911

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, June 30, 2025	2,102,595	$59,335	$(620,216)	$3,374,002	$15,898,934	$18,712,055
Net income	-	-	-	-	166,304	166,304
Balances, September 30, 2025	2,102,595	$59,335	$(620,216)	$3,374,002	$16,065,238	$18,878,359

CKX LANDS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(unaudited)

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, December 31, 2025	2,102,595	$59,335	$(620,216)	$3,374,002	$18,632,291	$21,445,412
Net income	-	-	-	-	621,499	621,499
Balances, September 30, 2026	2,102,595	$59,335	$(620,216)	$3,374,002	$19,253,790	$22,066,911

	Common Stock			Additional Paid-In	Retained	Total
	Shares	Amount	Treasury Stock	Capital	Earnings	Equity
Balances, December 31, 2024	2,066,044	$59,335	$(472,602)	$3,374,002	$15,622,319	$18,583,054
Issuances under share-based compensation	36,551	-	-	-	-	-
Repurchases of common stock	-	-	(147,614)	-	-	(147,614)
Net income	-	-	-	-	442,919	442,919
Balances, September 30, 2025	2,102,595	$59,335	$(620,216)	$3,374,002	$16,065,238	$18,878,359

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$621,499	$442,919
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,314	2,398
Depletion expense	92	126
Gain on sale of land	(235,326)	(275,399)
Gain on asset retirement	(9,018)
Deferred income tax expense	-	121,925
Changes in operating assets and liabilities:
Decrease (increase) in current assets	(6,035)	27,412
Increase (decrease) in current liabilities	(497,573)	16,915
Net cash provided by (used in) operating activities	(125,047)	336,296

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of certificates of deposit	(4,478,158)	(6,750,837)
Maturity of certificates of deposit	2,229,234	10,493,240
Purchase of securities	(3,015,990)	-
Maturity of securities	3,015,990	-
Proceeds from the sale of fixed assets	243,664	499,228
Net cash provided by (used in) investing activities	(2,005,260)	4,241,631

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchases of common stock	-	(147,614)
Net cash used in financing activities	-	(147,614)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,130,307)	4,430,313
Cash and cash equivalents, beginning of the period	18,010,108	3,421,576
Cash and cash equivalents, end of the period	$15,879,801	$7,851,889

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$495,100	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Reclassification of property, plant and equipment to assets held for sale	$-	$4,504,354

The accompanying notes are an integral part of these unaudited financial statements.

CKX LANDS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

The “Company,” “we,” “us,” and “our,” refer to CKX Lands, Inc.

Note 1:	Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures have been omitted pursuant to such rules and regulations. In the opinion of management, the accompanying financial statements include normal recurring adjustments that are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2025 included in our Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures. Actual results may differ from these estimates.

Cash and Cash Equivalents, Certificates of Deposit, and Short-Term Investments

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase, including certificates of deposit and U.S. Treasury bills, to be cash equivalents. Certificates of deposit with original maturities greater than three months at the date of purchase are carried at amortized cost and are classified as current or noncurrent based on their remaining maturities.

U.S. Treasury bills with original maturities greater than three months at the date of purchase are classified as held-to-maturity debt securities because the Company has the positive intent and ability to hold them to maturity. The Company determines the classification of its debt securities at the time of purchase and reevaluates that classification at each balance sheet date. Held-to-maturity securities are carried at amortized cost, with discounts accreted to interest income over the term of the security.

Purchases and maturities of these instruments are presented as investing activities in the statements of cash flows.

Concentration of Credit Risk

The Company maintains its cash balances in five financial institutions. Cash balances at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor, per institution. At September 30, 2026, the Company had approximately $14.6 million of cash in excess of FDIC-insured limits. The Company has not experienced any losses in such accounts and management believes the Company is not exposed to any significant credit risk on its cash balances.

Impairment of Long-lived Assets

Long-lived assets, such as land, timber and property, buildings, and equipment, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. If events or circumstances arise that require a long-lived asset to be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to its carrying value. If the carrying amount of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment charge is recognized to the extent that the carrying value exceeds the fair value. Fair value may be determined through various valuation techniques including quoted market prices, third-party independent appraisals and discounted cash flow models. The Company evaluates whether events or changes in circumstances indicate that the carrying amount of its long-lived assets may not be recoverable. During the nine months ended September 30, 2026, the Company determined that no such events or changes in circumstances occurred. No impairment charges were recorded during the nine months ended September 30, 2026 and 2025.

Share-Based Compensation

We maintain one incentive compensation plan: the 2021 Stock Incentive Plan (the Plan). The Plan provides for the issuance of restricted stock units (RSUs) and performance-based restricted stock units (PSUs) to certain of our employees, non-employee directors and consultants.

For awards that are subject to market conditions, we utilize a binomial-lattice model (i.e., Monte Carlo simulation model), to determine the fair value. The Monte Carlo simulation model utilizes multiple input variables to determine the share-based compensation expense. Awards for the maximum number of shares issuable under the Plan were made on June 13, 2022. No further awards were made under the Plan during the nine months ended September 30, 2026. As of September 30, 2026, there are no longer any unvested awards under the plan.

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

Revenue Recognition

The Company accounts for revenue under ASU 2014-09, Revenue from Contracts with Customers (ASC 606). In accordance with ASC 606, we recognize revenues when the following criteria are met: (i) identify the contract with a customer, (ii) identifiable performance obligations under the contract exist, (iii) the transaction price is determinable for each performance obligation, (iv) the transaction price is allocated to each performance obligation, and (v) the performance obligations are satisfied. We derive a majority of our revenues from oil and gas royalties, timber sales, and surface leases. Surface leases (other than right-of-way servitudes) are not within the scope of ASC 606 and are accounted for under ASC 842. See Note 4 for more detailed information about the Company’s reportable segments.

Oil and Gas

Oil and gas revenue is generated through customer contracts, where we provide the customer access to a designated tract of land upon which the customer performs exploration, extraction, production and ultimate sale of the oil and gas. The Company receives royalties on all oil and gas produced by the customer. The performance obligation identified in oil and gas related contracts is the oil and gas produced on the designated tract of land. The performance obligation is satisfied at a point in time, which is when the customer produces oil and gas. The transaction price is comprised of fixed fees (royalties) on all oil and gas produced. The Company accrues monthly royalty revenues based upon estimates and adjusts to actual as the Company receives payments. Net accrued royalty income was $16,587 and $41,705 as of September 30, 2026 and December 31, 2025, respectively. There are no capitalized contract costs associated with oil and gas contracts.

Timber

Timber revenue is generated through customer contracts executed as a pay-as-cut arrangement, where the customer acquires the right to harvest specified timber on a designated tract for a set period of time at agreed-upon unit prices. The performance obligation identified in timber related contracts is the severing of a single tree.

We satisfy our performance obligation when timber is severed, at which time revenue is recognized. The transaction price for timber sales is determined using contractual rates applied to harvest volumes. The Company may receive a deposit at the time of entering into a stumpage agreement and this deposit is recorded in unearned revenue until earned. The Company held stumpage agreement deposits of $0 as of September 30, 2026 and December 31, 2025. There are no capitalized contract costs associated with timber contracts. No revenue has been recognized on the stumpage agreements held by the Company that are still open. The amount deposited by the customer is recognized as revenue against the first timber harvested. If no timber is harvested by the end of the contract the deposit is retained and recognized as income at contract end.

Surface

Surface revenue includes consideration from easements, rights-of-way, land leases and other surface-use arrangements. The Company evaluates each arrangement to determine whether it conveys control of identified property and therefore contains a lease under ASC 842, Leases. This assessment considers the rights conveyed and the substantive uses and economic benefits retained by the Company.

For non-lease arrangements within ASC 606, Revenue from Contracts with Customers, the Company recognizes revenue allocated to a distinct contractual easement or right-of-way when the right becomes effective and available for the customer’s use and the Company has no remaining substantive performance obligation associated with that right. Recognition generally coincides with execution and delivery, provided applicable conditions to effectiveness, including payment where required, have been satisfied.

Income from operating leases is generally recognized on a straight-line basis over the applicable lease term. Revenue from arrangements requiring the Company to provide continuing access or services is recognized as those obligations are satisfied.

Temporary workspace, access rights and other distinct components are evaluated separately, with consideration allocated to the applicable components. Renewals, extensions, modifications and additional payments are accounted for based on the rights conveyed or obligations satisfied. The Company considers termination and repayment provisions in determining the amount and timing of recognition. Amounts received before the related rights transfer or obligations are satisfied are recorded as deferred income.

Basic and Diluted Earnings per Share

Net earnings per share is provided in accordance with FASB ASC 260-10, "Earnings per Share". Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income per share excludes all potential common shares if their effect is anti-dilutive. There were no dilutive shares outstanding for the three and nine months ended September 30, 2026 and 2025.

Dividends

The Company does not currently pay dividends on a regular basis. In determining whether to declare a dividend, the Board of Directors takes into account the Company’s prior fiscal year’s cash flows from operations and the current economic conditions, among other information deemed relevant. No dividends were declared during the three and nine months ended September 30, 2026 and 2025.

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 clarifies when Topic 270 applies and the form and content of interim financial statements, lists the interim disclosures required by other Codification topics, and adds a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material effect on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and may be applied prospectively or retrospectively. Early adoption is permitted. ASU 2025-11 affects interim disclosures only, and the Company does not expect its adoption to affect its financial position, results of operations or cash flows.

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

U.S. Treasury bills: U.S. Treasury bills are classified as held-to-maturity and recorded at amortized cost. Fair value is based on quoted market prices. The Company held no U.S. Treasury bills at September 30, 2026 or December 31, 2025.

The estimated fair values of the Company's financial instruments are as follows:

		September 30, 2026		December 31, 2025
Financial Assets:	Level	Carrying Value	Fair Value	Carrying Value	Fair Value

Cash and cash equivalents	2	$15,879,801	$15,879,801	$18,010,108	$18,010,108
Certificates of deposit	2	2,248,924	2,248,924	-	-
Total		$18,128,725	$18,128,725	$18,010,108	$18,010,108

Note 3:	Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2026	2025

Land	$3,680,450	$3,688,788
Timber	528,508	528,599
Equipment	104,493	104,493
	4,313,451	4,321,880
Accumulated depreciation	(91,465)	(99,167)
Total	$4,221,986	$4,222,713

During the nine months ended September 30, 2026 and 2025, the Company had a gain on sale of land of $235,326 and $275,399, respectively.

Depreciation expense was $1,314 and $2,398 for the nine months ended September 30, 2026 and 2025, respectively.

Depletion expense was $92 and $126 for the nine months ended September 30, 2026 and 2025, respectively.

Note 4:	Segment Reporting

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

The tables below present financial information for the Company’s three operating business segments:

	September 30,	December 31,
	2026	2025
Identifiable Assets, net of accumulated depreciation
Timber	$528,508	528,599
General corporate assets	21,881,186	21,757,169
Total	22,409,694	22,285,768

Depreciation and depletion
Timber	$92	$126
General corporate assets	1,314	3,109
Total	$1,406	$3,235

	Three Months Ended September 30, 2026
	Oil and Gas	Timber	Surface	Consolidated
Revenues	26,072	3,740	284,261	314,073
Cost of Goods Sold	2,706	13	-	2,719
Gross Profit	23,366	3,727	284,261	311,354

	Three Months Ended September 30, 2025
	Oil and Gas	Timber	Surface	Consolidated
Revenues	47,135	94,825	90,679	232,639
Cost of Goods Sold	5,657	4,833	7,390	17,880
Gross Profit	41,478	89,992	83,289	214,759

	Nine Months Ended September 30, 2026
	Oil and Gas	Timber	Surface	Consolidated
Revenues	72,917	6,407	573,723	653,047
Cost of Goods Sold	7,974	92	51	8,117
Gross Profit	64,943	6,315	573,672	644,930

	Nine Months Ended September 30, 2025
	Oil and Gas	Timber	Surface	Consolidated
Revenues	373,131	94,825	248,803	716,759
Cost of Goods Sold	39,260	9,579	7,390	56,229
Gross Profit	333,871	85,246	241,413	660,530

Reconciliation	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Total Gross Profit	311,354	214,759	644,930	660,530
Less:
General & administrative expense	113,243	186,883	497,732	548,359
Depreciation Expense	438	711	1,314	2,398
Gain on Sale of land	(235,326)	(86,188)	(235,326)	(275,399)
Income (loss) from operations	432,999	113,353	381,210	385,172

Less:
Interest Income	126,241	50,401	390,850	218,480
Miscellaneous Income	1,947	-	10,965	66
Income before income taxes	561,187	163,754	783,025	603,718

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

The Company’s provision for income taxes for interim periods is determined using an estimate of its annual effective tax rate applied to year-to-date ordinary income, adjusted for discrete items, if any, that are taken into account in the relevant period. The Company’s effective tax rate was 20.9% and (1.6)% for the three months ended September 30, 2026 and 2025, respectively, and 20.6% and 26.6% for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rates for the three and nine months ended September 30, 2026 differ from the combined federal and state statutory rate of approximately 24% primarily due to statutory depletion and the exclusion of interest income from Louisiana taxable income. The effective tax rate for the nine months ended September 30, 2025 differs from the statutory rate primarily due to the effect of stock-based compensation, partially offset by a change in the estimated utilization of the net operating loss carryover and statutory depletion. The effective tax rate for the three months ended September 30, 2025 differs from the statutory rate primarily due to a deferred income tax benefit of $30,098 resulting from a change in the estimated utilization of the net operating loss carryover.

The Company had a net deferred tax liability of $109,954 at both September 30, 2026 and December 31, 2025, and no deferred tax asset at either date. At December 31, 2024, the Company had a net deferred tax asset of $231,744, consisting primarily of deferred tax assets related to stock-based compensation and a net operating loss carryover. These deferred tax assets were no longer recorded at December 31, 2025, and the Company had a net deferred tax liability at that date related to a deferred gain and a casualty loss. Primarily as a result of the utilization of the net operating loss carryover and the reversal of the deferred tax asset related to stock-based compensation as the remaining vested awards were issued, the Company recognized deferred income tax expense of $121,926 for the nine months ended September 30, 2025, including a deferred income tax benefit of $30,098 for the three months ended September 30, 2025. No deferred income tax expense was recognized for the three or nine months ended September 30, 2026. The deferred tax liability related to the deferred gain and casualty loss is adjusted when the related land is sold, and the land sold during the three months ended September 30, 2026 was not related to these items.

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

Revenue from the Company's customers that accounted for 5% or more of total revenue for the nine months ended September 30, 2026 and 2025 was as follows:

	Nine Months Ended September 30,
Count	2026	2025
1	$324,086	$191,682
2		94,825
3		37,640

Note 8:	Share-Based Compensation

On June 13, 2022, the Company granted to certain employees an aggregate of 76,755 restricted stock units that vested in annual installments through July 15, 2024 and 280,245 performance shares that vested upon achievement of certain stock price hurdles as measured during the period from July 15, 2020, the effective date of the Executive Employment Agreement in connection with which the Plan was adopted, through July 15, 2024. Performance shares for which the applicable stock price hurdle had been achieved before the grant date vested upon grant. Each of the time-based and market-condition awards were subject to the recipient’s continued service with us, the terms and conditions of our stock incentive plan and the applicable award agreement.

Of the 280,245 performance shares granted, 83,345 vested and the remaining 196,900 lapsed on July 15, 2024 without the stock price hurdles being achieved and lapsed unearned. As a result, a total of 160,100 shares vested under the Plan (76,755 restricted stock units and 83,345 performance shares). As of September 30, 2026, all 160,100 vested shares had been issued to employees, and no vested or unvested awards remained outstanding. On April 16, 2025, the Company issued the final tranche of 36,551 restricted stock units, of which 10,454 shares were withheld to satisfy employee payroll tax withholding obligations. In total, the Company has withheld 49,466 shares to satisfy employee payroll tax withholding obligations related to the issuance of vested awards under the Plan. The withheld shares are reported as treasury stock on the balance sheets.

The share-based compensation expense recognized is included in general and administrative expense in the statements of operations. The total fair value of the awards was $3,374,002 of which $0 was unrecognized stock-based compensation expense as of December 31, 2025 and September 30, 2026.

Note 9:	Subsequent Events

On November 8, 2026, the Company entered into an investment agreement with Jacobs Private Equity II, LLC (“JPE”) and other investors providing for an aggregate $1.0 billion cash investment in exchange for convertible perpetual preferred stock and warrants. Upon completion, JPE will become the Company’s controlling stockholder, Brad Jacobs will become Chairman and Chief Executive Officer, and the Board of Directors will be reconstituted.

The transaction contemplates the Company’s conversion to a Delaware corporation (in connection with which the Company will effect a 4.1744380:1 reverse stock split) and, following the conversion, a holding company reorganization pursuant to which a newly formed Delaware corporation will become the parent company of the Company and the publicly traded company. It also provides for an aggregate cash dividend of approximately $20.8 million to the Company’s stockholders as of the date on which the holding company reorganization becomes effective, contingent upon completion of the investment. Under certain circumstances, the Company may be required to pay JPE a termination fee of $1.0 million if the agreement is terminated, and if the investment is completed, the Company will reimburse JPE for its reasonable costs and expenses incurred in connection with the transaction. Completion is subject to stockholder approval, necessary antitrust approvals and other customary closing conditions.

The agreement was entered into after September 30, 2026 and has been treated as a nonrecognized subsequent event. Accordingly, the September 30, 2026 financial statements do not reflect the contemplated investment, issuance of securities or contingent dividend.

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

Cautionary Statement

This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis, includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like “believe,” “expect,” “plan,” “estimate,” “anticipate,” “intend,” “project,” “will,” “predicts,” “seeks,” “may,” “would,” “could,” “potential,” “continue,” “ongoing,” “should” and similar expressions, or words which, by their nature, refer to future events. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or from our predictions, including those risks described in our Annual Report on Form 10-K, this Form 10-Q, our Current Reports on Form 8-K (including our Form 8-K filed November 9, 2026), and in our other public filings. These risks and uncertainties also include, but are not limited to, risks relating to our recently-announced entry into an investment agreement on November 8, 2026 with Jacobs Private Equity II, LLC (“JPE”) and the other investors party thereto (the “Investment Agreement”), including: (1) risks related to the satisfaction of the conditions to closing the proposed transaction and the other transactions contemplated by the Investment Agreement (including the failure to obtain necessary regulatory approvals or the approval of the Company’s stockholders), in the anticipated timeframe or at all; (2) the risk that any announcements relating to the proposed transactions could have adverse effects on the market price of our common stock; (3) disruption from the proposed transactions making it more difficult to maintain business and operational relationships, including maintaining relationships with our business partners and stakeholders; (4) the occurrence of any event, change or other circumstances that could give rise to the termination of the Investment Agreement; (5) risks related to disruption of management’s attention from our ongoing business operations due to the proposed transactions; (6) the costs, fees and expenses of the contemplated transactions; (7) the risk of litigation related to the proposed transactions; (8) risks related to the proposed conversion, holding company reorganization and reverse stock split, including their effects on the rights of our stockholders and the liquidity and trading price of our common stock; and (9) the effects of the proposed transactions on our existing stockholders if they are completed, including substantial dilution and JPE’s control of the Company. We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise, except as required by applicable law.

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

CKX has small royalty interests in 20 different producing oil and gas fields, 18 of which generated royalty revenue during the nine months ended September 30, 2026. The size of each royalty interest is determined by the Company’s net ownership in the acreage unit for the well. CKX’s royalty interests range from 0.0092% for the smallest to 7.62% for the largest. As the Company does not own or operate the wells, it does not have access to any reserve information. Eventually, the oil and gas reserves under the Company’s current land holdings will be depleted.

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

The Company’s Board of Directors regularly evaluates a range of strategic alternatives that could increase shareholder value, and the Board and management conduct due diligence activities in connection with such alternatives. These include opportunities for growth through the acquisitions of land or other assets, business combinations, dispositions of assets and reinvestment of the proceeds, and other alternatives.

On August 21, 2023, the Company announced that the Board had determined to initiate a formal process to evaluate strategic alternatives for the Company to enhance value for stockholders and had retained a financial advisor in connection with the process.

On April 18, 2024, the Company provided an update on the process, noting that it had received preliminary indications of interest from multiple parties related to the potential acquisition of the Company or its assets, and that the Company and its advisors were working with a select group of these parties to provide them with additional information. The Board formed a subcommittee to provide oversight and management of the process.

After the April 18, 2024 update, management and the Board subcommittee, together with the Company’s financial advisors, continued to engage with interested parties.

On November 18, 2025, the Company sold to Southern Pine Plantations of Georgia, Inc. approximately 6,548 acres of land wholly-owned by the Company in Allen, Beauregard, Calcasieu, Cameron, Jefferson Davis, Natchitoches, Rapides and Sabine Parishes of the State of Louisiana. The Company disclosed the completion of the transaction on its Current Report on Form 8-K filed November 20, 2025. The adjusted purchase price was $8,618,021.70, paid in cash. The transaction was executed pursuant to an Agreement of Purchase and Sale effective August 14, 2025, as amended, that contemplated the sale of approximately 7,014 acres. Certain portions of the originally contemplated property were excluded from the sale in accordance with the Agreement, resulting in a reduction of the original purchase price equal to $1,316.05 per excluded acre. The completion of this transaction represented a significant step in the Company’s evaluation of strategic alternatives.

Following the November 2025 land sale, the Company continued to explore with interested parties a range of options to maximize value for shareholders. As disclosed in the Company’s Current Reports on Form 8-K filed with the SEC on November 9, 2026, and November 10, 2026, the Company entered into the Investment Agreement with JPE and other investors on November 8, 2026, providing for a $1.0 billion cash investment in exchange for convertible perpetual preferred stock and warrants to purchase shares of the Company’s common stock (the “Equity Investment”). Upon completion, JPE will become the Company’s controlling stockholder, Brad Jacobs will become Chairman and Chief Executive Officer, and the Board of Directors will be reconstituted. The investment is expected to close in early 2027, subject to approval by the Company’s stockholders, receipt of necessary antitrust approvals and other customary closing conditions.  Following the closing of the Equity Investment, JPE and the other investors will own approximately 99.78% of the Company’s common stock on an as-converted, as-exchanged basis, before giving effect to the exercise of the warrants.

Prior to the closing of the Equity Investment, the Company will convert from a Louisiana corporation into a Delaware corporation pursuant to a plan of domestication (the “conversion”), effect a 4.1744380:1 reverse stock split with respect to the Company’s common stock and, following the conversion, will effect a holding company reorganization pursuant to which a newly formed Delaware corporation (“NewCo”) will become the parent company of the Company and the publicly traded company, and each outstanding share of the Company’s common stock will be converted into one equivalent share of NewCo common stock (the “holding company reorganization”).  NewCo will be the issuer of the preferred stock and warrants, and references in this Quarterly Report on Form 10-Q to the Company with respect to periods following the holding company reorganization refer to NewCo. Also pursuant to the Investment Agreement, the Company’s stockholders as of the date on which the holding company reorganization becomes effective will be entitled to receive an aggregate cash dividend of $20,800,660, to be paid seven days after such date (the “Cash Dividend”). The Cash Dividend will not be paid unless the Equity Investment is consummated.

Recent Developments

In 2019, the Company began developing several ranchette-style subdivisions on certain of its lands in Calcasieu and Beauregard Parishes using existing road rights of way. The Company identified demand in those areas for ranchette-style lots, which consist of more than three acres each, and the Board of Directors and management believed the project would allow the Company to realize a return on its investment in the applicable lands after payment of expenses. The Company completed and recorded plans for three subdivisions. The three subdivisions are located on approximately 415 acres in Calcasieu Parish and approximately 160 acres in Beauregard Parish and contained an aggregate of 39 lots. The Company closed on the sale of 29 of the 39 lots. In November 2025, the Company sold the remaining acreage on which the subdivisions were located, including the remaining 10 lots, as part of the transaction with Southern Pine Plantations of Georgia, Inc. As a result, the Company no longer owns any lots in these subdivisions and does not expect any further lot sales.

During the nine months ended September 30, 2026, the Company closed on the sale of one 225-acre tract in Jefferson Davis parish in which it had a one-sixth ownership interest for net proceeds of $243,664, resulting in a gain on the sale of $235,326. During the nine months ended September 30, 2025, the Company closed on the sale of two 25-acre lots and one 53-acre lot in Calcasieu parish in which it had a 100% ownership interest for net proceeds to the Company of $499,228, resulting in a gain on the sales of $275,399.

Results of Operations

Summary of Results

The Company’s results of operations for the three months ended September 30, 2026 were driven primarily by a gain on the sale of land of $235,326 and higher surface revenues of $193,582, partially offset by decreases in timber revenues of $91,085 and oil and gas revenues of $21,063. The decrease in total revenues for the nine months ended September 30, 2026, was driven primarily by lower oil and gas revenues of $300,214 and timber revenues of $88,418, partially offset by higher surface revenues of $324,920. The decrease in oil and gas revenues in both periods was due to a decline in net oil and gas produced, which reflects in part the sale of producing lands in November 2025 that reduced the Company’s oil and gas interests.

Revenue – Three Months Ended September 30, 2026

Total revenues for the three months ended September 30, 2026 were $314,073, an increase of approximately 35% when compared with the same period in 2025. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the three months ended September 30, 2026 as compared to 2025, are as follows:

	Three Months Ended September 30,
	2026	2025	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$26,072	$47,135	$(21,063)	(44.7)%
Timber sales	3,740	94,825	(91,085)	(96.1)%
Surface revenue	284,261	90,679	193,582	213.5%
Total revenues	$314,073	$232,639	$81,434	35.0%

Oil and Gas

Oil and gas revenues were 8% and 20% of total revenues for the three months ended September 30, 2026 and 2025, respectively.

CKX received oil and/or gas revenues from 35 and 65 wells during the three months ended September 30, 2026 and 2025, respectively.

Oil and gas revenues decreased for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, by $21,063. The decrease was due to a decrease in net oil and gas produced, which partially resulted from the sale of producing lands in November 2025.

Timber

Timber revenue was $3,740 and $94,825 for the three months ended September 30, 2026 and 2025, respectively. The decrease in timber revenues was due to normal business variations in timber customers’ harvesting.

Surface

Surface revenues increased for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, by $193,582. The increase in surface revenue was due primarily to a one-time payment of $223,664 received from Marais Pipeline, LLC for the grant of a permanent pipeline right-of-way servitude. Right-of-way payments totaled $223,789 for the three months ended September 30, 2026, compared to $5,672 for the three months ended September 30, 2025. Right-of-way payments arise regularly, and the Company is not entitled to any further payments under this servitude. The increase was partially offset by decreases in delay rentals, hunting lease income, and surface lease income.

Revenue – Nine Months Ended September 30, 2026

Total revenues for the nine months ended September 30, 2026 were $653,047, a decrease of approximately 9% when compared with the same period in 2025. Total revenue consists of oil and gas, timber, and surface revenues. Components of revenues for the nine months ended September 30, 2026 as compared to 2025, are as follows:

	Nine Months Ended September 30,
	2026	2025	Change from Prior Year	Percent Change from Prior Year
Revenues:
Oil and gas	$72,917	$373,131	$(300,214)	(80.5)%
Timber sales	6,407	94,825	(88,418)	(93.2)%
Surface revenue	573,723	248,803	324,920	130.6%
Total revenues	$653,047	$716,759	$(63,712)	(8.9)%

Oil and Gas

Oil and gas revenues were 11% and 52% of total revenues for the nine months ended September 30, 2026 and 2025, respectively.

CKX received oil and/or gas revenues from 50 and 78 wells during the nine months ended September 30, 2026 and 2025, respectively.

Oil and gas revenues decreased for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, by $300,214. The decrease was due to a decrease in net oil and gas produced, which partially resulted from the sale of producing lands in November 2025.

Timber

Timber revenue was $6,407 and $94,825 for the nine months ended September 30, 2026 and 2025, respectively. The decrease in timber revenues was due to normal business variations in timber customers’ harvesting.

Surface

Surface revenues increased $324,920 for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was due primarily to right-of-way payments of $361,549, including two payments from Marais Pipeline, LLC totaling $324,086, compared to $6,608 for the nine months ended September 30, 2025. The increase was partially offset by decreases in delay rentals and surface lease income, while hunting lease income increased modestly.

Costs and Expenses – Three and Nine Months Ended September 30, 2026

Oil and gas costs decreased for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025 by $2,951 and $31,286, respectively. Oil and gas costs fluctuate proportionately with increased or decreased production.

Timber costs decreased for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025 by $4,820 and $9,487, respectively. Timber costs are related to general management of the Company’s timberland. The decrease is primarily due to decreased timber management costs.

General and administrative expenses decreased for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025 by $73,640 and $50,627, respectively. This is primarily due to a decrease in legal fees.

Gain on Sale of Land – Three and Nine Months Ended September 30, 2026

Gain on sale of land was $235,326 for the three and nine months ended September 30, 2026, and $86,188 and $275,399 for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2026, this consisted of the sale of one 225-acre tract in Jefferson Davis parish. For the three months ended September 30, 2025, this consisted of the sale of one 25-acre lot in Calcasieu parish. For the nine months ended September 30, 2025, this consisted of the sale of two 25-acre ranchette lots and one 53-acre lot in Calcasieu parish.

Income Tax Expense – Three and Nine Months Ended September 30, 2026

Income tax expense was $117,167 for the three months ended September 30, 2026, compared to an income tax benefit of $2,550 for the three months ended September 30, 2025. Income tax expense was $161,526 and $160,799 for the nine months ended September 30, 2026 and 2025, respectively. The Company’s effective tax rate was 20.9% and (1.6)% for the three months ended September 30, 2026 and 2025, respectively, and 20.6% and 26.6% for the nine months ended September 30, 2026 and 2025, respectively. The increase in income tax expense for the three months ended September 30, 2026 was primarily due to higher pretax income ($561,187 compared to $163,754). The change in the effective tax rate was primarily due to the deferred income tax benefit of $30,098 recognized in the three months ended September 30, 2025 from a change in the estimated utilization of the net operating loss carryover and, for the nine-month period, the absence in 2026 of the stock-based compensation effect that increased the 2025 effective tax rate.

Liquidity and Capital Resources

Sources of Liquidity

Current assets totaled $18,187,708 and current liabilities equaled $232,829 at September 30, 2026.

As of September 30, 2026 and December 31, 2025, the Company had no outstanding debt.

In the opinion of management, cash and cash equivalents are adequate for projected operations and possible land acquisitions.

The Company’s Board of Directors regularly evaluates a range of strategic alternatives that could increase shareholder value, and the Board and management conduct due diligence activities in connection with such alternatives. These include opportunities for growth through the acquisitions of land or other assets or business combinations, dispositions of assets and reinvestment of the proceeds, and other alternatives. The cost and terms of any financing to be raised in conjunction with any growth opportunity, including the Company’s ability to raise debt or equity capital on terms and at costs satisfactory to the Company, and the effect of such opportunities on the Company’s balance sheet, are critical considerations in any such evaluation.

Analysis of Cash Flows

Net cash provided by (used in) operating activities was $(125,047) and $336,296 for the nine months ended September 30, 2026 and 2025, respectively. The decrease in cash provided by operating activities was primarily attributable to a decrease in current liabilities, which resulted in an unfavorable impact on operating cash flows.

Net cash used in investing activities was $(2,005,260) for the nine months ended September 30, 2026, while net cash provided by investing activities was $4,241,631 for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, this resulted from purchases of certificates of deposits and securities of $4,478,158 and $3,015,990, respectively, offset by the maturity of certificates of deposits and the maturity of securities of $2,229,234 and $3,015,990, respectively, and proceeds from the sale of fixed assets of $243,664. For the nine months ended September 30, 2025, this resulted from purchases of certificates of deposits of $6,750,837, offset by the maturity of certificates of deposit of $10,493,240 and proceeds from the sale of fixed assets of $499,228.

Net cash used in financing activities was $0 and $147,614 for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2025, this resulted from repurchases of common stock from the withholding of shares to pay taxes upon the vesting of stock awards under the stock incentive plan.

Significant Accounting Policies

There were no changes in our significant accounting policies and estimates during the nine months ended September 30, 2026 from those set forth in “Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Recent Accounting Pronouncements

See Note 1, Significant Accounting Policies and Recent Accounting Pronouncements, to our unaudited financial statements included in this report for information regarding recently issued accounting pronouncements that may impact our financial statements.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2026, we did not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 3. NOT APPLICABLE

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2026. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026 because of the material weaknesses in internal control over financial reporting described below that remained unremediated as of that date.

Correction of Previously Reported Conclusions

In Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2025, we reported that our disclosure controls and procedures were effective as of December 31, 2025. Following a reassessment, our principal executive officer and principal financial officer determined that the previously reported conclusion was incorrect and concluded that our disclosure controls and procedures were not effective as of December 31, 2025.

The material weaknesses identified as of December 31, 2025 related to the classification of cash equivalents and short-term investments, accounting for income taxes, and accounting for the cost basis of land holdings. These weaknesses affected our ability to accurately record, process and review financial information required in our Exchange Act reports. Management’s additional year-end reviews did not sufficiently compensate for these weaknesses.

In Item 4 of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026, we reported that our disclosure controls and procedures were effective as of each respective quarter-end. Following a separate reassessment of each period, and because the material weaknesses described above had not been remediated as of those dates, our principal executive officer and principal financial officer determined that those previously reported conclusions were incorrect and concluded that our disclosure controls and procedures were not effective as of March 31, 2026 and June 30, 2026.

These corrected conclusions did not result in any change to our previously issued financial statements.

Remediation Efforts

As of September 30, 2026, the material weaknesses described above had not been remediated.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, management implemented procedures designed to address these material weaknesses, including quarterly review and reconciliation procedures over the classification of cash equivalents and short-term investments, the income tax provision (including the accounting for restricted and performance stock units), and the cost basis and gain or loss on land sale transactions. As of September 30, 2026, management had not completed testing of the design and operating effectiveness of these procedures sufficient to conclude that the material weaknesses have been remediated.

During the quarter ended September 30, 2026, management also considered further enhancements to its document control and financial close procedures. The proposed procedures would require our internal accounting team to identify unusual transactions earlier in the close, obtain and review relevant source documents and contractual terms, and research, document and validate the appropriate accounting treatment before financial information is recorded and reported. These enhancements remained under consideration as of September 30, 2026.

Management will consider a material weakness remediated once the relevant controls have been implemented, have operated for a sufficient period, and testing supports their design and operating effectiveness.

Notwithstanding these material weaknesses, management, including our principal executive officer and principal financial officer, has concluded that the condensed financial statements included in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  NOT APPLICABLE

ITEM 1A  Risk Factors

Significant Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, including those under the heading “Item 1A. Risk Factors,” which, along with risks described in this report, are risks we believe could materially affect our business, financial condition, or results of operations in future periods. The risks described below are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or results of operations in future periods.

There were no material changes during the period covered in this report to the risk factors previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2025, except as follows:

Risks Relating to the Equity Investment

The Equity Investment is subject to receipt of approval from our stockholders as well as the satisfaction of other closing conditions, and the Investment Agreement may be terminated in certain circumstances, so the Equity Investment may not be completed on the anticipated timeline or at all.

The Investment Agreement contains a number of customary conditions to complete the Equity Investment, including (i) the approval by our stockholders of the Equity Investment, our proposed new Delaware certificate of incorporation (including the 4.1744380:1 reverse stock split contemplated therein), the plan of domestication (including the conversion and the holding company reorganization) and any equity incentive plan proposed by JPE prior to the mailing of the definitive proxy statement for the stockholders’ meeting, (ii) the absence of any order or injunction issued by a court of competent jurisdiction or other legal restraints prohibiting the consummation of the transaction, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iv) the accuracy of the representations and warranties contained in the Investment Agreement (in some cases subject to certain materiality qualifiers), (v) performance in all material respects of the obligations in the Investment Agreement, and (vi) the absence of a Material Adverse Effect (as defined in the Investment Agreement).  We cannot assure you that all required approvals will be obtained or that all closing conditions will be satisfied, and, if all required approvals are obtained and the closing conditions are satisfied, we can provide no assurance as to the terms, conditions and timing of such approvals or the timing of the completion of the Equity Investment and the related transactions. Any delay in completing the Equity Investment and related transactions could cause us not to realize some or all of the benefits that we expect to achieve if the Equity Investment is successfully completed within its expected timeframe. In addition, JPE may terminate the Investment Agreement in its sole discretion at any time prior to the mailing of the definitive proxy statement for the stockholders’ meeting, in which case JPE will be required to pay us a termination fee of $5.0 million, and either we or JPE may terminate the Investment Agreement if the closing of the Equity Investment has not occurred by June 30, 2027.

Failure to complete the Equity Investment could materially adversely affect our business operations, financial results and stock price.

If the Equity Investment is not completed, including as a result of our stockholders failing to give the required approvals, the Equity Investment will not occur, and the Cash Dividend will not be paid. Our ongoing business may be materially adversely affected, and we would be subject to a number of risks, including the following:

●

we may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of the shares would return to the prices at which the shares currently trade;

●	we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting our business partners;
●

we will still be required to pay certain significant costs relating to the Equity Investment, such as legal, accounting, financial advisor, printing and other professional services fees, which may relate to activities that we would not have undertaken other than to complete the Equity Investment;

●	we may be required to pay a cash termination fee as required under the Investment Agreement;
●

the Investment Agreement places certain restrictions on the conduct of our business, which may have delayed or prevented us from undertaking business opportunities that, absent the Investment Agreement, we may have pursued;

●

matters relating to the Equity Investment require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and refraining from pursuing other opportunities that could have been beneficial to us; and

●

we may incur additional costs in connection with the defense or settlement of any stockholder litigation in connection with the Equity Investment, which may adversely affect our ability to complete the Equity Investment.

If the Equity Investment is not consummated, the risks described above may materialize and they may have a material adverse effect on our business operations, financial results and stock price, especially to the extent that the current market price of our common stock reflects an assumption that the Equity Investment will be completed.

We will be subject to various uncertainties while the Investment Agreement is pending that may cause disruption and may make it more difficult to maintain relationships with our business partners.

Uncertainty about the effect of the Equity Investment on our business partners, vendors, and other stakeholders may have an adverse effect on us. These uncertainties could cause our business partners and others that deal with us to attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than with us. In addition, there could be distractions to or disruptions for our management associated with obtaining the required approvals to close the Equity Investment. These disruptions could have an adverse effect on our business operations and financial results. The risks, and adverse effects, of such disruptions could be exacerbated by a delay in completion of the Equity Investment or termination of the Investment Agreement.

We are subject to certain restrictions in the Investment Agreement that may hinder operations pending the consummation of the Equity Investment.

Whether or not the Equity Investment is completed, the pending transaction may disrupt our current plans and operations, which could have an adverse effect on our business operations and financial results. The Investment Agreement generally requires us to use commercially reasonable efforts to conduct our business in all material respects in the ordinary course and preserve intact in all material respects our business organization, employee relationships, assets and properties, and our business relationships during the period between the date of the Investment Agreement and the closing of the Equity Investment, and not to engage in specified types of transactions during this period, subject to certain exceptions. These restrictions could be in place for an extended period of time if the consummation of the Equity Investment is delayed, which may delay or prevent us from undertaking business opportunities that, absent the Investment Agreement, we might have pursued, or effectively respond to competitive pressures or industry developments. For these and other reasons, the pendency of the Investment Agreement could adversely affect our business operations and financial results.

If the Investment Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to JPE. This cost could require us to use cash that would have otherwise been available for other uses.

If the Equity Investment is not completed, in certain circumstances, we could be required to pay a termination fee of $1.0 million to JPE. If the Investment Agreement is terminated, the termination fee we may be required to pay, if any, under the Investment Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. The payment of a termination fee may also have an adverse impact on our financial condition and could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us or deter such third party from making a competing acquisition proposal. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. For these and other reasons, termination of the Investment Agreement could materially adversely affect our business operations and financial results, which in turn would materially and adversely affect the price of our common stock.

Litigation relating to the Equity Investment could delay or prevent its completion and result in substantial costs.

Transactions such as the Equity Investment are frequently the subject of litigation, including claims alleging breaches of fiduciary duty or inadequate disclosure, which may be brought against us, our directors, JPE or others. Any such litigation, whether or not meritorious, could result in substantial costs and divert management’s attention and, if a plaintiff were to obtain an injunction or other relief, could delay or prevent the completion of the Equity Investment.

Risks Relating to Our Internal Control Over Financial Reporting

We have identified material weaknesses in our internal control over financial reporting, and our disclosure controls and procedures were not effective as of September 30, 2026 or as of the end of certain prior periods.

As described in Part I, Item 4 of this Form 10-Q, we have identified material weaknesses in our internal control over financial reporting related to the classification of cash equivalents and short-term investments, accounting for income taxes and accounting for the cost basis of land holdings, and our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2025, March 31, 2026, June 30, 2026 and September 30, 2026, correcting the conclusions previously reported in our Annual Report on Form 10-K for the year ended December 31, 2025 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026. These material weaknesses had not been remediated as of September 30, 2026, and we cannot assure you that our remediation efforts will be successful or that additional material weaknesses will not be identified in the future. If we fail to remediate these material weaknesses or otherwise maintain effective internal control over financial reporting and disclosure controls and procedures, our financial statements could contain material misstatements, we could fail to meet our reporting obligations, and we could become subject to investigations or proceedings by the SEC or the NYSE American or to stockholder litigation, any of which could cause investors to lose confidence in our reported financial information and adversely affect the trading price of our common stock.

ITEMS 2-4. NOT APPLICABLE

ITEM 5. OTHER INFORMATION

During the third fiscal quarter of the Registrant’s 2026 fiscal year, no director or officer adopted or terminated a contract, instruction or written plan or arrangement for the purchase or sale of securities of the Registrant.

ITEM 6.  EXHIBITS

2.1	Investment Agreement, dated November 8, 2026, by and among the Registrant, Jacobs Private Equity II, LLC and the other investors party thereto (incorporated by reference to Exhibit 2.1 to Form 8-K (File No. 001-31905) filed on November 10, 2026).

3.1	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Form 10-K (File No. 001-31905) for the year ended December 31, 2018 filed on March 21, 2019).

3.2	Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to Form 10-K (File No. 001-31905) for the year ended December 31, 2003 filed on March 19, 2004).

3.3

Articles of Amendment to the Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.3 to Form 10-K (File No. 001-31905) for the year ended December 31, 2018 filed on March 21, 2019).

3.4	Amended and Restated By-Laws of the Registrant (adopted as of August 10, 2023) (incorporated by reference to Exhibit 3.1 to Form 8-K (File No. 001-31905) filed on August 14, 2023).

10.1	Voting and Support Agreement, dated November 8, 2026, by and between Jacobs Private Equity II, LLC and William Gray Stream (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 001-31905) filed on November 10, 2026).

10.2	Voting Agreement, dated November 8, 2026, by and between the Registrant and Ottley Properties, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 001-31905) filed on November 10, 2026).

31.1*	Certification of W. Gray Stream, President, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Scott A. Stepp, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of W. Gray Stream, President, pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Scott A. Stepp, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 and Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2026

CKX LANDS, INC.

By:

/s/ W. Gray Stream
W. Gray Stream
President
(Principal executive officer)

By:

/s/ Scott A. Stepp
Scott A. Stepp
Chief Financial Officer
(Principal financial officer)